Form 10QSB
period 2008-03-31
Lincoln Mining Corp
filed 2008-05-21
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-50009

LINCOLN MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Pacific Avenue
Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

(323) 449-2180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X] No [ ]

As of May 20, 2008, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

LINCOLN MINING CORP.
FORM 10-QSB
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements
Page
Balance Sheets as of March 31, 2008 and June 30, 2007	2

Statements of Operations for the Three and Nine Months Period Ended March 31, 2008 and 2007 and the period from inception February 20, 2007 to March 31, 2007	3

Statements of Cash Flows for the Nine Months Ended March 31, 2008 and 2007 and the period from inception February 20, 2007 to March 31, 2007	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	16

Signatures	17

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
Current
Cash and cash equivalents	$12,045	$23,721
Prepaid	-	251
Total current assets	12,045	23,972

Property and Equipment
Mining interests	10,000	10,000
Total property and equipment	10,000	10,000

Total assets	22,045	33,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Related party payable	$100	100

Total current liabilities	100	100

Total liabilities	100	100

Commitments and contingencies	-	-

Stockholders' Equity
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding, respectively	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(13,055)	(1,128)

Total stockholders’ equity	21,945	33,872
Total liabilities and stockholders’ equity	$22,045	33,972

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
		For the		For the	During the
	For the	Period from	For the	Period from	Exploration
	Three	Inception	Nine	Inception	Stage February
	Months	February 20,	Months	February 20,	20, 2007
	Ended	2007 to	Ended	2007 to	(inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
Revenue	-	-	-	-	-
	-	-	-	-	-

Operating costs and expenses

Consulting	$-	$-	$550	$-	550
Legal and accounting	2,400	-	9,353	-	10,101
Operation and administration	394	103	2,024	103	2,404

Total operating costs and expenses	2,794	103	11,927	103	13,055

Loss from operations and before income tax	(2,794)	(103)	(11,927)	(103)	(13,055)

Provision for income taxes	-	-	-	-	-

Net (loss)	(2,794)	(103)	(11,927)	(103)	$(13,055)

Loss per common share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average common shares	5,420,000	5, 420,000	5, 420,000	5, 420,000

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

		For the
		Period from
		Inception	Accumulated from
	For the Nine	February 20,	February 20, 2007
	months ended	2007 through	(inception) through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash flows from operating activities

Net loss	$(11,927)	$(103)	$(13,055)

Changes in operating assets and liabilities:

Decrease in prepaid	251	-	-
Net cash used in operating activities	(11,676)	(103)	(13,055)

Cash flows from investing activities
(Increase) decrease in mining interest	-	-	(10,000)
Net cash used in investing activities	-	-	(10,000)

Cash flows from financing activities
Advance from related party	-	100	100
Proceeds from issuance of common stock	-	1,250	35,000
Net cash provided by financing activities	-	1,350	35,100

Increase (Decrease) in cash and cash equivalents	(11,676)	1,247	12,045

Cash and cash equivalents, beginning of year	23,721	-	-

Cash and cash equivalents, end of year	$12,045	$1,247	$12,045

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

For the
Period from
		Inception	Accumulated from
	For the Nine	February 20,	February 20, 2007
	months ended	2007 through	(inception) through
	March 31,	March 31,	March 31,
	2008	2007	2008
Supplement Disclosures:
Cash paid for interest	-	-	-
Cash paid for income tax	-	-	-

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1 – Nature and Continuance of Operations

     The Company was incorporated in the State of Nevada on February 20, 2007. The Company is an Exploration Stage Company as defined by the Statement of Financial Accounting Standard (“SFAS) No.7. The Company has acquired a mineral property located in Elko County, within the state of Nevada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the company’s interest in the underlying property, and the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production of proceeds for sale thereof.

Note 2 - Significant Accounting Policies

     The following is a summary of significant account policies used in the preparation of these financial statements.

     a. Basis of presentation

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

     b. Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     c. Mineral property costs

     The Company has been in the exploration stage since its formation on February 20, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

     Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies (continues)

exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

     d. Fair Value of Financial instruments

     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

     e. Environmental expenditures

     The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

     Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

     f. Income taxes

     Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered are settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies (continues)

     g. Basic and diluted net loss per share

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

For the Nine Months Ended
March 31, 2008
Basic Earnings per share:
Income (Loss) (numerator)	$(11,927)
Shares (denominator)	5,420,000
Per Share Amount	$.00

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(11,927)
Shares (denominator)	5,420,000
Per Share Amount	$.00

     h. Use of estimates and assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

     The Company’s periodic filing with the Securities and Exchange Commission (“SEC”) include, where applicable, disclosures of estimates, assumptions, uncertainties, and market that could affect the financial statements and future operations of the Company.

     i. Concentrations of credit risk

     The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies (continues)

and cash equivalents with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

     j. Risks and uncertainties

     The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 3 – New Technical Pronouncements

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN

AMENDMENT OF ARB NO. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 3 – New Technical Pronouncements (continued)

In March 2008, the FASB issued SFAS No.161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—AN AMENDMENT OF FASB STATEMENT NO. 133. This statement’s objective is intended to enhance the current disclosure framework in statement 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage.

Note 4 - Mineral Property

     Pursuant to a mineral property purchase agreements dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in the Elko County, within the state of Nevada for a cash payment of $10,000. Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized.

Note 5 – Related Party Payable

     The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account.

Note 6 - Capital Stock

Authorized

     The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

     The Company issued 5,420,000 common stocks for cash at a range of $ 0.001 -$0.05 per share.

Note 7 - Income Taxes

     The Company has losses carried forward for income tax purposes to June 30, 2008. There are no current or deferred tax expenses for the period ended June 30, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 - Income Taxes (continued)

operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     The provision for refundable federal income tax consists of the following:

	March 31, 2008	June 30, 2007
Deferred tax asset attributable to
Current operations	(4,439)	(129)
Less: Change in valuation allowance	4,439	129
Net refundable amount	-	-

     The composition of the Company’s deferred tax assets as at March 31, 2008 and June 30, 2007 is as follows:

	For the period	For the period from
	from the inception	the inception on
	on February 20,	February 20, 2007
	2007 to March 31,	to June 30, 2007
	2008

Net operating loss carry forward	(13,055)	(379)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	(4,439)	(129)
Less: Valuation allowance	4,439	129

Net deferred tax asset	-	-

     The potential income tax benefit of these losses has been offset by a full valuation allowance.

     As at March 31, 2008, the Company has an unused net operating loss carry-forward balance of approximately $13,055 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2028.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 8 – Going Concern

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $13,055 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of ore reserves.

     These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This Management's Discussion and Analysis or Plan of Operation and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Zone Lode Claim consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We anticipate that these exploration programs will cost approximately $7,000 and $25,000 respectively.

We plan to commence the phase one exploration program on the Zone Lode claim in the fall of 2008, subject to financing. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs

Our budget for the phase one exploration program is as follows:

Budget - Phase 1

Follow-up Geochem and Detailed Geology sampling	$5,000
Assays 75 @ $20 per assay	$1,500
Contingency	$500

Total Phase I	$7,000

The anticipated budget for the phase two program is as follows:

Geophysical survey	$18,500
Follow-up Mapping	$2,500
Report writing/consulting	$2,500
Operating Supplies	$1,500

Total Phase II	$25,000

After the completion of the phase two exploration program, we will have our consulting geologist prepare a report discussing the results and conclusions of the first two phases of exploration. We will also ask him to provide us with a recommendation for additional exploration work on the Zone Lode claim, which will include a proposed budget.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $50,000.

We will require additional funding in order to proceed with exploration on the Zone Lode claim and to cover administrative expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results Of Operations For Period Ending March 31, 2008

We did not earn any revenues during the nine-month period ending March 31, 2008. We incurred operating expenses in the amount of $11,927 for the nine-month period ended March 31, 2008.

At March 31, 2008, we had total assets of $22,045, consisting of $12,045 of cash and $10,000 for mining interests. At the same date, our liabilities consisted of $100 due to our president for a loan he made to us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES – INCLUDING AN AMMENDMENT OF FASB STATEMENT NO.115. This statement’s objective is to improve financial reporting by providing us with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on our financial statements. We presently comment on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

     In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51. This statement’s objective is to improve the relevance,

comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 141 (revised), BUSINESS COMBINATIONS. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No.161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES—AN AMENDMENT OF FASB STATEMENT NO. 133. This statement’s objective is intended to enhance the current disclosure framework in statement 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and its provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

     Management suggests that our Summary of Significant Accounting Policies, as described in Note 2 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

     Basis of Accounting — We use the accrual method of accounting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

     As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control

     There was no change in our internal control over financial reporting during the nine months ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6. Exhibits

             Exhibits. The following exhibits are included as part of this Quarterly Report:

Exhibit Number	Title of Document

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN MINING CORP.

Dated: May 20, 2008	By:	/s/ John Pulos
John Pulos, President, Acting
Chief Financial Officer