Form 10-K
period 2008-06-30
Lincoln Mining Corp
filed 2008-10-03
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-50009

LINCOLN MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Pacific Avenue
Manhattan Beach, CA	90266
(Address of principal executive offices)	(Zip Code)

(323) 449-2180
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: $.001 par value, common voting shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-Kor any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ X ]  No [ ]

The issuer’s revenue for its most recent fiscal year was: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of  August 15, 2008 was $121,000.

As of September 29, 2008 the issuer had 5,420,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format.

Yes [  ]

No [X]

 LINCOLN MINING CORP.

FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1. DESCRIPTION OF BUSINESS	5

ITEM 2. DESCRIPTION OF PROPERTY	5

ITEM 3. LEGAL PROCEEDINGS	5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	5

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS	6

ITEM 7. FINANCIAL STATEMENTS	11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	25

ITEM 8A(T). CONTROLS AND PROCEDURES	25

ITEM 8B. OTHER INFORMATION	27

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	27

ITEM 10. EXECUTIVE COMPENSATION	30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	30

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	34
ITEM 13. EXHIBITS	34

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

SIGNATURES	36

PART I

INTRODUCTION

Throughout this Annual Report, the terms, “we,” “us,” “our” or “the Company”  refer to Lincoln Mining Corp., (“LMC”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-Kcontains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  For this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industry in which we and our customers participate; competition within our industry, including competition from much larger competitors; legislative requirements or changes which could render our services less competitive or obsolete; our failure to successfully develop new services and/or products or to anticipate current or prospective customers’ needs; price increases or employee limitations; and delays, reductions, or cancellations of contracts we have previously entered.

Forward-looking statements are predictions and not guarantees of future performance or events.  The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes.  Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

ITEM 1.  DESCRIPTION OF BUSINESS

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

ITEM 2.  DESCRIPTION OF PROPERTY

The principal office of Lincoln Mining Corp. is located in Manhattan, California.  There is no lease.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of our directors, officers or affiliates are, or would be, a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE

OF SECURITIES HOLDERS

We did not hold an annual meeting of stockholders to vote on the following matters:

•

to elect directors to our  Board of Directors; and

•

to appoint Chisholm, Bierwolf and Nilson as the independent registered public accounting firm of the Company for the 2007 fiscal year.

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITITES

As of year ended June 30, 2008, our shares are not currently being traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LCNM.

As of September 29, 2008 we have 29 shareholders holding 5,420,000

Cash Dividends

We have not declared a cash dividend on any class of common equity.  There are no restrictions on our ability to pay cash dividends, other than state law that may be applicable; those limit the ability to pay out all earnings as dividends.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have een materially modified, limited or qualified.

During the year ended June 30, 2008, we did not sell any equity securities.

Repurchases of Equity Securities

During the year ended June 30, 2008, we did not repurchase any of our equity securities.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

We do not currently possess a financial institution source of financing and there is no guarantee that the existing sources of cash will be adequate to meet our liquidity requirements.

Our future capital requirements will depend upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As of June 30, 2008, we had cash on hand of $644 compared to $23,721.  The $23,077 decrease in cash on hand is the result of start-up cost of operations. We believe that cash on hand will not be sufficient to cover our operating costs over the next twelve months.  We anticipate needing to find other sources of capital at this time. We would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

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

Results of Operations for Year Ended June 30, 2008

We did not earn any revenues during the year ended June 30, 2008. We incurred operating expenses in the amount of $22,248 for the year ended June 30, 2008.

At June 30, 2008, we had total assets of $12,444, consisting of $644 of cash and $11,800 for mining interests. At the same date, our total liabilities of $820 consisting of a related party payable for $100 due to our president and an accrued expense of $720 incurred for audit fees.

Cash Flow

During the year ended June 30, 2008 cash was primarily used to fund operations. We had a net decrease in cash of $23,077 during the year ended June 30, 2008 as compared to June 30, 2007.  See below for additional discussion and analysis of cash flow.

	For the year ended June 30,
	2008	2007

Net cash provided by (used in) operating activities	$(21,277)	$(1,379)
Net cash used in investing activities	(1,800)	(10,000)
Net cash provided by financing activities	-	35,100

Net Change in Cash	$(23,077)	$23,721

During the year ended June 30, 2008, net cash provided by operating activities was $21,277, compared to net cash provided by operating activities of $1,379 during the year ended June 30, 2007.

As discussed herein we realized net loss from operations of $22,248 during the year ended June 30, 2008, compared to $1,128 during the year ended June 30, 2007.

We did not engage in any financing activities in year ended June 30, 2008. In year ended June 30, 2007, we raised capital through the proceeds from selling common stocks to investors.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS—AN INTERPRETATION OF FASB STATEMENT NO. 60.  This statement was issued because diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The adoption of SFAS No. 163 does not have an impact on the Company’s consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS

Lincoln Mining Corp

(An Exploration Stage Company)

Audited Financial Statements

(In U.S. Dollars)

June 30, 2008

and

June 30, 2007

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2008	2007
Current Assets
Cash and cash equivalents	$644	$23,721
Prepaid	-	251
Total current assets	644	23,972

Property and Equipment
Mining interests	11,800	10,000
Total property and equipment	11,800	10,000

Total assets	12,444	33,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilites
Accounts Payable	720	-
Related party payable	$100	100

Total current liabilities	820	100

Total liabilities	820	100

Commitments and contingencies	-	-

Stockholders' Equity
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding, respectively	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(23,376)	(1,128)

Total stockholders’ equity	11,624	33,872
Total liabilities and stockholders’ equity	$12,444	33,972

The accompany notes are an integral part of the financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
		For the	During the
		Period from	Exploration
	For the	Inception	Stage February
	Year	February 20,	20, 2007
	Ended	2007 to	(inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
Revenue	-	-	-
	-	-	-

Operating costs and expenses

Consulting	$5,550	$-	5,550
Legal and accounting	12,225	749	12,974
Operation and administration	4,473	379	4,852

Total operating costs and expenses	22,248	1,128	23,376

Loss from operations before
income tax	(22,248)	(1,128)	(23,376)

Provision for income taxes	-	-	-

Net (loss)	(22,248)	(1,128)	$(23,376)

Loss per common share –basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares	5, 420,000	5,122,308

The accompany notes are an integral part of the financial statements.

Lincoln Mining, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity
From February 20, 2007 (inception) through June 30, 2008

				Deficit
				Accumulated
			Additional	During	Total
			Paid in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, February 20, 2007
(inception)		$-	$-	$-	$-

Shares issued for Cash at
$0.001 per share	4,000,000	4,000	-		4,000

Shares issued for Cash at
$0.01 per share	1,000,000	1,000	9,000		10,000

Shares issued for Cash at
$0.05 per share	420,000	420	20,580		21,000

Net loss for the period
ending June 30, 2007	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	5,420,000	5,420	29,580	(1,128)	33,872

Net loss for the period
ending June 30, 2008	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	5,420,000	$5,420	$29,580	$(23,376)	$11,624

The accompany notes are an integral part of the financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

		For the
		Period from	Accumulated
		Inception	from February
		February 20,	20, 2007
	Year ended	2007 through	(inception)
	June 30,	June 30,	through June 30,
	2008	2007	2008
Cash flows from operating activities

Net loss	$(22,248)	$(1,128)	$(23,376)

Changes in operating assets and
liabilities:

Increase in accrued expenses	720		720
Decrease in prepaid	251	(251)	-

Net cash used in operating activities	(21,277)	(1,379)	(22,656)

Cash flows from investing activities
Cash paid for mining interest	(1,800)	(10,000)	(11,800)

Net cash used in investing activities	(1,800)	(10,000)	(11,800)

Cash flows from financing activities
Advance from related party	-	100	100
Proceeds from issuance of common
stock	-	35,000	35,000
Net cash provided by financing
activities	-	35,100	35,100

Increase (Decrease) in cash and cash
equivalents	(23,077)	23,721	644

Cash and cash equivalents, beginning
of year	23,721	-	-

Cash and cash equivalents, end of year	$644	$23,721	$644

The accompany notes are an integral part of the financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

For the
		Period from	Accumulated
		Inception	from February
		February 20,	20, 2007
	Year ended	2007 through	(inception)
	June 30,	June 30,	through June 30,
	2008	2007	2008
Supplement Disclosures:
Cash paid for interest	-	-	-
Cash paid for income tax	-	-	-

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

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

Note 2 - Significant Accounting Policies (continues)

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

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.  Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Gas Properties.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

Note 2 - Significant Accounting Policies (continues)

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

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at June 30, 2008 or June 30, 2007.

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

Note 2 - Significant Accounting Policies (continues)

		For the period from
		February 20, 2007
	For the Year Ended	(inception)
	June 30, 2008	to June 30,2007
Basic Earnings per share:
Income (Loss) (numerator)	$(22,248)	$(1,128)
Shares (denominator)	5,420,000	5,122,308
Per Share Amount	$0.00	$0.00
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(22,248)	$(1,128)
Shares (denominator)	5,420,000	5,122,308
Per Share Amount	$0.00	$0.00

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

i. Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

 Note 2 - Significant Accounting Policies (continues)

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

Notes to the Financial Statement

June 30, 2008 and 2007

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS—AN INTERPRETATION OF FASB STATEMENT NO. 60.  This statement was issued because diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The adoption of SFAS No. 163 does not have an impact on the Company’s consolidated financial statements.

Note 4 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has done so this year. Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found.

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account.

Note 6 - Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In April 2007 we issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 we issued 420,000 shares of our common stock for cash at $0.05 per share.

At the year ended June 30, 2008 we have 5,420,000 shares of the common stock issued and outstanding.

Note 7 - Income Taxes

The Company has losses carried forward for income tax purposes to June 30, 2008. There are no current or deferred tax expenses for the period ended June 30, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these tax loss carry forwards. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is Note dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	June 30, 2008	June 30, 2007
Current income tax provision	-	-
Deferred tax attributable to
Current operations - NOL	(7,564)	(384)
Less: Change in valuation allowance	7,564	384
Net provision for income tax	-	-

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

7 - Income Taxes (continued)

The composition of the Company’s deferred tax assets as at June 30, 2008 and June 30, 2007 is as follows:

		For the period from
		the inception on
	For the year ended	February 20, 2007
	June 30, 2008	to June 30, 2007

Net operating loss carry forward	(23,376)	(1,128)

Statutory federal income tax rate	34%	34%
Effective income tax
rate	0%	0%

Deferred tax asset	(7,948)	(384)
Less: Valuation
allowance	7,948	384

Net deferred tax
asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2008, the Company has an unused net operating loss carry-forward balance of $23,376 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

Note 8 – Going Concern

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,376 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

Note 8 – Going Concern (continued)

come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

     Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of June 30, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of June 30, 2008:

Lincoln Mining Corp

Notes to the Financial Statement

June 30, 2008 and 2007

     1)       Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of June 30, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2008 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

     2)       Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2007 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

     3)       We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2008 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

     4)       We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2008 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

     To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses.  We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

     Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2008.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

     This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,

CONTROL PERSONS AND CORPORATE GOVERNANACE;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of

June 30, 2008.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present Position With the Company	Director Since

John Pulos		Chief Executive and Financial Officer	February 2007

The following sets forth certain biographical information relating to the Company’s Officers and Directors:

John Pulos.  Mr. Pulos has been involved in the real estate market for the past 20 years.  Focus has been on development, investment and obtaining land entitlements all over United States and Canada.  Current deals have included a purchase and resale of a 12 building portfolio of retail space as well as numerous acquisitions of undervalued residential projects in the southern California market.  Mr. Pulos obtained his Bachelor of Arts in Political Science from the University of Washington and a Masters of Science in Real Estate Finance at New York University.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Lincoln Mining Corp, Attn: Corporate Secretary, 605 Pacific Avenue, Manhattan Beach, California 90266.

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter.  Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures.

  The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors.  Non-audit services are only provided by our independent accountants to the extent permitted by law.  Pre-approval is required unless a “de minimus” exception is met.  To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Thomas Iwanski, an independent director, could qualify as an audit committee expert.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter.  Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have a nominating committee, the board of directors has determined that it is in the Company’s best interest to have the full board of directors to participate in the consideration for director nominees.  In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues.  The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience.  To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors.  Candidates recommended by shareholders will be evaluated based on the same criteria described above.  Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.  Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; rather our President evaluates officer and employee compensation issues subject to the approval of our board of Directors.  Our President makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation.  The compensation of President is determined and approved directly by board of directors.  Neither the President nor the board of directors engaged compensation consultants during the year.

ITEM 10.  EXECUTIVE COMPENSATION

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held an outstanding equity award at our fiscal year end.

DIRECTOR COMPENSATION

None.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 14, 2008, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	John Pulos	3,000,000	55%
	624 13th Street
	Manhattan Beach, CA 90266

Common	Xavier Franco	250,000	4.6%
	12100 Wilshire Blvd, 17th Fl
	Los Angeles, CA 90025

Common	Marnie Markin	250,000	4.6%
	11831 Laurel Hills Rd.
	Studio City, CA 91604

Common	Blair Sorby	250,000	4.6%
	4759 Kester Avenue
	Sherman Oaks, CA 91403

Common	Tiffeni Graves	250,000	4.6%
	11920 Laurel Hills Rd.
	Studio City, CA 91604

Common	Courtney Kramer	100,000	1.8%
	337 n. Curson Avenue , #4
	Los Angeles, CA 91036

Common	John H Schweitzer	100,000	1.8%
	5440 La Jolla Blvd. Unit E203
	La Jolla, California 92037

Common	Joey D. Ball	100,000	1.8%
	3740 Beechglen Dr
	La Crescenta, CA 91214

Common	Eric Heldwein	100,000	1.8%
	2222 Foothill Blvd, Ste E206
	La Canada, CA 91011

Common	Steven W Woods	100,000	1.8%
	1012 Huntington Dr.
	Duarte, CA 91010

Common	John Scasino	100,000	1.8%
	147 n Beachwood Dr. #E
	Burbank, CA 91506

Common	Josef W Glennanthony	100,000	1.8%
	5712 Airdrome St.
	Los Angeles, CA 90019

Common	Julie McDonald	100,000	1.8%
	10849 Bloomfield Street, #10
	North Hollywood, CA 91602

Common	Marion Yip	100,000	1.8%
	1550 Sanborn Avenue
	Los Angeles, CA 90027

Common	Thomas Taubman	100,000	1.8%
	4155 Center Street
	Los Angeles, CA 90232

Common	Matthe Moldin	30,000	0.55%
	4759 Kester Avenue
	Sherman Oaks, CA 91403

Common	Tonya Christianson	30,000	0.55%
	6600 Bobbyboyar Avenue
	West Hills, CA 91307

Common	Ernesto Barragan	30,000	0.55%
	16501 Sedona Street
	Lake Elsinore, CA 92530

Common	Ryan Mallen	30,000	0.55%
	861 Wilbar Avenue
	San Diego, CA 92109

Common	Aaron M. Coles	30,000	0.55%
	6845 W. 85th Place
	Los Angeles, CA 90045

Common	Stephen Coles	30,000	0.55%
	6845 W. 85th Place
	Los Angeles, CA 90045

Common	Colleen White	30,000	0.55%
	12432 Woodgreen Street
	Los Angeles, CA 90066

Common	Dominic M. Reis	30,000	0.55%
	25908 Pennsylvania Avenue
	Lomita, CA 90717

Common	Cynthia Reis	30,000	0.55%
	25908 Pennsylvania Avenue
	Lomita, CA 90717

Common	Jason Wall	30,000	0.55%
	25561 Eastwind Drive
	Dana Point, CA 92629

Common	Kristin Wall	30,000	0.55%
	25561 Eastwind Drive
	Dana Point, CA 92629

Common	Edward R. Landy	30,000	0.55%
	66870 Hacienda
	Desert Hot Springs, CA 92440

Common	Kirk Strassman	30,000	0.55%
	1158 26th Street, #673
	Santa Monica, CA 90403

Common	Robin Landy	30,000	0.55%
	7550 Santa Lucia Street
	Fontana, CA 92336

All executive officers and directors		3,000,000	55%

Total		5,420,000	100%

(1)

Mr. Pulos is the Chief Executive and Financial Officer of Lincoln Mining.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

None.

ITEM 13. EXHIBITS

Exhibits.  The following exhibits are included as part of this Annual Report:

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
Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf & Nilson, LLC. served as the Company’s independent registered public accounting firm for the years ended June 30, 2008 and 2007, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Chisholm, Bierwolf & Nilson, LLC. for the year ended June 30, 2008 and 2007, are summarized as follows:

	2008	2007
Audit	$0	$0
Audit related	$5,975	$0
Tax	$0	$0
All other	$0	$0
Total	$5,975	$0

Audit Fees.  Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

All Other Fees.  Other fees were for EDGAR filing services provided to the Company.

Board of Directors Pre-Approval Policies and Procedures.  At our regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN MINING CORP.

Dated: September 30, 2008

By:

John Pulos, President, Acting

Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Pulos, certify that:

1)  I have reviewed this quarterly report on Form 10-Kof Lincoln Mining Corp.

2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this report;

4)  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5)  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 30, 2008

By:

John Pulos, Chief Executive Officer

2

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Pulos, certify that:

1)  I have reviewed this quarterly report on Form 10-Kof Lincoln Mining Corp.

2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this report;

4)  The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5)  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 30, 2008

By:

John Pulos, Chief Financial Officer

2

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Kfor the year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Executive Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 30, 2008

John Pulos, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Kfor the year ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Financial Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: September 30, 2008

John Pulos, Chief Financial Officer