Form 10-Q
period 2008-09-30
Lincoln Mining Corp
filed 2008-11-14
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-50009

LINCOLN MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

605 Pacific Avenue
Manhattan Beach, CA	92666
(Address of principal executive offices)	(Zip Code)

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

          Yes [X]     No [ ]

As of October 27, 2008, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

 LINCOLN MINING CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Page
Balance Sheets as of September 30, 2008 and June 30, 2008	2

Statements of Operations for the Three Months Period Ended September 30, 2008 and 2007 and the period from inception on February 20, 2007 through September 30, 2008	3

Statements of Cash Flows for the Three Months Period Ended September 30, 2008 and 2007 and the period from inception on February 20, 2007 through September 30, 2008	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19

Signatures	20

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30	June 30,
	2008	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$505	$644
Total current assets	505	644

Property and Equipment
Mining interests	11,800	11,800
Total property and equipment	11,800	11,800

Total assets	$12,305	$12,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$6,192	$720
Related party payable	2,100	100

Total current liabilities	8,292	820

Total liabilities	$8,292	$820

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(30,987)	(23,376)

Total stockholders’ equity	4,013	11,624
Total liabilities and stockholders’ equity	$12,305	$12,444

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative
			During the
			Exploration
			Stage February
	For Three	For Three	20, 2007
	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
Revenue	-	-	-
	-	-	-

Operating costs and expenses

Consulting	$-	$550	$5,550
Legal and accounting	5,067	7,385	18,041
Operation and administration	2,544	863	7,396

Total operating costs and expenses	7,611	8,798	30,987

Loss from operations before income tax	(7,611)	(8,798)	(30,987)

Provision for income taxes	-	-	-

Net (loss)	$(7,611)	$(8,798)	$(30,987)

Loss per common share – basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	5, 420,000	5,283,412

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	For Three	For Three	February 20, 2007
	Months ended	Months ended	(inception) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash flows from operating activities

Net loss	$(7,611)	$(8,798)	$(30,987)

Changes in operating assets and liabilities:
Increase in accounts payable	5,472	-	6,192
Increase in accrued expense	-	1,740	-
Net cash used in operating activities	(2,139)	(7,058)	(24,795)

Cash flows from investing activities
Cash paid for mining interest	-	(10,000)	(11,800)
Net cash used in investing activities	-	(10,000)	(11,800)

Cash flows from financing activities
Advance from related party	2,000	100	2,100
Proceeds from issuance of common stock	-	35,000	35,000
Net cash provided by financing activities	2,000	35,100	37,100

Increase (Decrease) in cash and cash equivalents	(139)	18,042	505

Cash and cash equivalents, beginning of year	644	-	-

Cash and cash equivalents, end of year	$505	$18,042	$505

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

Accumulated from
	For Three	For Three	February 20, 2007
	Months ended	Months ended	(inception) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Supplement Disclosures:
Cash paid for interest	-	-	-
Cash paid for income tax	-	-	-

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
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

c. Mineral property costs

The Company has been in the exploration stage since its formation on February 20, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. The Company plans to have an impairment evaluation by the end of the fiscal year.

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies – (continues)

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

Lincoln Mining Corp.
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

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at September 30, 2008 and September 30, 2007.

	For Three Months Ended	For Three Months Ended
	September 30, 2008	September 30,2007
Basic Earnings per share:
Income (Loss) (numerator)	$(7,611)	$(8,798)
Shares (denominator)	5,420,000	5,283,412
Per Share Amount	$(0.00)	$(0.00)
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(7,611)	$(8,798)
Shares (denominator)	5,420,000	5,283,412
Per Share Amount	$(0.00)	$(0.00)

Lincoln Mining Corp.
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

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

Note 3 – New Technical Pronouncements (continues)

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

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

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

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. Recently, the president advanced the Company an additional $2,000 for operating costs..

Note 6 - Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In April 2007 we issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 we issued 420,000 shares of our common stock for cash at $0.05 per share.

As of three months ended September 30, 2008 we have 5,420,000 shares of the common stock issued and outstanding.

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 - Income Taxes

The Company has losses carried forward for income tax purposes to June 30, 2009. There are no current or deferred tax expenses for the period ended September 30, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these tax loss carry-forwards. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	September 30, 2008	June 30, 2008

Current income tax provision
Current operations - NOL	(2,588)	(7,564)
Less: Change in valuation allowance	2,588	7,564
Net provision for income tax	-	-

The composition of the Company’s deferred tax assets as at September 30, 2008 and June 30, 2008 is as follows:

	For the period	For the period from
	from the inception	the inception on
	on February 20,	February 20, 2007 to
	2007 to September	June 30, 2008
	30, 2008

Net operating loss carry forward	(30,987)	(23,376)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	(10,536)	(7,948)
Less: Valuation allowance	10,536	7,948
Net deferred tax asset	-	-

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 - Income Taxes (continues)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at September 30, 2008, the Company has an unused net operating loss carry-forward balance of $30,987 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $30,987 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Lincoln Mining Corp.
(An Exploration Stage Company)
Notes to the Financial Statements

Item 2.

Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis or Plan of Operation and other parts of this quarterly report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of September 30, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of September 30, 2008:

1)

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of September 30, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2008 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

LINCOLN MINING CORP.

Dated: November 13, 2008	By: /s/ John Pulos
John Pulos, President, Acting
Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Pulos, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Lincoln Mining Corp.

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

Date: November 13, 2008

By:        /s/ John Pulos

John Pulos, Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Pulos, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Lincoln Mining Corp.

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

Date: November 13, 2008

By:        /s/ John Pulos

John Pulos, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Q for the three months ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Executive Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2008

        /s/ John Pulos
John Pulos, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCAIL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Q for the three months ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Financial Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2008

        /s/ John Pulos
John Pulos, Chief Executive Officer