Form 10-Q
period 2008-12-31
Lincoln Mining Corp
filed 2009-02-23
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

 Yes [X]     No [ ]

As of January 30, 2008, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

LINCOLN MINING CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
Page
Balance Sheets as of December 31, 2008 and June 30, 2008	2

Statements of Operations for the Three and Six Months Period Ended December 31, 2008 and 2007 and the period from inception on February 20, 2007 through December 31, 2008	3

Statements of Cash Flows for the Three and Six Months Period Ended December 31, 2008 and 2007 and the period from inception on February 20, 2007 through December 31, 2008	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31	June 30,
	2008	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$702	$644
Total current assets	702	644

Property and Equipment
Mining interests	11,800	11,800
Total property and equipment	11,800	11,800

Total assets	$12,502	$12,444

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,192	$720
Related party payable	12,100	100

Total current liabilities	15,292	820

Total liabilities	$15,292	$820

Commitments and contingencies	-	-

Stockholders’ Deficit
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(37,790)	(23,376)

Total stockholders’ deficit	(2,790)	11,624
Total liabilities and stockholders’ deficit	$12,502	$12,444

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
					Cumulative
					During the
					Exploration
					Stage February
					20, 2007
	For Three Months Ended		For Six Months Ended		(inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
Revenue	-	-	-	-	-
	-	-	-	-	-

Operating costs and expenses

Consulting	$-	$-	$-	$550	$5,550
Legal and accounting	3,060	316	8,127	6,953	21,101
Operation and administration	3,744	1,147	6,288	1,630	11,139

Total operating costs and expenses	6,804	1,463	14,415	9,133	37,790

Loss from operations before income tax	(6,804)	(1,463)	(14,415)	(9,133)	(37,790)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(6,804)	$(1,463)	$(14,415)	$(9,133)	$(37,790)

Loss per common share – basic and fully diluted	$0	$0	$0	$0

Weighted average common shares – basic and diluted	5, 420,000	5, 420,000	5,420,000	5,420,000

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

					Accumulated
					from February
					20, 2007
					(inception)
	For Three Months Ended		For Six Months		through
	December 31,		Ended December 31,		December 31,
	2008	2007	2008	2007	2008
Cash flows from operating activities

Net loss	$(6,804)	$(1,463)	$(14,415)	$(9,133)	$(37,790)

Changes in operating assets and liabilities:
Increase in accounts payable	(3,000)	-	2,472	-	3,192
Increase in accrued expense	-	1,461	-	3,201	-
Increase in prepaid expense				251
Net cash used in operating activities	(9,804)	(2)	(11,943)	(5,681)	(34,598)

Cash flows from investing activities
Cash paid for mining interest	-	-	-	-	(11,800)
Net cash used in investing activities	-	-	-	-	(11,800)

Cash flows from financing activities
Advance from related party	10,000	-	12,000	-	12,100
Proceeds from issuance of common stock	-	-	-	-	35,000
Net cash provided by financing activities	10,000	-	12,000	-	47,100

Increase (Decrease) in cash and cash equivalents	197	(2)	57	(5,681)	702

Cash and cash equivalents, beginning of year	505	18,042	644	23,721	-

Cash and cash equivalents, end of year	$702	$18,040	$702	$18,040	$702

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

Accumulated from
February 20, 2007
	For Three Months Ended		For Six Months Ended		(inception) through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
Supplement Disclosures:
Cash paid for interest	-	-	-	-	-
Cash paid for income tax	-	-	-	-	-

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

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies – (continued)

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

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at December 31, 2008 and December 31, 2007.

	For Six Months Ended	For Six Months Ended
	December 31, 2008	December 31,2007
	(Unaudited)
Basic Earnings per share:
Income (Loss) (numerator)	$(14,415)	$(9,133)
Shares (denominator)	5,420,000	5,420,000
Per Share Amount	$(0.00)	$(0.00)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(14,415)	$(9,133)
Shares (denominator)	5,420,000	5,420,000
Per Share Amount	$(0.00)	$(0.00)

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies (continued)

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

Note 4 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has done so for this fiscal year end, June 30, 2009. Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found.

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. Recently, the president advanced the Company an additional $12,000 for operating costs which accrues no interest.

Note 6 – Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In April 2007 we issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 we issued 420,000 shares of our common stock for cash at $0.05 per share.

As of six months ended December 31, 2008 we have 5,420,000 shares of the common stock issued and outstanding.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 – Income Taxes

The Company has losses carried forward for income tax purposes to June 30, 2009. There are no current or deferred tax expenses for the period ended December 31, 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these tax loss carry-forwards. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Current income tax provision
Current operations - NOL	(4,901)	(7,564)
Less: Change in valuation allowance	4,901	7,564
Net provision for income tax	-	-

The composition of the Company’s deferred tax assets as at December 31, 2008 and June 30, 2008 is as follows:

	For the period	For the period from
	from the inception	the inception on
	on February 20,	February 20, 2007 to
	2007 to December	June 30, 2008
	31, 2008
	(Unaudited)
Net operating loss carry forward	(37,790)	(23,376)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	(12,849)	(7,948)
Less: Valuation allowance	12,849	7,948

Net deferred tax asset	-	-

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 - Income Taxes (continued)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2008, the Company has an unused net operating loss carry-forward balance of $37,790 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $37,790 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Lincoln Mining Corp
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

Overview

We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest in the Zone Lode claim.  On May 24, 2007, we entered into an agreement with Terry Loney whereby he agreed to sell the Zone Lode claim to us. The Zone Lode claim is located in Section 8 of Township 35N and Range 36E, Mount Diablo Base Meridian, Elko County, Nevada.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Zone Lode Claim, consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We anticipate that these exploration programs will cost approximately $7,000 and $25,000 respectively.

We had planned to commence phase one exploration program on the Zone Lode claim in the fall of 2008. Due to lack of financing, we have pushed the commencement date to the fall of 2009, subject to financing. This program will take approximately two months to complete. We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for these exploration programs

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

Results of Operations for the Six Months Ended December 31, 2008

For the six months ended December 31, 2008, we had total operating expenses of $14,415, compared to $9,133 for the six months ended December 31, 2007.  These expenses consisted of legal and accounting costs of $8,127 (2007 - $6,953) and operation and administration expenses of $6,288 (2007 - $1,630).

We had a net loss of $14,415 for the six months ended December 31, 2008, compared to a net loss of $9,133 for the six months ended December 31, 2007.  We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

Results of Operations for the Period From February 20, 2007 (Inception) Through December 31, 2008

We did not generate any revenue for the six months ended December 31, 2008, nor for the period from inception, February 20, 2007 through December 31, 2008.

For the period from inception on February 20, 2007 to December 31, 2008, we incurred total expenses of $37,790.  These expenses included $5,550 in consulting services, $21,201 for legal and accounting services, and $11,139 for operation and administrative expenses.

For the period from February 20, 2007 (inception) until December 31, 2008, we had a net loss of $37,790. We currently anticipate having a net loss for each quarterly and annual period moving forward until and unless we are able to generate any revenues through the sale of minerals, of which there can be no assurance.

Liquidity and Capital Resources

At December 31, 2008 we had cash of $702, compared to $644 as of the year ended June 30, 2008.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Zone Lode Claim and our business will fail.

We had $15,292 of total liabilities as of December 31, 2008, consisting of $3,192 of accounts payable and $12,100 of related party loans, which amount is due to Mr. Pulos in connection with personal funds advanced to us.  The loan is unsecured, non-interest bearing and payable on demand.

We had a working capital deficiency of $14,590 and a deficit accumulated during the exploration stage of $37,790 as of December 31, 2008.

We have no current commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.  John Pulos, our Chief Executive Officer, has, however, verbally pledged to continue loaning us funds on an as needed basis to maintain our corporate filings and for general working capital.  Mr. Pulos’s pledge is not an assurance and is not binding on Mr. Pulos in any way.  As such, Mr. Pulos reserves the right to and may discontinue funding operations at any time, at which time we will need to raise additional capital, which capital may not be available on favorable terms, if at all.

If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations.  Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.  We do not currently have sufficient funds on had to carry on operations for the next twelve months.  We estimate that we will need approximately $50,000 of additional funds to complete our planned exploration activities and continue our operations for the next twelve months.  We will need to raise at least $7,000 to complete our Phase 1 exploration activities.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency.  The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transaction involving unconsolidated limited purpose entities.

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

In December 2007, the FASB issued SFAS No. 160, NonControlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.  This statement’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on our financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures About Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.  This statement’s objective is intended to enhance the current disclosure framework in statement 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The adoption of SFAS 161 did not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS No. 162 did not have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An Interpretation of FASB Statement No. 60.  This statement was issued because diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  The adoption of SFAS No. 163 does not have an impact on our consolidated financial statements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of December 31, 2008:

1)

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of December 31, 2008 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2008 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.  We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.  We may become involved in material legal proceedings in the future.

Item 2.

Changes in Securities

None.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

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

(b)

Reports on Form 8-K

We did not file any reports on Form 8-K during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN MINING CORP.

Date: February 19, 2008

By:        /s/ John Pulos

John Pulos, President, Acting

Chief Financial Officer