Form 10-Q
period 2009-03-31
Lincoln Mining Corp
filed 2009-05-12
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

          Yes [X]     No [ ]

As of April 30, 2009, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

 LINCOLN MINING CORP.

FORM 10-Q

Lincoln Mining Corp
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31, 2009 (Unaudited)	June 30, 2008

Current Assets
Cash and cash equivalents	$442	$644
Total current assets	442	644

Property and Equipment
Mining interests (Note 2)	0	11,800

Total assets	$442	$12,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,205	$720
Related party payable	12,100	100

Total current liabilities	16,305	820

Total liabilities	$16,305	$820

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(50,863)	(23,376)

Total stockholders’ equity (deficit)	(15,863)	11,624
Total liabilities and stockholders’ equity (deficit)	$442	$12,444

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Exploration
					Stage February
					20, 2007
	For Three Months Ended		For Nine Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009
Revenue	-	-	-	-	-
	-	-	-	-	-

Operating costs and expenses
Consulting	$-	$-	$-	$550	$5,550
Impairment of mining interests	11,800	-	11,800	-	11,800
Legal and Accounting	750	2,400	8,877	9,353	21,851
Operating and administration	523	394	6,810	2,024	11,662

Total operating costs and expenses	13,073	2,794	27,487	11,927	50,863
Net operating costs and expenses	(13,073)	(2,794)	(27,487)	(11,927)	(50,863)

Loss from operations before income tax	(13,073)	(2,794)	(27,487)	(11,927)	(50,863)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(13,073)	$(2,794)	$(27,487)	$(11,927)	$(50,863)

Loss per common share – basic and fully diluted	$-	$-	$(0.01)	$-

Weighted average common shares – basic and diluted	5, 420,000	5, 420,000	5,420,000	5,420,000

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
			February 20, 2007
			(inception) through
	For Nine Months Ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(27,487)	$(11,927)	$(50,863)
Adjustments to reconcile net (loss)
to net cash used in operating activities
Impairment of mining interests	11,800		11,800
Changes in operating assets and liabilities:
Increase in accounts payable	3,483		4,205
Increase in accrued expense
Increase in prepaid expense		251
Net cash used in operating activities	(12,202)	(11,676)	(34,858)

Cash flows from investing activities
Cash paid for mining interest	-	-	(11,800)
Net cash used in investing activities	-	-	(11,800)

Cash flows from financing activities
Advance from related party	12,000	-	12,100
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	12,000	-	47,100
Increase (Decrease) in cash and cash equivalents	(202)	(11,676)	442
Cash and cash equivalents, beginning of year	644	23,721	-

Cash and cash equivalents, end of year	$442	$12,045	$442

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
			February 20, 2007
			(inception) through March
	For Nine Months Ended March 31,		31,
	2009	2008	2009
Supplement Disclosures:
Cash paid for interest	-	-	-
Cash paid for income tax	-	-	-

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1 – Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 20, 2007. The Company is an Exploration Stage Company as defined by the Statement of Financial Accounting Standard (“SFAS) No.7. The Company has acquired a mineral property located in Elko County, within the state of Nevada and has not yet determined whether this property contains reserves that are economically recoverable. At this time, the Company will not be able to further  discover if this property contains reserves that are economical or keep the mineral claim in good standing due to lack of funding.

The Company is reviewing other potential acquisitions in the resource and non-resource sectors. While the Company is in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

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

Under SFAS No. 142, Goodwill and Other Intangible Assets are no longer amortized, but tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant negative industry or economic trends or projected future results of operations. For purposes of financial reporting and impairment testing in accordance with SFAS No. 142, the Company was unable to utilize the mining interest and will not be able to keep the mineral claim in good standing due to lack of funding. The Company’s mineral claim will lapse as of June 30, 2009. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interest, which was a charge to the Company’s statements of operations in the amount of $11,800.

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

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2009 and March 31, 2008.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 2 - Significant Accounting Policies (continues)

	For Nine Months Ended	For Nine Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)
Basic Earnings per share:

Income (Loss) (numerator)	$(27,487)	$(11,927)
Shares (denominator)	5,420,000	5,420,000

Per Share Amount	$(0.01)	$(0.00)

Fully Diluted Earnings per share:

Income (Loss) (numerator)	$(27,487)	$(11,927)
Shares (denominator)	5,420,000	5,420,000

Per Share Amount	$(0.01)	$(0.00)

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

Note 4 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has done so for this fiscal year end, June 30, 2009. Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company will not be able to keep the mineral claim in good standing due to lack of funding. The Company will allow the mineral claim to lapse at the end of June. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interest, which was a charge to the Company’s statements of operations in the amount of $11,800.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. Recently, the president advanced the Company an additional $12,000 for operating costs which accrues no interest. As of March 31, 2009 the related party payable is $12,100.

Note 6 – Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In April 2007 we issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 we issued 420,000 shares of our common stock for cash at $0.05 per share.

As of nine months ended March 31, 2009 we have 5,420,000 shares of the common stock issued and outstanding.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 – Income Taxes

The Company has losses carried forward for income tax purposes to June 30, 2009. There are no current or deferred tax expenses for the period ended March 31, 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these tax loss carry-forwards. The deferred tax consequences of temporary differences in reporting items for financial statements and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Current income tax provision
Current operations - NOL	(9,345)	(7,564)
Less: Change in valuation allowance	9,345	7,564
Net provision for income tax	-	-

The composition of the Company’s deferred tax assets as at March 31, 2009 and June 30, 2008 is as follows:

	For the period	For the period from
	from the inception	the inception on
	on February 20,	February 20, 2007 to
	2007 to March 31,	June 30, 2008
	2009
	(Unaudited)

Net operating loss carry forward	(50,863)	(23,376)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	(17,293)	(7,948)
Less: Valuation allowance	17,293	7,948

Net deferred tax asset	-	-

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Financial Statements

Note 7 – Income Taxes (continues)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at March 31, 2009, the Company has an unused net operating loss carry-forward balance of $50,863 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $50,863 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to continue to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $10,000 in the next 12 months.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $25,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next nine months. We do not have any arrangements in place for any future equity financing.

Results of Operations

Comparison of the nine months ended March 31, 2009 and 2008

There was no revenues generated during the nine months ended, March 31, 2009 or in nine months ended, March 31, 2008

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2009. Total expenses increased 131% during the nine months ended March 31, 2009 compared to 2008. We expect total expenses to be approximately 133% higher during the 2009 fiscal year, primarily as a result of obligatory reporting cost, research and development cost and impairment of mining interests.

Comparison of the three months ended March 31, 2009 and 2008

There was no revenues generated during the three months ended, March 31, 2009 or in three months ended, March 31, 2008

Total expenses increased 368% during the three months ended March 31, 2009 compared to 2008. The increase in total expense was primarily as a result of impairment of mining interests.

Cash Flow

During the nine months ended March 31, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $202 during the nine months ended March 31, 2009 as compared to March 31, 2008.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$(12,202)	$(11,676)
Net cash used in investing activities	-	-
Net cash provided by financing activities	12,000	-

Net Change in Cash	$(202)	$(11,676)

During the nine months ended March 31, 2009, net cash used by operating activities was $12,202, compared to net cash used in by operating activities of $11,676 during the nine months ended March 31, 2008.  As discussed herein we realized a net loss from operations of $27,487 during the nine months ended March 31, 2009, compared to a net loss of $11,927 during the nine months ended March 31, 2008, this increased loss of $ 15,560  resulted in the decrease in cash.

During the nine months ended March 31, 2009, the president advanced the Company an additional $12,000 for operating costs which accrues no interest. We did not engage in investing or financing activities during the nine months ended March 31, 2008.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.

Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of March 31, 2009:

1)

Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of March 31, 2009 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2009 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2)

Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2008 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3)

We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2009 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4)

We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2009 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

Dated: May 07, 2009

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

Date: May 07, 2009

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

Date: May 07, 2009

By:

John Pulos, Chief Financial Officer

2

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Q for the three months ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Executive Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 07, 2009

John Pulos, Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Lincoln Mining Corp. (the “Company”) on Form 10-Q for the three months ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Pulos, Chief Financial Officer of Lincoln Mining Corp., certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) the Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 07, 2009

John Pulos, Chief Executive Officer