Form 10-K
period 2009-06-30
Lincoln Mining Corp
filed 2009-10-01
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of  August 20, 2009 was $121,000.

As of August 20, 2009 the issuer had 5,420,000 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format.

Yes [  ]

No [X]

LINCOLN MINING CORP.
FORM 10-K
TABLE OF CONTENT

PART I	Page
ITEM 1. DESCRIPTION OF BUSINESS	5

ITEM 2. DESCRIPTION OF PROPERTY	5

ITEM 3. LEGAL PROCEEDINGS	5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	5

ITEM 6. SELECTED FINANCIAL DATA	6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS	6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 8. FINANCIAL STATEMENTS SUPPLEMENTARY DATA	12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A(T). CONTROLS AND PROCEDURES	28

ITEM 9B. OTHER INFORMATION	30

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL AND CORPORATE
GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	30

ITEM 11. EXECUTIVE COMPENSATION	33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE	36

ITEM 14. PRINCIPAL ACCOUNTNAT FEES AND SERVICES	37

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	38

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

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Nevada on February 20, 2007. The Company is an Exploration Stage Company as defined by the Statement of Financial Accounting Standard (“SFAS) No.7. The Company had acquired a mineral property located in Elko County, within the state of Nevada and was not able to determine whether this property contains reserves that are economically recoverable. At this time, the Company will not be able to further  discover if this property contains reserves that are economical or keep the mineral claim in good standing due to lack of funding.

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

•

to appoint Chisholm, Bierwolf, Nilson, and Morrill as the independent registered public accounting firm of the Company for the 2009 fiscal year.

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITITES

As of year ended June 30, 2009, our shares are currently being traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LCNM.

As of August 20, 2009 we have 29 shareholders holding 5,420,000

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

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the year ended June 30, 2009, we did not sell any equity securities.

Repurchases of Equity Securities

During the year ended June 30, 2009, we did not repurchase any of our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of June 30, 2009, we had cash on hand of $547 compared to $644.  The $98 decrease in cash on hand is the result of start-up cost of operations. We believe that cash on hand will not be sufficient to cover our operating costs over the next twelve months.  We anticipate the need to find other sources of capital at this time. We would seek additional capital in the form of debt and/or equity.  While we believe we are capable of raising additional capital, there is no assurance that we will be successful in locating other sources of capital on favorable terms or at all.

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

Results of Operations

Comparison of the year ended June, 2009 and 2008

There was no revenues generated during the year ended, June 30, 2009 or in year ended, June 30, 2008

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses increased 42% during the year ended June 30, 2009 compared to 2008.  The 42% increase is primarily due to the impairment of mining interest and obligatory reporting cost. We expect total expenses to be approximately 22% higher during the 2010 fiscal year, primarily as a result of obligatory reporting cost, research and development cost.

Cash Flow

During the year ended June 30, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $97 during the year ended June 30, 2009 as compared to June 30, 2008.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2009	2008

Net cash provided by (used in) operating activities	$ (14,097)	$ (21,277)
Net cash used in investing activities	-	(1,800)
Net cash provided by financing activities	14,000	-

Net Change in Cash	$ (97)	$ (23,077)

During the year ended June 30, 2009, net cash used in operating activities was $14,097, compared to net cash used in operating activities of $21,277 during the year ended June 30, 2008.

As discussed herein we realized a net loss from operations of $31,522 during the year ended June 30, 2009, compared to $22,248 during the year ended June 30, 2008.

During the year ended June 30, 2009, net cash provided by financing activities used $14,000 from a related party, compared to $0 for the year ended June 30, 2008

Off-Balance Sheet Arrangements

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

In April 2009, the FASB issued SFAS No. 164, NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISTIONS- INCLUDING AND AMENDMENT OF FASB NO. 142. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement establishes principles and requirements for how a not-for-profit entity by determines whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. The adoption of SFAS No. 164 does not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No.165, SUBSEQUENT EVENTS. This statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as, the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 does not have an impact on the Company’s consolidated financial statements.

In June2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS – AN AMENDMENT OF FASB STATEMENT NO. 140. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The adoption of SFAS No. 166 does not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, AMENDEMENTS TO FASB INTERPRETATION NO.46(R). This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of SFAS No. 167 does not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATIONTM AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES –A REPLACEMENT OF FASB STATEMENT NO. 162. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of SFAS No. 168 does not have an impact on the Company’s consolidated financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Lincoln Mining Corp

(An Exploration Stage Company)

Audited Financial Statements

(In U.S. Dollars)

June 30, 2009

and

June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lincoln Mining, Inc

Manhattan, California

We have audited the accompanying balance sheets of Lincoln Mining, Inc as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for years then ended and for the period from February 20, 2007 (inception) through June 30, 2009. Lincoln Mining, Inc.’s management is responsibility for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Mining, Inc as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from February 20, 2007 (inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and further losses are anticipated in the development of its business, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

September 22, 2009

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2009	2008
Current Assets

Cash and cash equivalents	$547	$644

Total current assets	547	644

Property and Equipment

Mining interests (notes 2 and 4)	-	11,800

Total property and equipment	-	11,800

Total assets	$547	$12,444

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts Payable	$6,345	$720
Related party payable (note 5)	14,100	100

Total current liabilities	20,445	820

Total liabilities	20,445	820

Commitments and contingencies

Stockholders' Equity (Deficit)

Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding, respectively	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit, accumulated during the exploration stage	(54,898)	(23,376)

Total stockholders’ equity (deficit)	(19,898)	11,624
Total liabilities and stockholders’ equity	$547	$12,444

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations

		For the Year Ended	For the Year Ended	Cumulative During the Exploration Stage February 20, 2007 (inception) to
		June 30,	June 30,	June 30,
		2009	2008	2009

Revenue		$-	$-	$-

Operating expenses

Consulting		-	5,550	5,550
Impairment of Mining Interest		11,800	-	11,800
Legal and accounting		11,357	12,225	24,331
Operation and administration		8,365	4,473	13,217

Total operating expenses		31,522	22,248	54,898

Loss before income tax		(31,522)	(22,248)	(54,898)

Provision for income taxes		-	-	-

Net loss		$(31,522)	$(22,248)	$(54,898)

	$
Loss per common share – basic and fully diluted		(0.01)	$(0.00)
		5, 420,000	5,420,000
Weighted average common shares

The accompanying notes are an integral part of these financial statements.

Lincoln Mining, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2009

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, February 20, 2007 (inception)		$-	$-	$-	$-

Shares issued for Cash at $0.001 per share	4,000,000	4,000	-	-	4,000

Shares issued for Cash at $0.01 per share	1,000,000	1,000	9,000	-	10,000

Shares issued for Cash at $0.05 per share	420,000	420	20,580	-	21,000

Net loss for the period ending June 30, 2007	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	5,420,000	5,420	29,580	(1,128)	33,872

Net loss for the period ending June 30, 2008	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	5,420,000	5,420	29,580	(23,376)	11,624

Net loss for the period ending June 30, 2009	-	-	-	(31,522)	(31,522)

Balance, June 30, 2009	5,420,000	$5,420	$29,580	$(54,898)	$(19,898)

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2009	2008	2009

Cash flows from operating activities

Net loss	$(31,522)	$(22,248)	$(54,898)

Adjustment to reconcile net loss to net cash used in operating activities

Impairment of mining interests	11,800	-	11,800

Changes in operating assets and liabilities:
Increase in accounts payable	5,625	-	6,345
Increase in accrued expenses	-	720	-
Decrease in prepaid	-	251	-
Net cash used in operating activities	(14,097)	(21,277)	(36,753)

Cash flows from investing activities

Cash paid for mining interest	-	(1,800)	(11,800)
Net cash used in investing activities	-	(1,800)	(11,800)

Cash flows from financing activities

Advance from related party	14,000	-	14,100
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	14,000	-	49,100

Increase (Decrease) in cash and cash equivalents	(97)	(23,077)	547

Cash and cash equivalents, beginning of year	644	23,721	-

Cash and cash equivalents, end of year	$547	$644	$547

Lincoln Mining Corp.

The accompanying notes are an integral part of these financial statements.

(An Exploration Stage Company)
Statements of Cash Flows (continued)

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2009	2008	2009

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1 – Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 20, 2007. The Company is an Exploration Stage Company as defined by the Statement of Financial Accounting Standard (“SFAS) No.7. The Company had acquired a mineral property located in Elko County, within the state of Nevada and was not able to determine whether this property contains reserves that are economically recoverable. At this time, the Company will not be able to further  discover if this property contains reserves that are economical or keep the mineral claim in good standing due to lack of funding.

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

Note 2 - Significant Accounting Policies (continued)

c. Mineral property costs (continued)

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

d. Fair Value of Financial instruments

In accordance with SFAS No. 157 Fair Value Measurements, which establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The fair value of the Company’s cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries. No costs have been, or may never be recognized by the Company for environmental expeditions.

Note 2 - Significant Accounting Policies (continued)

f. Income taxes

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48. “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  “Accounting for Income Taxes”.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

g. Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at June 30, 2009 or June 30, 2008.

	For the Year Ended	For the Year Ended
	June 30, 2009	June 30, 2008
Basic Earnings per share:
Income (Loss) (numerator)	$(31,522)	$22,248)
Shares (denominator)	5,420,000	5,420,000
Per Share Amount	$(0.01)	$0.00

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(31,522)	$(22,248)
Shares (denominator)	5,420,000	5,420,000
Per Share Amount	$(0.01)	$0.00

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

Note 3 – New Technical Pronouncements (continued)

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

In April 2009, the FASB issued SFAS No. 164, NOT-FOR-PROFIT ENTITIES: MERGERS AND ACQUISTIONS- INCLUDING AND AMENDMENT OF FASB

NO. 142. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement establishes principles and requirements for how a not-for-profit entity by determines whether a combination is a merger or an acquisition, applies the carryover method in accounting for a merger, applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer, and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. The adoption of SFAS No. 164 does not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No.165, SUBSEQUENT EVENTS. This statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as, the disclosures that an entity should make about events or

Note 3 – New Technical Pronouncements (continued)

transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 does not have an impact on the Company’s consolidated financial statements.

In June2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS – AN AMENDMENT OF FASB STATEMENT NO. 140. This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The adoption of SFAS No. 166 does not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, AMENDEMENTS TO FASB INTERPRETATION NO.46(R). This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of SFAS No. 167 does not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, THE FASB ACCOUNTING STANDARDS CODIFICATIONTM AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES –A REPLACEMENT OF FASB STATEMENT NO. 162. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this

Note 3 – New Technical Pronouncements (continued)

Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The adoption of SFAS No. 168 does not have an impact on the Company’s consolidated financial statements.

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

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. Recently, the president advanced the Company an additional $14,000 for operating costs which accrues no interest and is unsecured and due on demand. As of June 30, 2009 the related party payable is $14,100.

Note 6 - Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Note 6 - Capital Stock (continued)

Issued and outstanding

In April 2007 the Company issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 the Company issued 420,000 shares of our common stock for cash at $0.05 per share.

At the year ended June 30, 2009 and 2008, the Company had 5,420,000 shares of the common stock issued and outstanding.

Note 7 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At inception date of February 20, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.

As of June 30, 2009, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2009and 2008 due to the following:

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2009	2008

Deferred tax asset:
Net operating loss carryforward	$10,717	$7,564
Valuation allowance	(10,717)	(7,564)

Total	$-	$-

Note 7 - Income Taxes (continued)

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2009	2008

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	3,153	7,180
Change in valuation allowance	(3,153)	(7,180)

Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2009, the Company has an unused net operating loss carry-forward balance of $54,898 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $54,898 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 8 – Going Concern (continued)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

     Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of June 30, 2009 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of June 30, 2009:

      1)       Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of June 30, 2009 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2009 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

     2)       Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2009 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

     Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2009.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,

CONTROL PERSONS AND CORPORATE GOVERNANACE;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of

June 30, 2009.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None of the named executive officers held an outstanding equity award at our fiscal year end.

DIRECTOR COMPENSATION

None.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of August 20, 2009, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

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

ITEM 13.  CERTAIN RELATIONSHIPSAND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm Bierwolf Nilson & Morrill, LLC. served as the Company’s independent registered public accounting firm for the years ended June 30, 2009 and 208, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Chisholm Bierwolf Nilson & Morrill, LLC for the year ended June 30, 2009 and 2008, are summarized as follows:

	2009	2008
Audit	$0	$0
Audit related	$4,960	$5,975
Tax	$0	$0
All other	$0	$0
Total	$4,960	$5,975

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

 ITEM 15. EXHIBITS

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

LINCOLN MINING CORP.

Dated: September 24, 2009

By: /s/ John Pulos

John Pulos, President, Acting

Chief Financial Officer