Form 10-Q
period 2009-09-30
Lincoln Mining Corp
filed 2009-11-13
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

          Yes [X]     No [ ]

As of October 27, 2009, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

 LINCOLN MINING CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Page
Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	2

Unaudited statements of Operations for the Three Months Period Ended September 30, 2009 and 2008 and the period from inception on February 20, 2007 through September 30, 2009	3

Unaudited statements of Cash Flows for the Three Months Period Ended September 30, 2009 and 2008 and the period from inception on February 20, 2007 through September 30, 2009	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits	13

Signatures	14

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30	June 30,
	2009	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$737	$547

Total current assets	737	547

Total assets	$737	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts Payable	$1,491	$6,345
Related party payable (note 4)	25,600	14,100

Total current liabilities	27,091	20,445

Total liabilities	27,091	20,445

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit accumulated during the exploration stage	(61,354)	(54,898)

Total stockholders’ (deficit)	(26,354)	(19,898)
Total liabilities and stockholders’ (deficit)	$737	$547

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
		For Three Months Ended	For Three Months Ended	Cumulative During the Exploration Stage February 20, 2007 (inception) to
		September 30,	September 30,	September 30,
		2009	2008	2009

Revenue		$-	$-	$-

Operating expenses
Consulting		-	-	5,550
Impairment of Mining Interest		-	-	11,800
Legal and accounting		5,746	5,067	30,077
Operation and administration		710	2,544	13,927

Total operating expenses		6,456	7,611	61,354

Loss before income tax		(6,456)	(7,611)	(61,354)

Provision for income taxes		-	-	-

Net (loss)		$(6,456)	$(7,611)	$(61,354)

	$
Loss per common share – basic and fully diluted		(0.00)	$(0.00)
		5, 420,000	5,420,000
Weighted average common shares – basic and diluted

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Three Months ended September 30,	For Three Months ended September 30,	Accumulated from February 20, 2007 (inception) through September 30,
	2009	2008	2009
Cash flows from operating activities

Net loss	$(6,456)	$(7,611)	$(61,354)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,854)	5,472	1,491
Net cash used in operating activities	(11,310)	(2,139)	(59,863)

Cash flows from investing activities
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Advance from related party	11,500	2,000	25,600
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	11,500	2,000	60,600

Increase (Decrease) in cash and cash equivalents	190	(139)	737

Cash and cash equivalents, beginning of year	547	644	-

Cash and cash equivalents, end of year	$737	$505	$737

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued) (Unaudited)

	For Three Months ended September 30,	For Three Months ended September 30,	Accumulated from February 20, 2007 (inception) through September 30,
	2009	2008	2009
Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2009. The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

The Company was incorporated in the State of Nevada on February 20, 2007. The Company had acquired a mineral property located in Elko County, within the state of Nevada and was not able to determine whether this property contained reserves that were economically recoverable. The Company currently, has ceased their attempts at developing this property.

The Company is reviewing other potential acquisitions in the resource and non-resource sectors. While the Company is in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Exploration Stage

The Company’s financial statements are presented as those of an exploration stage company.  Activities during the exploration stage primarily include reviewing potential acquisition in the resource and non-resource sectors

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Condensed Financial Statements

Note 3 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has not done so for this fiscal year end, June 30, 2010.

Note 3 - Mineral Property (continued)

Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company will not be able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interest, which was a charge to the Company’s statements of operations in the amount of $11,800.

Note 4 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. By fiscal year-end 2009, the president advanced the Company $14,000 for operating cost. During the three months ended September 30, 2009, the president advanced the Company an additional $11,500 for operating costs.   The loan accrues no interest and is unsecured and due on demand. As of September 30, 2009 the related party payable is $25,600.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Condensed Financial Statements

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $61,354 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of ore reserves.

Note 5 – Going Concern (continued)

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

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

There was no revenues generated during the three months ended, September 30, 2009 or in three months ended, September 30, 2008

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses decreased 15% during the three months ended September 30, 2009 compared to 2008.  The 15% decrease is primarily due to lower operating and administration expense, as well as, lower professional fees . We expect total expenses to be approximately 15% higher during the 2010 fiscal year, primarily as a result of obligatory reporting cost, research and development cost.

Cash Flow

During the three months ended September 30, 2009 cash was primarily used to fund operations. We had a net increase in cash of $190 during the three months ended September 30, 2009 as compared to September 30, 2008.  See below for additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2009	2008

Net cash provided by (used in) operating activities	$(11,310)	$(2,139)
Net cash used in investing activities	-	-
Net cash provided by financing activities	11,500	2,000

Net Change in Cash	$190	$(139)

During the three months ended September 30, 2009, net cash used in operating activities was $11,310, compared to net cash used in operating activities of $2,139 during the three months ended September 30, 2008.

As discussed herein we realized a net loss from operations of $6,456 during the three months ended September 30, 2009, compared to $7,611 during the three months ended September 30, 2008.

During the three months ended September 30, 2009, net cash provided by financing activities used $11,500 from a related party, compared to $2,000 for the three months ended September 30, 2008

Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

     Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of September 30, 2009 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies as of September 30, 2009:

     1)       Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of September 30, 2009 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2008 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

     Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2009.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

LINCOLN MINING CORP.

Dated: November   11, 2009

By:   /s/ John Pulos

John Pulos, President, Acting

Chief Financial Officer