Form 10-Q
period 2009-12-31
Lincoln Mining Corp
filed 2010-02-11
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

          Yes [X]     No [ ]

As of January 27, 2010, the registrant had 5,420,000 shares of common stock, par value $0.001, issued and outstanding.

 LINCOLN MINING CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Page
Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	2

Unaudited statements of Operations for the Three and Six Months Period Ended December 31, 2009 and 2008 and the period from inception on February 20, 2007 through December 31, 2009	3

Unaudited statements of Cash Flows for the Three and Six Months Period Ended December 31, 2009 and 2008 and the period from inception on February 20, 2007 through December 31, 2009	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits	14

Signatures	14

Lincoln Mining Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31	June 30,
	2009	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$-	$547

Total current assets	-	547

Total assets	$-	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts Payable	$4,966	$6,345
Related party payable (note 4)	25,600	14,100

Total current liabilities	30,566	20,445

Total liabilities	30,566	20,445

Commitments and contingencies	-	-

Stockholders’ (Deficit)
Capital stock, $.001 par value,
75,000,000 shares authorized;
5,420,000 shares issued and outstanding	5,420	5,420
Additional paid-in capital	29,580	29,580
Deficit accumulated during the exploration stage	(65,566)	(54,898)

Total stockholders’ (deficit)	(30,566)	(19,898)
Total liabilities and stockholders’ (deficit)	$-	$547

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
		For Three Months Ended December 31,		For Six Months Ended December 31,		Cumulative During the Exploration Stage February 20, 2007 (inception) to
						December 31,
		2009	2008	2009	2008	2009

Revenue		$-	$-	$-	$-	$-

Operating expenses
Consulting		-	-	-	-	5,550
Impairment of Mining Interest		-	-	-	-	11,800
Legal and accounting		3,704	3,060	9,450	8,127	33,781
Operation and administration		508	3,744	1,218	6,288	14,435

Total operating expenses		4,212	6,804	10,668	14,415	65,566

Loss before income tax		(4,212)	(6,804)	(10,668)	(14,415)	(65,566)

Provision for income taxes						-

Net (loss)		$(4,212)	$(6,804)	$(10,668)	$(14,415)	$(65,566)

	$
Loss per common share – basic and fully diluted		(0.00)	$(0.00)	$(0.00)	$(0.00)
		5, 420,000	5,420,000	5,420,000	5,420,000
Weighted average common shares – basic and diluted

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Three Months ended December 31,		For Six Months ended December 31,		Accumulated from February 20, 2007 (inception) through December 31,
	2009	2008	2009	2008	2009
Cash flows from operating activities

Net loss	$(4,212)	$(6,804)	$(10,668)	$(14,415)	$(65,566)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,475	(3,000)	(1,379)	2,472	4,966
Net cash used in operating activities	(737)	(9,804)	(12,047)	(11,943)	(60,600)

Cash flows from investing activities
Net cash used in investing activities	-	-	-	-	-

Cash flows from financing activities
Advance from related party	-	10,000	11,500	12,000	25,600
Proceeds from issuance of common stock	-	-	-	-	35,000
Net cash provided by financing activities	-	10,000	11,500	12,000	60,600

Increase (Decrease) in cash and cash equivalents	(737)	196	(547)	57	-

Cash and cash equivalents, beginning of year	737	505	547	644	-

Cash and cash equivalents, end of year	$-	$701	$-	$701	$-

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued) (Unaudited)

	For Three Months ended December 31,		For Six Months ended December 31,		Accumulated from February 20, 2007 (inception) through December 31,
	2009	2008	2009	2008	2009
Supplement Disclosures:
Cash paid for interest	$-	$-	$-	$-	$-
Cash paid for income tax	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Lincoln Mining Corp
(An Exploration Stage Company)
Notes to the Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2009. The interim results for the period ended December 31, 2009 are not necessarily indicative of the results for the full fiscal year.

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

Note 4 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. By fiscal year-end 2009, the president advanced the Company $14,000 for operating cost. During the six months ended December 31, 2009, the president advanced the Company an additional $11,500 for operating costs.   The loan accrues no interest and is unsecured and due on demand. As of December 31, 2009 the related party payable is $25,600.

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $65,566 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations

Comparison of the six months ended December 31, 2009 and 2008

There was no revenues generated during the six months ended, December 31, 2009 or in six months ended, December 31, 2008

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses decreased 26% during the six months ended December 31, 2009 compared to 2008.  The 26% decrease is primarily due to lower operating and administration expense, as well as, lower professional fees. We expect total expenses to be approximately 26% lower during the 2010 fiscal year, primarily as a result of lower research and development cost.

Comparison of the three months ended December 31, 2009 and 2008

There was no revenues generated during the three months ended, December 31, 2009 or in three months ended, December 31, 2008

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses decreased 38% during the three months ended December 31, 2009 compared to 2008.  The 38% decrease is primarily due to lower operating and administration expense, as well as, lower professional fees. We expect total expenses to be approximately 26% lower during the 2010 fiscal year, primarily as a result of lower research and development cost.

Cash Flow

During the six months ended December 31, 2009 cash was primarily used to fund operations. We had a net decrease in cash of $547 during the six months ended December 31, 2009 as compared to December 31, 2008.  See below for additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2009	2008

Net cash provided by (used in) operating activities	$(12,047)	$(11,943)
Net cash used in investing activities	-	-
Net cash provided by financing activities	11,500	12,000

Net Change in Cash	$(547)	$57

During the six months ended December 31, 2009, net cash used in operating activities was $12,047, compared to net cash used in operating activities of $11,943 during the six months ended December 31, 2008.

As discussed herein we realized a net loss from operations of $10,668 during the six months ended December 31, 2009, compared to $14,415 during the six months ended

December 31, 2008.

During the six months ended December 31, 2009, net cash provided by financing activities used $11,500 from a related party, compared to $12,000 for the six months ended December 31, 2008

Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

     Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

LINCOLN MINING CORP.

Dated: February 10, 2010

By:

__/s/ John Pulos_____

John Pulos, President, Acting

Chief Financial Officer