Form 10-Q
period 2010-03-31
LIBERTY SILVER CORP
filed 2010-05-14
CIK 1407583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 000-50009

LIBERTY SILVER CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

675 Sierra Rose Drive, Ste. 112
Reno, Nevada	89511
(Address of principal executive offices)	(Zip Code)

(775) 829-1110
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

          Yes [X]     No [ ]

As of May 14, 2010, the registrant had 108,400,000 shares of common stock, par value $0.001, issued and outstanding.

 LIBERTY SILVER CORP.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Page
Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	2

Unaudited statements of Operations for the Three and Nine Months Period Ended March 31, 2010 and 2009 and the period from inception on February 20, 2007 through March 31, 2010	3

Unaudited statements of Cash Flows for the Three and Nine Months Period Ended March 31, 2010 and 2009 and the period from inception on February 20, 2007 through March 31, 2010	4

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits	15

Signatures	15

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31	June 30,
	2010	2009
	(unaudited)
Current Assets
Cash and cash equivalents	$2,008	$547
Prepaid (note 5)	950
Deposits (note 5)	850	-
Total current assets	3,808	547

Property and Equipment
Mining interests (note 3)	25,000	-
Total property and equipment	25,000	-

Total assets	$28,808	$547

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts Payable	$5,246	$6,345
Related party payable (note 4)	82,600	14,100

Total current liabilities	87,846	20,445

Total liabilities	87,846	20,445

Commitments and contingencies (note 5)	-	-

Stockholders’ (Deficit)
Capital stock, $.001 par value,
200,000,000 shares authorized; (note 6)
108,400,000 shares issued and outstanding, retroactively restated; (note 6)	108,400	108,400
Additional paid-in capital (note 6)	(73,400)	(73,400)
Deficit accumulated during the exploration stage	(94,038)	(54,898)

Total stockholders’ (deficit)	(59,038)	(19,898)
Total liabilities and stockholders’ (deficit)	$28,808	$547

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
		For Three Months Ended March 31,		For Nine Months Ended March 31,			Cumulative During the Exploration Stage February 20, 2007 (inception) to
							March 31,
		2010	2009	2010	2009		2010

Revenue		$-	$-	$-	$-		$-

Operating expenses
Consulting		10,000	-	10,000	-		15,550
Impairment of Mining Interests		-	11,800	-	11,800		11,800
Legal and accounting		2,710	750	12,160	8,877		36,491
Operation and administration		15,762	523	16,980	6,810		30,197

Total operating expenses		28,472	13,073	39,140	27,487		94,038

Loss before income tax		(28,472)	(13,073)	(39,140)	(27,487)		(94,038)

Provision for income taxes							-

Net (loss)		$(28,472)	$(13,073)	$(39,140)	$(27,487)		$(94,038)

	$
Loss per common share – basic and fully diluted		(0.00)	$(0.00)	$(0.00)	$(0.00)	$
		108,400,000	108,400,000	108,400,000	108,400,000
Weighted average common shares – basic and diluted

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Nine Months Ended March 31,		Cumulative During the Exploration Stage February 20, 2007 (inception) to March 31,
	2010	2009	2010
Cash flows from operating activities

Net loss	$(39,140)	$(27,487)	$(94,038)
Adjustments to reconcile net (loss) To net cash used in operating activities
Impairment of mining interests		11,800	11,800

Changes in operating assets and liabilities:
Increase prepaid	(950)		(950)
Increase deposit	(850)	-	(850)
Increase (decrease) in accounts payable	(1,099)	3,485	5,246
Net cash used in operating activities	(42,039)	(12,202)	(78,792)

Cash flows from investing activities
Purchase of mining interests	(25,000)	-	(36,800)
Net cash used in investing activities	(25,000)	-	(36,800)

Cash flows from financing activities
Advance from related party	68,500	12,000	82,600
Proceeds from issuance of common stock	-	-	35,000
Net cash provided by financing activities	68,500	12,000	117,600

Increase (Decrease) in cash and cash equivalents	1,461	(202)	2,008

Cash and cash equivalents, beginning of year	547	644	-

Cash and cash equivalents, end of period	$2,008	$442	$2,008

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp) (An Exploration Stage Company) Statements of Cash Flows (continued) (Unaudited)
	For Nine Months Ended March 31,		Cumulative During the Exploration Stage February 20, 2007 (inception) to March 31
	2010	2009	2010
Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp (Formerly Lincoln Mining Corp)(An Exploration Stage Company)Notes to the Condensed Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2009. The interim results for the period ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

On February 11, 2010, the Company amended its articles of incorporation. The articles of incorporation were amended for the purposes of (1) changing the name of the registrant to Liberty Silver Corp, and (ii) increasing the authorized shares of the Company from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value common stock.

The Company is reviewing other potential acquisitions in the resource sector while the Company is in the process of due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Exploration Stage

The Company’s financial statements are presented as those of an exploration stage company.  Activities during the exploration stage primarily include reviewing potential acquisition in the resource sectors and continue to raise additional capital funding.

Liberty Silver Corp (Formerly Lincoln Mining Corp)(An Exploration Stage Company)Notes to the Condensed Financial Statements

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

Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company will not be able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interests, which was a charge to the Company’s statements of operations in the amount of $11,800.

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation.

The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada which consists of a total of approximately 5,800 acres, including 5,040 acres of fee land and 59 unpatented mining claims.

Under the Agreement, the Company may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made and has been capitalized, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.

Note 4 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. By fiscal year-end 2009, the president advanced the Company $14,000 for operating cost. During the nine months ended March 31, 2010, the president advanced the Company an additional $68,500 for operating costs.   The loan accrues no interest and is unsecured and due on demand. As of March 31, 2010 the related party payable is $82,600.

Liberty Silver Corp (Formerly Lincoln Mining Corp)(An Exploration Stage Company)Notes to the Condensed Financial Statements

Note 5 – Lease Agreement

On March 26, 2010, the Company entered into a six month lease agreement for office space starting on April 1, 2010 to September 30, 2010. The monthly rent will be $850. The Company has paid a security deposit of $850, first month’s rent for April of $850, a one-time cable fee of $55, and reserved parking for $45 totaling $1,800 which has been recorded on the balance sheet of the Company.

Note 6 – Capital Stock

Authorized

On February 10, 2010, the board of directors authorized a 20-for-1 forward stock split. Prior to the approval of the forward split, the Company had authorized 75,000,000 common shares with the par value of $0.001 per common share. On the effective date of the forward split, the total authorized capital is 200,000,000 common shares with the par value of $0.001 per common share.

Issued and outstanding

In April 2007 we issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share respectively.

In May 2007 we issued 420,000 shares of our common stock for cash at $0.05 per share.

In February 2010, the board of directors authorized a 20-for-1 forward stock split of the Company’s currently issued and outstanding common stock. Prior to approval of the forward split the Company had a total of 5,420,000 issued and outstanding shares of $0.001 par value common stock. On the effective date of the forward split, the Company has a total of 108,400,000 issued and outstanding shares of $0.001 par value common stock.

Note 7 – Change in Directors or Principle Officers

On February 9, 2010, Sylvia Marchini resigned as a Director of the Company. Her resignation was not a result of any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On February 17, 2010, the board of directors appointed Mr. Terry R. Fields to serve as a Director of the Company, as well as, the Company’s President, Chief Executive Officer, and Chief Financial Officer. In conjunction with the appointment of Mr. Fields as President, Chief Executive Officer, and Chief Financial Officer. John Pulos was appointed as Secretary of the Company and resigned as its President.

Liberty Silver Corp (Formerly Lincoln Mining Corp)(An Exploration Stage Company)Notes to the Condensed Financial Statements

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $94,038 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

   Note 9 – Subsequent Events

On April 7, 2010, the Company appointed Mr. William Tafuri to serve as Vice President of Exploration.

In April 2010, the Company hired Mr. Terry Fields and Mr. William Tafuri. The employment contracts are in process of negotiation between the Company and Mr.  Fields and Mr. Tafuri.

There was an additional $1,000,000 raised through a stock offering which closed on May 6, 2010. The offering allowed the investors to purchase one share for $0.75, as well as, receive one warrant for each shared purchased. The warrant expires two years from May 6, 2010 and the investor can exercise their right to purchase more shares at a $1.25 per share.  In April 2010, there were 300,000 shares sold, raising $225,000 and an additional 1,033,334 shares were sold, raising $775,000 in May 2010 through this offering.

Liberty Silver Corp (Formerly Lincoln Mining Corp)(An Exploration Stage Company)Notes to the Condensed Financial Statements

Note 9 – Subsequent Events (continues)

On May 6, 2010, Terry Fields resigned as a director and officer of the Registrant.  His resignation was not the result of any known disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices. John Pulos has been appointed as the Chief Financial Officer.

Liberty Silver Corp has evaluated subsequent events for the period March 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to continue to review other potential acquisitions in the resource sector and continue to raise additional capital funding.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will focus on additional funding in the near future. We  anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next nine months.

Results of Operations

Comparison of the nine months ended March 31, 2010 and 2009

There was no revenues generated during the nine months ended, March 31, 2010 or in nine months ended, March 31, 2009

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses increased 42% during the nine months ended March 31, 2010 compared to 2009.  The 42% increase is primarily due to higher operating and administration and consulting fees, partially offset by the decrease in the impairment of mining interests. We expect total expenses to be approximately 60% higher during the 2010 fiscal year, primarily as a result of increase expenses in consulting and operating and administration costs.

Comparison of the three months ended March  31, 2010 and 2009

There was no revenues generated during the three months ended, March 31, 2010 or in three months ended, March 31, 2009

As we are in an exploratory stage of development, we do not anticipate having a profit in the fiscal year ending, June 30, 2010.

Total expenses increased 118% during the three months ended March 31, 2010 compared to 2009.  The 118% increase is primarily due to higher operating and administration and consulting fees partially offset by the decrease in the impairment of mining interests. We expect total expenses to be approximately 60% higher during the 2010 fiscal year, primarily as a result of increase expenses in consulting fees and operating and administration costs.

Cash Flow

During the nine months ended March 31, 2010 cash was primarily used to fund operations. We had a net increase in cash during the nine months ended March 31, 2010 as compared to March 31, 2009.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2010	2009

Net cash provided by (used in) operating activities	$(42,039)	$(12,202)
Net cash used in investing activities	(25,000)	-
Net cash provided by financing activities	68,500	12,000

Increase(decrease) in cash and cash equivalents	1,461	(202)

Cash and cash equivalents, beginning of year	547	644

Cash and cash equivalents, end of nine months	$2,008	$442

During the nine months ended March 31, 2010, net cash used in operating activities was $42,039, compared to net cash used in operating activities of $12,202 during the nine months ended March 31, 2009.  The increase in cash used in operating activities was primarily due to higher operating and administration expense and consulting fees.

As discussed herein we realized a net loss from operations of $39,140 during the nine months ended March 31, 2010, compared to $27,487 during the nine months ended March 31, 2009. The 42% increase in loss is due to higher operating and administration expense and consulting fees.

During the nine months ended March 31, 2010, net cash used in investing activities was $25,000 compared to $0, during the nine months ended March 31, 2009. The Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation (see note 3).

During the nine months ended March 31, 2010, net cash provided by financing activities used $68,500 from a related party, compared to $12,000 for the nine months ended March 31, 2009. The related party financed the increase in operating and administration expense and consulting fees.

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

We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

In the event that facts and circumstances indicate that the costs of long-lived assets, other than mining properties, may be impaired, and evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Management suggests that our Financial Statements be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our financial statements are described below.

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

LIBERTY SILVER CORP.

Dated: May 14, 2010

By: ______________________________________

/s/ John Pulos, Principle Executive Officer and Chief Financial Officer