Form 10-K
period 2010-06-30
LIBERTY SILVER CORP
filed 2010-10-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	000-50009	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
675 Sierra Rose Drive, Suite 112 Reno, NV 89511
(Address of principal executive offices)
Registrant’s telephone number, including area code: 775-622-0327

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [ ]Yes [X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $0.00.

As of October 1, 2010, the Company had 69,733,334 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

Corporate History

Liberty Silver Corp. ( “We”, “Us”, the “Company”, or the “Registrant”) was incorporated on February 20, 2007 under the laws of the state of Nevada under the name Lincoln Mining Corp. We were incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000.  Our objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc.  We were not able to determine whether this property contained reserves that were economically recoverable and have ceased our attempts at developing this property.

As disclosed on a Form 8-K filed by the Company on April 5, 2010, on March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Silver property located in Pershing County, Nevada (the “Property”); a copy of the Agreement was filed as an exhibit to the Form 8-K filed by the Company on April 5, 2010 and is hereby incorporated by reference.

The Property consists of a total of approximately 5,800 acres, including 5,040 acres of fee land and 59 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property.

Current Operations

Overview

The Registrant presently has one property, the Trinity silver mine described below. Operations at the Trinity silver mine will consist of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional resources.

Products

The Registrant’s anticipated product will be precious and base metal-bearing concentrates and/or precious metal bullion produced from ores from mineral deposits which it hopes to discover and exploit through exploration and acquisition.

Property location

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in

Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 27, 33, and 35, Township 30 North, Range 30 East, MDB&M.

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

(1)

59 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, and TS 1-18 claims, totaling approximately 1200 acres, located in sections 4, 10, and 16,  Township 29 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

(2)

4,396.44 acres of fee land leased by Newmont Mining Corp. from Southern Pacific Land Co., and its successors, and from Santa Fe Pacific Minerals Corporation, and its successors located in sections 3, 5, 11, and 17, Township 29 North, Range 30 East, and sections 27, 33, and 35, Township 30 North, Range 30 East.

(3) 1280 acres of fee land owned by Newmont Mining Corp located in sections 9 and 15, Township 29 North, Range 30 East.

The Registrant’s joint venture area of interest is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 27, 32-35, Township 30 North, Range 30 East, MDB&M.  The Registrant’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Property.

Mining history

The Trinity mining district had limited, intermittent production of silver, gold, lead and zinc from 1865 to 1942.  In the early 1980s Santa Fe Pacific Gold identified and developed significant silver  and base metal mineralization on the western side of the Trinity mining district.  In 1987, an oxidized resource, with a grade of approximately 7 ounces per ton of silver, was put into production by U.S. Borax and joint venture partner Santa Fe Pacific Mining Inc., as an open-pit, cyanide-heap-leach operation.  This mine operated for approximately 2 years and, based on production records, reportedly produced 5 million ounces of silver from 1.1 million short tons of oxide ore.

Since the mine shut down in 1989 a number of explorers have examined the property by drilling and further increased the resource of sulfide silver and base metal mineralization.

Economic geology

The oldest rocks exposed in the Trinity mine area are Triassic to Jurassic marine sedimentary rocks which have been intruded by Cretaceous granodiorite stocks and dikes. These rocks are overlain by Miocene to

Pliocene fine-grained rhyolite volcanic and volcaniclastic units which are principle hosts for silver and base metal mineralization.  Unconformably overlying these rocks are Quaternary pediment gravels.  The general mine area is dominated by high-angle, northeast-aligned Basin and Range faulting accompanied by secondary north- to northwest-aligned fault sets.

The Miocene to Pliocene rocks were invaded by hydrothermal solution which deposited metal sulfides as fine disseminations, veinlets and breccia fillings and altered the rock by silicification, sericitization, and argillization.  The sulfides include silver-bearing freibergite and pyrargyrite, sphalerite, galena, pyrite, arsenopyrite, chalcopyrite, pyrrhotite, and stannite. Over time the nearest-surface mineralization oxidized and was that mined by U.S. Borax.

The unmined, underlying sulfide mineralization, as defined by extensive drilling, covers an area of over 3000 ft by 4000 ft.  As of the late 1980s, the drill-inferred resource (non-NI 43-101 compliant), estimated by U.S. Borax, was 10 million short tons at 3 ounces per ton of silver.  The mineralization is still open along strike and at depth.

Infrastructure

The Trinity silver deposit is situated in western Nevada, a locale which is host to many metal mines, mining equipment companies, drilling companies, mining and metallurgical consulting expertise, and experienced mining personnel.  Its location is accessible by all-weather road through an area of very sparse population.

Government Regulation and Approval

The following permits will be necessary to put the mine into production.

Permit/notification	Agency

- Mine registry	Nevada Division of Minerals
- Mine Opening notification	State Inspector of Mines
- Solid Waste Landfill	Nevada Bureau of Waste Management
- Hazardous Waste Management Permit	Nevada Bureau of Waste Management
- General Storm Water Permit	Nevada Bureau of Pollution Control
- Hazardous material Permit	State Fire Marshal
- Fire and Life Safety	State Fire Marshal
- Explosives Permit	Bureau of Alcohol, Tobacco, Firearms
- Notification of Commencement of Operations	Mine Safety and Health Administration
- Radio License	Federal Communications Commission

Environmental Issues

The historic mining and reclamation by U.S. Borax was done in compliance with all permits. The mine has been officially closed and reclaimed and there are no legacy issues. The permitting process on the historic mine did not identify any threatened or endangered species.  Pershing County is a mining friendly county with several ongoing mining operations. The following environmental permits are necessary:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

The Registrant is currently soliciting bids for the programs necessary to obtain these permits. The cost, timing, and work schedules are not yet available.

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on silver and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than we are, have greater financial resources and have been in the mining business much longer than we have.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  We may not be able to compete against these companies in acquiring new properties and/or qualified people to work on our current Property, or any other properties we may acquire in the future.

Given the size of the world market for precious metals such as silver and gold relative to the number of individual producers and consumers, we believe that no single company has sufficient market influence to significantly affect the price or supply of previous metals such as silver and gold in the world market.

Employees

The Registrant currently has two full-time employees, William Tafuri, the President and Chief Operating Officer, H. Richard Klatt, the vice president of exploration, and one part-time employee.

Reports to Security Holders

We are required to file reports with the SEC under section 13(a) of the Securities Act.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK IS SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING OUR BUSINESS BEFORE PURCHASING ANY OF OUR SHARES OF COMMON STOCK. NO PURCHASE OF OUR COMMON STOCK SHOULD BE MADE BY ANY PERSON WHO IS NOT IN A POSITION TO LOSE THE ENTIRE AMOUNT OF HIS INVESTMENT. THE ORDER OF THE FOLLOWING RISK FACTORS IS PRESENTED ARBITRARILY. YOU SHOULD NOT CONCLUDE THE SIGNIFICANCE OF A RISK FACTOR BECAUSE OF THE ORDER OF PRESENTATION.  OUR BUSINESS AND OPERATIONS COULD BE SERIOUSLY HARMED AS A RESULT OF THESE RISKS.

Risks Related to Our Business

Our property is in the exploration and development stage. There is substantial risk that no commercially exploitable minerals will be found and that funds we expend on exploration and development will be lost.  If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Exploration for minerals is a speculative venture involving substantial risk.  New mineral exploration companies encounter difficulties, and there is a high rate of failure of such enterprises.  The expenditures we may make in the exploration of the mineral concessions may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, additional costs and expenses that may exceed current estimates, unusual or unexpected mineral formations, and other geological conditions.  If we find mineral reserves which we decide to extract, of which there is no guarantee, we may face additional problems, expenses, difficulties and complications which make mining the ore unprofitable. If we encounter any or all of these unanticipated problems, we may be unable to successfully put our Property into production.

Because we may never earn revenues from our operations, our business may fail and cause  investors to lose their entire investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration and development stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.  We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

Our success is dependent on retaining key personnel and on hiring and retaining additional personnel.  If we fail to retain our key personnel, we may have to cease operations.

Our ability to continue to explore and develop our mineral concessions, if warranted, is, in large part, dependent upon our ability to attract and maintain qualified key personnel. There is competition for such personnel, and there can be no assurance that we will be able to attract and retain them. We may not be able to find qualified geologists and mining engineers on a timely basis or at all to pursue our business plan.  Furthermore, if we are able to find qualified employees, the cost to hire them may be too great because there may be other companies that pay at a higher rate than we are able to pay.  Our progress now and in the future will depend on the efforts of key management figures, such as William Tafuri, our President and Chief Operating Officer, and on our ability to hire additional key personnel as needed in the future to continue to explore and develop our mineral concessions and pursue our business plan.  The loss of current key personnel or our inability to hire additional key personnel in the future could have a material adverse effect on our business and could require us to cease operations or to cause our business to fail.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal regulations (environmental, Bureau of Land Management) and the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

We will need additional financing to execute our business plan, which additional financing may not be available on reasonable terms or at all.

Our current working capital is not sufficient to fund our planned operations and exploration activities for the next year.  Our operating budget for the next twelve months is currently approximately $1.65 million, and our currently available working capital is only approximately $1,000,000.  Accordingly, we will require additional working capital to sustain our planned business operations and to carry out our planned exploration activities. We do not currently have any commitments to provide such funds, and there is no assurance that we will be able to obtain the required financing when needed to sustain our operations.  In addition, if we do discover mineral resources in commercially exploitable quantities on our current property, or on any other property we may acquire in the future, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, if we cannot raise the necessary capital to exploit such a deposit, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. As we do not have any current exploration, development or production activities, we do not currently maintain insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Silver prices are highly volatile. If a profitable market does not exist, we may have to cease operations.

Silver prices have been highly volatile, and are affected by numerous international economic and political factors over which we have no control.  Our company’s long-term success is highly dependent upon the price of silver, as the economic feasibility of any ore body discovered on our current property, or on other properties we may acquire in the future, would, in large part, be determined by the prevailing market price of silver. If a profitable market does not exist, we may have to cease operations.

The silver exploration and mining industry is highly competitive.

The silver industry is highly competitive, and we are required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

Risks Relating to the Common Stock

The Company’s common stock is currently approved for trading on the OTC Bulletin Board, but the Company cannot ensure that a liquid trading market for its shares will be sustained.

The Company’s common stock is currently approved for quotation on the OTC Bulletin Board under the symbol LBSV.OB.   The Company cannot ensure that any level of trading activity will be sustained or that, if sustained, that it constitutes a liquid trading market which allows persons who purchase the Company’s common stock to promptly liquidate their investment at any time. Persons who purchase the Company’s common stock may have difficulty liquidating their investment because of the lack of a market or the difficulty in maintaining a market for such shares.

Potential future sales under Rule 144 may depress the market price for the common stock.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. The possible future sale of our shares by the Company’s existing shareholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of our common stock in the over-the-counter market.

The Company’s common stock is currently deemed a “penny stock”, which may make it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply generally to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share.  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  As long as the Company’s shares continue to remain subject to the penny stock rules, it could have an adverse effect on the market for the Company’s shares, and investors could find it more difficult to dispose of the Company’s shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Property location

The Registrant leases office space at 675 Sierra Rose Drive, Suite 112, Reno, Nevada  89511.  It’s telephone number is: 775-622-0327.

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 27, 33, and 35, Township 30 North, Range 30 East, MDB&M.

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

(1)

59 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, and TS 1-18 claims, totaling approximately 1200 acres, located in sections 4, 10, and 16,  Township 29 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

(2)

4,396.44 acres of fee land leased by Newmont Mining Corp. from Southern Pacific Land Co., and its successors, and from Santa Fe Pacific Minerals Corporation, and its successors located in sections 3, 5, 11, and 17, Township 29 North, Range 30 East, and sections 27, 33, and 35, Township 30 North, Range 30 East.

(3) 1280 acres of fee land owned by Newmont Mining Corp located in sections 9 and 15, Township 29 North, Range 30 East.

The Registrant’s joint venture area of interest is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 27, 32-35, Township 30 North, Range 30 East, MDB&M.  The Registrant’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Property.

Mining history

The Trinity mining district had limited, intermittent production of silver, gold, lead and zinc from 1865 to 1942.  In the early 1980s Santa Fe Pacific Gold identified and developed significant silver  and base metal mineralization on the western side of the Trinity mining district.  In 1987, an oxidized resource, with a grade of approximately 7 ounces per ton of silver, was put into production by U.S. Borax and joint venture partner Santa Fe Pacific Mining Inc., as an open-pit, cyanide-heap-leach operation.  This mine operated for approximately 2 years and, based on production records, reportedly produced 5 million ounces of silver from 1.1 million short tons of oxide ore.

Since the mine shut down in 1989 a number of explorers have examined the property by drilling and further increased the resource of sulfide silver and base metal mineralization.

ITEM 3.

LEGAL PROCEEDINGS.

Neither the Company nor its property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. We are not aware of any legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares are approved for trading on the OTC Bulletin Board under the symbol LBSV.OB.  The following table sets forth the Company's high and low closing prices for the Company's common stock as reported on the OTCBB for the periods indicated.

Fiscal Year Ending June 30, 2010	High	Low
First Quarter	$0.00	$0.00
Second Quarter	0.00	0.00
Third Quarter	0.80	0.35
Fourth Quarter	1.29	.37

Fiscal Year Ending June 30, 2009	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$0.00	$0.00

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of October 1, 2010, there were 69,733,334 shares of common stock issued and outstanding held by approximately 5 stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background and Overview

We were incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000.  Our objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc.  We were not able to determine whether this property contained reserves that were economically recoverable and have ceased our attempts at developing this property.  As disclosed above, on March 29, 2010, we entered into an Exploration Earn-In Agreement relating to the Trinity Silver property located in Pershing County, Nevada and now intend to engage in efforts to develop the Property.

Our plan of operation for the fiscal year ending June 30, 2011 is to conduct mineral exploration activities at the Trinity silver mine. Operations at the Trinity silver mine will consist of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional resources.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended June 30, 2010 as compared to the fiscal year ended June 30, 2009.

Comparison of the fiscal years  ended June 30, 2010 and 2009

There were no revenues generated during the fiscal years ended, June 30, 2010 or 2009.

Total expenses increased 2,497% during the year ended June 30, 2010 compared to 2009.  The 2,497% increase is primarily due to exploration expense, valuation of warrants associated with financing, legal and accounting, consulting and operation and administration expense. We expect total expenses to be approximately 300% higher during the 2010 fiscal year, primarily as a result of exploration and development and operation and administration expense.

Liquidity and Capital Resources

Total Current Assets and Liabilities

As of June 30, 2010, our audited balance sheet reflects that the Company had current assets of $744,279, total assets of $769,279, current liabilities of $85,568 and a deficit accumulated in the exploration stage of $873,480.

Management has established an estimated operating budget for the fiscal year commencing July 1, 2010, which includes total estimated expenses of $1,650,050 for the period.  The estimated budget is as follows:

		Q1	Q2	Q3	Q4	Total
43-101		$35,000				35,000
Drilling			$140,000	360,000		500,000
Metallurgy			$25,000	25,000	50,000	100,000
Engineering				$25,000	25,000	50,000
Permitting		$10,000	1,000	20,000	20,000	50,000
Geophysics		$50,000	50,000			100,000
Socio-economic	$				10,000	25,000
Feasibility	$
Staff/OH		$128,500	162,500	164,250	165,750	620,550
Consultants		$37,000	47,000	42,000	43,500	169,500
Total		$260,500	425500	636250	314250	1,650,050
	$

On May 6, 2010, the Company completed a private placement offering of a total of 1,333,334 Units (consisting of one share of common stock and one warrant to purchase an additional share of common stock), from which it received gross offering proceeds of $1,000,000.  Such funds are intended to be used to pay ongoing expenses of the Company as reflected in the operating budget, but are not sufficient to pay all estimated operating expenses.  Accordingly, the Company will be required either to raise additional working or to cut its operating budget.

Management currently believes that the Company will be able to raise additional working capital needed to meet its current budget, and that the best option for doing so will be through the private placement offering and sale of equity securities.  However, the Company does not currently have any commitments to provide working capital and there is no assurance that the required working capital will be available, or will be available on terms acceptable to the Company.

Cash Flow

During the fiscal year ended June 30, 2010 cash was primarily used to fund operations. We had a net increase in cash during the fiscal year ended June 30, 2010 as compared to June 30, 2009.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2010	2009

Net cash provided by (used in) operating activities	$ (236,959)	$ (14,097)
Net cash used in investing activities	(25,000)	-
Net cash provided by financing activities	985,900	14,000

Net Change in Cash	$ 723,941	$ (97)

During the year ended June 30, 2010, net cash used in operating activities was $236,959, compared to net cash used in operating activities of $14,097 during the year ended June 30, 2009.  This increase in net cash used in operating is due to exploration expense, legal and accounting, consulting and operation and administration expense.

As discussed herein we realized a net loss from operations of $ 818,582 during the year ended June 30, 2010, compared to $31,522 during the year ended June 30, 2009. This was due to exploration expense, valuation of warrants associated with financing, legal and accounting, consulting and operation and administration expense.

During the year ended June 30, 2010, net cash provided by financing activities used $985,900 from proceeds from issuance of stock, compared to $14,000 advance from related party for the year ended June 30, 2009. The increase in net cash provided was due to private offering in May 2010.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED JUNE 30, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	17

Balance Sheets	18

Statements of Operations And Comprehensive Income	19

Statements of Stockholders Equity	20-21

Statements of Cash Flows	22-23

Notes to Consolidated Financial Statements	24-40

CHISHOLM, BIERWOLF, NILSON & MORRILL, LLC
Certified Public Accountants
Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbnmcpa.com

Todd D. Chisholm
Nephi J. Bierwolf
Troy F. Nilson
Douglas W. Morrill

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Liberty Silver Corp. (formerly Lincoln Mining, Inc.)
Manhattan, California

We have audited the accompanying balance sheets of Liberty Silver Corp. (formerly Lincoln Mining, Inc.) (an exploration stage company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for years then ended and for the period from February 20, 2007 (inception) through June 30, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from February 20, 2007 (inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since inception and further losses are anticipated in the development of its business, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
October 6, 2010

PCAOB Registered, Members of AICPA, CAQ and UACPA

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 12 South Main, Suite 208, Layton, Utah 84041

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2010	2009
Current Assets
Cash and cash equivalents	$724,488	$547
Prepaid	18,941	-
Deposits	850	-

Total current assets	744,279	547

Property and Equipment
Mining interests (notes 2 and 4)	25,000	-

Total property and equipment	25,000	-

Total assets	$769,279	$547

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,982	$6,345
Accrued expense	79,586	-
Related party payable (note 5)	-	14,100

Total current liabilities	85,568	20,445

Total liabilities	85,568	20,445

Commitments and contingencies

Stockholders' Equity (Deficit)

Capital stock, $.001 par value,
200,000,000 shares authorized;
69,733,334 and 108,400,000 shares issued and outstanding, respectively, retroactively restated	69,734	108,400
Additional paid-in capital	1,487,457	(73,400)
Deficit, accumulated during the exploration stage	(873,480)	(54,898)

Total stockholders’ equity (deficit)	683,711	(19,898)
Total liabilities and stockholders’ equity	$769,279	$547

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations

		For the Year Ended	For the Year Ended	Cumulative During the Exploration Stage February 20, 2007 (inception) to
		June 30,	June 30,	June 30,
		2010	2009	2010

Revenue		$-	$-	$-

Operating expenses

Consulting		95,914	-	101,464
Exploration		91,100	-	91,100
Impairment of Mining Interest		-	11,800	11,800
Legal and accounting		23,535	11,357	47,866
Financing costs associated with valuation of warrants		522,191	-	522,191
Operation and administration		86,136	8,365	99,353
Total operating expenses		818,876	31,522	873,774

Income (loss) from operations		(818,876)	(31,522)	(873,774)

Other income (expense)
Interest income		339	-	339
Interest expense		(45)	-	(45)
Total other income (expense)		294	-	294

Loss before income tax		(818,582)	(31,522)	(873,480)

Provision for income taxes		-	-	-

Net loss		$(818,582)	$(31,522)	$(873,480)

	$
Loss per common share – basic and fully diluted		(0.01)	$(0.00)
		104,892,694	108,400,000
Weighted average common shares

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2010

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, February 20, 2007 (inception)		$-	$-	$-	$-

Shares issued for cash at $0.001 per share	80,000,000	80,000	(76,000)	-	4,000

Shares issued for cash at $0.01 per share	20,000,000	20,000	(10,000)	-	10,000

Shares issued for cash at $0.05 per share	8,400,000	8,400	12,600	-	21,000

Net loss for the period ending June 30, 2007	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	108,400,000	108,400	(73,400)	(1,128)	33,872

Net loss for the period ending June 30, 2008	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	108,400,000	108,400	(73,400)	(23,376)	11,624

Net loss for the period ending June 30, 2009	-	-	-	(31,522)	(31,522)

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2010

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Shares issued for cash at $0.75 per share	1,333,334	1,334	998,666	-	1,000,000

Share cancellation	(40,000,000)	(40,000)	40,000	-	-

Valuation of stock warrants			522,191		522,191

Net loss for the period ending June 30, 2010	-	-	-	(818,582)	(818,582)

Balance, June 30, 2009	69,733,334	$69,734	$1,487,457	$(873,480)	$683,711

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2010	2009	2010

Cash flows from operating activities:

Net loss	$(818,582)	$(31,522)	$(873,480)
Adjustment to reconcile net loss to net cash used in operating activities

Valuation of warrants associated with financing	522,191	-	522,191
Impairment of mining interests	-	11,800	-

Changes in operating assets and liabilities:
Increase (decrease) prepaid	(18,941)	-	(18,941)
Increase deposit	(850)	-	(850)
Increase in accounts payable	(363)	5,625	5,982
Increase in accrued expenses	79,586	-	79,586
Net cash used in operating activities	(236,959)	(14,097)	(285,512)

Cash flows from investing activities

Cash paid for mining interest	(25,000)	-	(25,000)
Net cash used in investing activities	(25,000)	-	(25,000)

Cash flows from financing activities

Payments on related party payable	(14,100)	14,000	-
Proceeds from issuance of common stock	1,000,000	-	1,035,000
Net cash provided by financing activities	985,900	14,000	1,035,000

Increase (Decrease) in cash and cash equivalents	723,941	(97)	724,488

Cash and cash equivalents, beginning of year	547	644	-

Cash and cash equivalents, end of year	$724,488	$547	$724,488

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2010	2009	2010

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 1 – Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 20, 2007. The Company is considered an exploration stage company since its formation, and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties.  Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

On May 24, 2007, the Company had acquired a mineral property located in Elko County, within the state of Nevada. The Company was not able to determine whether this property contains reserves that are economically recoverable. The Company has ceased their attempts at developing this property.

On February 11, 2010, the Company amended its articles of incorporation. The articles of incorporation were amended for the purposes of (1) changing the name of the registrant to Liberty Silver Corp, and (2) increasing the authorized shares of the Company from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value common stock.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

b. Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

c. Mineral rights, property and acquisition costs

The Company has been in the exploration stage since its formation on February 20, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

The costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

d. Property and equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability. The Company does not currently own any depreciable assets.

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2010, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

f. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheet for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

g. Environmental expenditures

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

h. Income taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Warrants in the amount of 1,333,339 were considered in the calculation but not included due to anti-dilution. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2010	June 30, 2009
Basic Earnings per share:
Income (Loss) (numerator)	$(818,582)	$(31,522)
Shares (denominator)	104,892,694	108,400,000
Per Share Amount	$(0.01)	$(0.00)

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

	For the Years Ended
	June 30, 2010	June 30, 2009
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(818,582)	$(31,522)
Shares (denominator)	104,892,694	108,400,000
Per Share Amount	$(0.01)	$(0.00)

j. Stock-Based compensation

In December 2004, FASB issued FASB ASC 718 (Prior authoritative literature:  SFAS No. 123R, “Share-Based Payment”).  FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

k. Use of estimates and assumptions

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

l. Concentrations of credit risk

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 2 - Significant Accounting Policies (continues)

m. Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 3 – New Technical Pronouncements

Recent accounting standards - From time to time, new accounting pronouncements are issued by the FASB (Financial Accounting Standards Board) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards did not or will not have a material impact on the Company’s consolidated financial statements upon adoption.

Effective July 1, 2009, the FASB Accounting Standards Codification (ASC) (Topic 105, “Generally Accepted Accounting Principles”), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC does not change US GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Effective September 15, 2009, all public filings of the Company will reference the ASC as the sole source of authoritative literature.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company has adopted the amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. The Company has adopted the Level 1 and Level

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 3 – New Technical Pronouncements (continues)

2 amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 3 – New Technical Pronouncements (continues)

entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 3 – New Technical Pronouncements (continues)

standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

Note 4 - Mineral Property

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 4 - Mineral Property (continues)

Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company will not be able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June 2009. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interests, which was a charge to the Company’s statements of operations in the amount of $11,800.

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

The Company has begun financing to be in compliance with terms of the agreement. No actual mining has begun at this point.

Note 5 – Related Party Payable

The president, John Pulos, advanced the Company $100 dollars to open the Company’s bank account. By April 2010, the president advanced the Company a total of $102,600 for operating costs. In May 2010, the Company repaid the $102,600. As of fiscal year-end June 30, 2010 the related party payable is $0.

Note 6 - Capital Stock and Warrants

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 6 - Capital Stock and Warrants (continues)

Issued and outstanding

In April 2007 the Company issued 4,000,000 and 1,000,000 shares of our common stock for cash at $0.001 and $0.01 per share, respectively.

In May 2007 the Company issued 420,000 shares of our common stock for cash at $0.05 per share.

In February 2010, the board of directors authorized a 20-for-1 forward stock split of the Company’s currently issued and outstanding common stock. Prior to approval of the forward split the Company had a total of 5,420,000 issued and outstanding shares of $0.001 par value common stock. On the effective date of the forward split, the Company has a total of 108,400,000 issued and outstanding shares of $0.001 par value common stock. The stock split has been retroactively applied to all prior equity transactions.

In May 2010 the Company issued 1,333,334 shares of our common stock for cash at $0.75 per share. One warrant was received per each share purchased. The warrants expire in two years on May 6, 2012 and the investor can exercise their right to purchase more shares at a $1.25 per share. The warrants vest upon grant.

In May 2010, the president surrendered 40,000,000 of his common stock the company.

At the year ended June 30, 2010 and 2009, the Company had 69,333,334 shares of the common stock issued and outstanding.

Stock warrants

In May 2010, the Company commenced a private stock offering, whereby it authorized the issuance of 1,333,334 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $1,000,000. The common stock purchase warrants are exercisable at $1.25 per share and carrying a two year exercise period. The offering was closed as of May 26, 2010. All 1,333,334 units were issued and $1,000,000 in cash was received.

The amount of warrant expense related to this offering for the year ending June 30, 2010 was $522,191. The expense was calculated using the Black-Scholes pricing model.

The following table sets forth information about the weighted-average fair value of warrants issued during the year ended June 30, 2010 and the assumptions used for such grants.  No warrants were issued in 2009:

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 6 - Capital Stock and Warrants (continues)

2010
Dividend yields	0.0%
Expected volatility	83%
Risk-free interest rate	1.00% - 1.03%
Warrant term	2 years

The following table summarizes information about warrants granted during the year ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price

Balance, June 30, 2009	-	-
Warrants granted	1,333,334	1.25
Warrants expired	-	-
Warrants cancelled, forfeited	-	-
Warrants exercised	-	-
Balance, June 30, 2010	1,333,334	$1.25

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$1.25	1,333,334	$1.25	1.87	1,333,334	$1.25

As of June 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of warrants granted for the periods ended June 30, 2010 was $1.25.  The total fair value of shares vested during 2010 was 1,333,334 of warrants at fair market value on June 30, 2010.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 7 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and  liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of June 30, 2010, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

Deferred tax assets and the valuation account are as follows:
	For the Years Ended
	June 30,
	2010	2009

Deferred tax asset:
Net operating loss carryforward	$296,983	$18,665
Valuation allowance	(296,983)	(18,65)

Total	$-	$-

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 7 - Income Taxes (continues)

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2010	2009

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	278,318	10,720
Change in valuation allowance	(278,318)	(10,720)

Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2010 and 2009, the Company has an unused net operating loss carry-forward balance of $873,480 and $54,898 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended June 30,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2010 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 7 - Income Taxes (continues)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2010, 2009 and 2008.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $873,480 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9 – Contingencies

Lease obligations - The Company’s principal executive offices are located at 675 Sierra Rose Drive, Suite 112, in Reno, Nevada.  This lease is for six months starting April 1, 2010 and ending on September 30, 2010. The monthly rent for this space is $850 per

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Note 9 – Contingencies (continues)

month.   The Company anticipates the facilities we currently lease will be suitable and adequate for our needs.

	Year	Office Lease Amount

Total Lease Commitments:	2010	$ 2,550

Rent expense for the office space for the year ended June 30, 2010 and June 30, 2009 was $4,069 and $0, respectively.

Note 10 – Subsequent events

Liberty Silver Corp has evaluated subsequent events for the period June 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of June 30, 2010 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO.  Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of June 30, 2010:

      1)       Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented.  As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer.  Because we were unable to verify these procedures, we conclude that as of June 30, 2010 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets, and the authorization of sales transactions and customer billing rates.  While none of these control deficiencies resulted in audit adjustments to our 2010 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

     2)       Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities.  While this control deficiency did not result in any audit adjustments to our 2010 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

     3)

We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2010 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

     4)

We did not maintain adequate segregation of duties within certain areas impacting our financial reporting.  While this control deficiency did not result in any audit adjustments to our 2010 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

    5)

There was a material weakness in the valuation and calculation of warrants attached to certain shares issued which resulted in a material audit adjustment to the financial statements. This deficiency resulted in a material weakness control over the financial reporting.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2010.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth, as of June 30, 2010, the names and ages of the directors and executive officers of the Registrant, the principal positions with the Registrant held by such persons. The executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected.

Name	Position
William Tafuri	Director, President and Chief Operating Officer OChairman of the Board of Directors, CEO, President
John Pulos	Director and Chief Financial Officer

Biographical Information

Mr. William Tafuri is President and Chief Operating Officer of the Company, and a member of its board of directors.  Mr. Tafuri has over 35 years of exploration and mine development experience.  Prior to joining the Registrant, Mr. Tafuri worked for both major and junior mining companies and has held management and consulting positions in North and South America, Russia, and Central Asia for Getty Mining Co., Santa Fe Pacific Gold Corp., Kinross Gold Corp., and Centrasia Mining Corp. Early in his career, Mr. Tafuri worked in the western United States, including Nevada, as an exploration geologist and ultimately as the Western U.S. Exploration Manager of Getty Mining.  During this time, he was the project manager for development of the Pine Grove porphyry molybdenum deposit in Utah, a JV between Getty Mining and Phelps Dodge. Mr. Tafuri received his B.S. and M.S. degrees in geology at the University of Nevada-Reno and his Ph.D. in geology at the University of Utah.  He is a registered Professional Geologist in Utah.

Mr. John Pulos is Chief Financial Officer of the Company and a member of its board of directors.  Mr. Pulos has been involved in the real estate market for the past 20 years.  Focus has been on development, investment and obtaining land entitlements all over United States and Canada.  Current deals have included a purchase and resale of a 12 building portfolio of retail space as well as numerous acquisitions of undervalued residential projects in the southern California market.  Mr. Pulos obtained his Bachelor of Arts in Political Science from the University of Washington and a Masters of Science in Real Estate Finance at New York University.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 675 Sierra Rose Drive, Suite 112 Reno, NV  89511.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s principal executive officer , chief financial officer and all other executive officers; the information contained below represents compensation paid to the Company’s officers for their work related to the Company.

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Bill Tafuri, President, COO	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
John Pulos, CFO	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
Terry Fields (1)	2010 2009 2008	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

 (1) As disclosed on Form 8-K filed by the Company with the Securities and Exchange Commission, on May 6, 2010 Terry Fields resigned as an officer and director of the Company.

Employment Agreements

None.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans.

Director Compensation

We do not compensate our directors for attendance at meetings. We reimburse our officers and directors for reasonable expenses incurred during the course of their performance. We have no long-term incentive or medical reimbursement plans.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2010, following a 20:1 forward split of the Registrant’s issued and outstanding common stock on which became effective on March 15, 2010, completion of a private offering on May 6, 2010, in which the Registrant sold a total of 1,333,334 Units, each of which consisted of 1 share of common stock and 1 warrant to purchase an additional share of common stock, and the surrender and voluntary cancellation by John Pulos of a total of 40,000,000 previously issued and outstanding shares of common stock on May 27, 2010, the Registrant has a total of 69,733,334 issued and outstanding shares.  The following table sets forth, as of October 1, 2010, the ownership of each person known by the Registrant to be a beneficial owner of 5% or more of its common stock, by each executive officer and director of the Registrant, and by all of all executive officers and directors of the Registrant as a group. Except as otherwise noted, each person listed below is a sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrants or other right to acquire additional securities of the Registrant except as may be otherwise noted.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	William Tafuri(1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	0	0
Common	John Pulos(1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	20,000,000	28.68%
Common	Xavier Franco 12100 Wilshire Blvd, 17th Floor Los Angeles, CA 90025	5,000,000	7.17%
Common	Marnie Markin 11831 Laurel Hills Rd Studio City, CA 916004	5,000,000	7.17%
Common	Blair Sorby 4759 Kester Drive Sherman Oaks, CA 91403	5,000,000	7.17%
Common	Tiffani Graves 11920 Laurel Hills Rd Studio City, CA 91604	5,000,000	7.17%
Common	All Directors and Executive Officers as a Group ( 2 in number)	20,000,000	20,000,000

(1)

Officer and/or a Director of the Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Bill Tafuri and John Pulos are not independent directors under these rules as they is also employed as officers of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Chisholm Bierwolf Nilson & Morrill, LLC for audit of the Company's annual financial statements were $11,213 for the fiscal year ended June 30, 2010, and $4,960 for the fiscal year ended June 30, 2009.

Audit Related Fees

(2)

Chisholm Bierwolf Nilson & Morrill, LLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Chisholm Bierwolf Nilson & Morrill, LLC for tax compliance, advice and planning were $0.00 for the fiscal year ended June 30, 2010 and 2009.

All Other Fees

 (4)

Chisholm Bierwolf Nilson & Morrill, LLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

Audit Committee=s Pre-approval Policies and Procedures

(5)

Liberty Silver Corp. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ John Pulos

John Pulos, Chief Financial Officer

Date:  October 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Bill Tafuri

Bill Tafuri, President, Chief Operating Officer, Principal Executive Officer, Director

Date:  October 13, 2010

By: /s/ John Pulos

John Pulos, Chief Financial Officer, Director

Date:  October 13, 2010