Form 10-Q
period 2010-09-30
LIBERTY SILVER CORP
filed 2010-11-19
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50009

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

675 Sierra Rose Drive, Ste. 112 Reno, Nevada, 89511
(Address of principal executive offices)
(775) 829-1110
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of November 14, 2010 the Issuer had 69,733,334 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Liberty Silver Corp., a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2010.

LIBERTY SILVER CORP.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-13

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30	June 30,
	2010	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$430,115	$724,488
Prepaid	25,696	18,941
Deposits	850	850
Total current assets	456,661	744,279

Property and Equipment
Mining interests	25,000	25,000
Total property and equipment	25,000	25,000

Total assets	$481,661	$769,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,451	$5,982
Accrued expense	16,000	79,586

Total current liabilities	25,451	85,568

Total liabilities	25,451	85,568

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
200,000,000 shares authorized;
69,733,334 shares issued and outstanding	69,734	69,734
Additional paid-in-capital	1,487,457	1,487,457
Deficit accumulated during the exploration stage	(1,100,981)	(873,480)

Total stockholders’ equity	456,210	683,711
Total liabilities and stockholders’ equity	$481,661	$769,279

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses
Consulting	92,065	-	193,529
Exploration	33,628		124,728
Impairment of mining interests	-	-	11,800
Legal and accounting	22,542	5,746	70,408
Financing costs associated with valuation of warrants	-	-	522,191
Operation and administration	79,738	710	179,092

Total operating expenses	227,973	6,456	1,101,748

Income (loss) from operations	(227,973)	(6,456)	(1,101,748)

Other income(expense)
Interest income	539	-	877
Interest expense	(66)	-	(110)
Total other income (expense)	473	-	767

Loss before income tax	(219,894)	(6,456)	(1,100,981)

Provision for income taxes	-	-	-

Net (loss)	$(227,500)	$(6,456)	$(1,100,981)

Loss per common share – basic and fully diluted	$(0.00)	$(0.00)
Weighted average common shares	69,733,334	108,400,000

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For Three Months Ended September 30,		Cumulative During the Exploration Stage February 20, 2007 (inception) to September 30,
	2010	2009	2010
Cash flows from operating activities

Net loss	$(227,500)	$(6,456)	$(1,100,981)
Adjustments to reconcile net (loss) To net cash used in operating activities
Valuation of warrants associated with financing	-	-	522,191

Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,756)	-	(25,696)
Increase in deposit	-	-	(850)
Increase (decrease) in accounts payable	3,469	(4,854)	9,451
Increase (decrease) in accrued expenses	(63,586)	-	16,000
Net cash used in operating activities	(294,373)	(11,310)	(579,885)

Cash flows from investing activities
Cash paid for mining interests	-	-	(25,000)
Net cash used in investing activities	-	-	(25,000)

Cash flows from financing activities
Payment made to related party notes	-	11,500	-
Proceeds from issuance of common stock	-	-	1,035,000
Net cash provided by financing activities	-	11,500	1,035,000

Increase (Decrease) in cash and cash equivalents	(294,373)	190	430,115

Cash and cash equivalents, beginning of year	724,488	547	-

Cash and cash equivalents, end of period	$430,115	$737	$430,115

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For Three Months Ended September 30,		Cumulative During the Exploration Stage February 20, 2007 (inception) to September 30
	2010	2009	2010
Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2010. The interim results for the period ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year.

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

The Property consists of a total of approximately 7,000 acres, including 5,040 acres of fee land and 162  unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property.

Exploration Stage

The Company’s financial statements are presented as those of an exploration stage company.  Activities during the exploration stage primarily include reviewing potential acquisition in the resource sectors and

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 2 – Nature of Operations (continues)

 continue to raise additional capital funding.

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada which consists of a total of approximately 7,000 acres, including 5,040 acres of fee land and 162 unpatented mining claims.

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

Note 4 – Contingencies

Lease obligations - The Company’s principal executive offices are located at 675 Sierra Rose Drive, Suite 112, in Reno, Nevada.  This lease is for six months starting October 1, 2010 and ending on March 31, 2011. The monthly rent for this space is $850 per month.   The Company anticipates the facilities we currently lease will be suitable and adequate for our needs.

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 4 – Contingencies (continues)

	Year	Office Lease Amount

Total Lease Commitments:	2010	$ 2,550
Total Lease Commitments:	2011	$ 2,550

Rent expense for the office space for the three months ended September 30, 2010 and September 30, 2009 was $2,550 and $0, respectively.

Note 5 – Capital Stock and Warrants

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

In May 2010, the president of the Company surrendered 40,000,000 of his common stock in the company.

At the year ended June 30, 2010 and 2009, the Company had 69,333,334 shares of the common stock issued and outstanding.

Stock warrants

In May 2010, the Company commenced a private stock offering, whereby it authorized the issuance of 1,333,334 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $1,000,000. The common stock purchase warrants are exercisable at $1.25 per share and

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 5 - Capital Stock and Warrants (continues)

carrying a two year exercise period. The offering was closed as of May 26, 2010. All 1,333,334 units were issued and $1,000,000 in cash was received.

The amount of warrant expense related to this offering for the year ending June 30, 2010 was $522,191. The expense was calculated using the Black-Scholes pricing model.

The following table sets forth information about the weighted-average fair value of warrants issued during the three months ended September 30, 2010 and the assumptions used for such grants.  No warrantswere issued in 2009:

2010
Dividend yields	0.0%
Expected volatility	83%
Risk-free interest rate	1.00% - 1.03%
Warrant term	2 years

The following table summarizes information about warrants granted during the three months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2009	-	$-
Warrants granted	1,333,334	1.25
Warrants expired	-	-
Warrants cancelled	-	-
Outstanding, June 30, 2010	1,333,334	$1.25
Exercisable, June 30, 2010	1,333,334	$1.25

Outstanding, July 1, 2010	1,333,334	1.25
Warrants granted	1,333,334	1.25
Warrants exercised	-	-
Warrants cancelled	-	-
Outstanding, September 30, 2010	1,333,334	$1.25
Exercisable, September 30, 2010	1,333,334	$1.25

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 5 - Capital Stock and Warrants (continues)

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at September 30, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$1.25	1,333,334	$1.25	1.87	1,333,334	$1.25

As of September 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of warrants granted for the three months period ended September 30, 2010 was $1.25.  The total fair value of shares vested during 2010 was 1,333,334 of warrants at fair market value on September 30, 2010.

Note 6 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,100,981 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 6 – Going Concern (continues)

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 – Subsequent Events

Appointment of Chief Executive Officer and Director

On October 18, 2010, the Board of Directors (the “Board”) of Liberty Silver Corp., a Nevada corporation (the “Registrant”), engaged Geoff Browne to serve as the Chief Executive Officer of the Registrant, and appointed Mr. Browne to serve as a director of the Registrant to fill an existing vacancy on the Board.

Mr. Browne has over 30 years of experience in the financial services industry in Canada, the U.S and London, England.  He was head of private equity for Merrill Lynch Canada and he is a founder and Managing Partner of MWI & Partners, a private equity firm. Prior to founding MWI, Mr. Browne was a senior executive with Canadian Imperial Bank of Commerce and CIBC Wood Gundy Inc. for over 20 years.  The last position he held at CIBC was Chief of Staff for CIBC World Markets. Mr. Browne is active on numerous other corporate and not-for-profit Boards, and is one of three independent members of the Investment Review Committee of UBS Global Asset Management (Canada) Co. Mr. Browne is holds a B.A. in economics from the University of Western Ontario.

In conjunction with the Registrant’s engagement of Mr. Browne, on October 18, 2010, the Registrant entered into an employment agreement (the “Employment Agreement”) with Mr. Browne for an unfixed term, pursuant to which the Registrant agreed to employ Mr. Browne as the Chief Executive Officer of the Registrant.  Pursuant to the terms of the Employment Agreement, Mr. Browne is paid an annual salary of $200,000, as well as an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Registrant’s Board of Directors.  The Employment Agreement may be terminated by Mr. Browne upon thirty (30) days notice, or by the Registrant pursuant to enumerated circumstances set forth in the Employment Agreement.  In conjunction with the entry into the Employment Agreement, the Registrant granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Registrant at a price of $.75 per share pursuant to the terms of a Stock Option Agreement which was attached to the Employment Agreement as Exhibit A.  The foregoing description of the Employment Agreement and Stock Option Agreement is qualified in its entirety by reference to the Employment Agreement and the accompanying Stock Option Agreement which were filed as Exhibit 10.3 to the Form 8-K filed by the Company on October 19, 2010 and are herein incorporated by reference.

Adoption of Amended Bylaws

On October 20, 2010, the Board of Directors of Liberty Silver Corp., (the “Registrant”) approved the adoption of amended bylaws to become effective immediately as of the date of adoption.  The board of directors approved the adoption of amended bylaws pursuant to, and in accordance with, the provisions of

Liberty Silver Corp

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2010

Note 7 – Subsequent Events (continues)

Section 78.120 of the Nevada Revised Statutes and Article Ten, Section 2, of the previously adopted bylaws of the Registrant.  The amended bylaws were adopted to: i) provide that the Chief Executive Officer of the Corporation shall preside as chairman at every meeting of the Board of Directors; and ii) provide the Board of Directors of the Registrant with the authority to change the size of the Board of Directors.

Appointment of Directors

On October 26, 2010, the Board of Directors (the “Board”) of Liberty Silver Corp., a Nevada corporation (the “Registrant”), appointed the following individuals to serve on the Company’s Board: i) Mr. Paul Haggis; ii) Mr. Timothy Unwin; iii) Mr. John Barrington; and iv) Mr. George Kent.  The appointments were made to fill vacancies which occurred as a result of an expansion of the Board.

In conjunction with the Registrant’s appointment of foregoing directors, the Registrant granted each director stock options to acquire up to 300,000 shares of restricted common stock of the Registrant at a price of $.75 per share pursuant to the terms of stock option agreements entered into between the Registrant and the newly appointed directors.  The foregoing description of the stock option agreements is qualified in its entirety by reference to the stock option agreements which were attached to the Form 8-K filed by the Company on October 27, 2010 as Exhibits 10.4, 10.5., 10.6, and 10.7 and are herein incorporated by reference.

Aside from the foregoing, there were no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which the new directors had or is to have a direct or indirect material interest.

Liberty Silver Corp has evaluated subsequent events for the period September 30, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period other than those noted above, that required recognition or disclosure in its financial statements.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background and Overview

Liberty Silver Corp. (“We”, “Us”, the “Company”, or the “Registrant”) was incorporated on February 20, 2007 under the laws of the state of Nevada under the name Lincoln Mining Corp. We were incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000.  Our objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc.  We were not able to determine whether this property contained reserves that were economically recoverable and have ceased our attempts at developing this property.

As disclosed on a Form 8-K filed by the Company on April 5, 2010, on March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Silver property located in Pershing County, Nevada (the “Property”).

The Property consists of a total of approximately 7,000 acres, including 5,040 acres of fee land and 162  unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently

focused on efforts to develop the Property.

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

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

(1)

162 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, the ELM 1-103 claims, and TS 1-18 claims, totaling approximately 3,200 acres, located in sections 2, 4, 10, and 16,  Township 29 North, Range 30 East and in sections 34 and 35 of Township 30 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations for the Three Month Period Ended September 30, 2010 Compared to the Three Month Period Ended September 30, 2009.

Revenue

During the three month periods ended September 30, 2010 and 2009, no revenue was generated by the Company.

Expenses

During the three month period ended September 30, 2010, the Company experienced total operating expenses of $227,973 as compared to $6,456 during the three month period ended September 30, 2009, an increase of $221,517, or approximately 3,431%.   The increase in operating expenses is primarily due to increases experienced by the Company in exploration expense, consulting fees, operation and

administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net loss of $(227,500) for the three months ended September 30, 2010, as compared to a net loss of $(6,456) for the three months ended September 30, 2009, a change of $221,044 or approximately 3,423%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended September 30, 2010.

Analysis of Financial Condition

Liquidity and Capital Resources

Management has established an estimated operating budget for the remaining nine months of the fiscal year commencing October 1, 2010, which includes total estimated expenses of $1,376,000 for the period.  The estimated budget is as follows:

	Q2	Q3	Q4	Total
Drilling	$140,000	360,000		500,000
Metallurgy	$25,000	25,000	50,000	100,000
Engineering		$25,000	25,000	50,000
Permitting	$1,000	20,000	20,000	41,000
Geophysics	$50,000			50,000
Socio-economic			$10,000	10,000
Staff/OH	$162,500	164,250	165,750	492,500
Consultants	$47,000	42,000	43,500	132,500
Total	$425,500	636,250	314,250	1,376,000

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

Current Assets and Total Assets

As of September 30, 2010, our unaudited balance sheet reflects that the Company had: i) total current assets of $456,661, as compared to total current assets of $744,279 at June 30, 2010, a decrease of $287,618, or approximately 40%; and ii) total assets of $481,661, as compared to total assets of $769,279 at June 30, 2010, a decrease of $287,618 or approximately 37%.  The decrease in total current assets and total assets experienced by the Company was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities and Total Liabilities

As of September 30, 2010, our unaudited balance sheet reflects that we have: total current liabilities and total liabilities of $25,451, as compared to total current liabilities of $85,568 at June 30, 2010, a decrease of $60,117 or approximately 70%.  This decrease was primarily attributable to a decrease in accrued expenses experienced by the Company.

Cash Flow

During the three months ended September 30, 2010 cash was primarily used to fund operations. We had a net decrease in cash during the three months ended September 30, 2010 as compared to September 30, 2009.  See below for additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2010	2009

Net cash provided by (used in) operating activities	$ (227,500)	$ (11,310)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	11,500

Net Change in Cash	$ (227,500)	$ 190

During the three months ended September 30, 2010, net cash used in operating activities was $227,500, compared to net cash used in operating activities of $11,310 during the three months ended September 30, 2009.  This increase in net cash used in operating activities is due to exploration expense, consulting and operation and administration expense.

During the three months ended September 30, 2009, the chief financial officer, John Pulos, advance the company $11,500 for operating costs. In May 2010, the Company repaid the related party payable in full.

As discussed herein we realized a net loss from operations of $227,500 during the three months ended September 30, 2010, compared to $6,456 during the three months ended September 30, 2009. This was due to exploration expense, consulting and operation and administration expense.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a Company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

(REMOVED AND RESERVED).

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Liberty Silver Corp.

 By: /s/ John Pulos

 -----------------------------------

 Name: John Pulos

 Date: November 19, 2010

 Title: Chief Financial Officer