Form 10-Q
period 2010-12-31
LIBERTY SILVER CORP
filed 2011-02-11
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(775) 284-4458
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

As of February 11, 2010 the Issuer had 69,733,334 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Liberty Silver Corp., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2010.

LIBERTY SILVER CORP.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2010

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-13

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31,	June 30,
	2010	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$149,960	$724,488
Prepaid	6,477	18,941
Deposits	850	850
Total current assets	157,287	744,279

Property and Equipment
Mining interests	25,000	25,000
Total property and equipment	25,000	25,000

Total assets	$182,287	$769,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,715	$5,982
Accrued expense	50,693	79,586

Total current liabilities	56,408	85,568

Total liabilities	56,408	85,568

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
200,000,000 shares authorized;
69,733,334 shares issued and outstanding	69,734	69,734
Additional paid-in-capital	1,560,957	1,487,457
Deficit accumulated during the exploration stage	(1,504,812)	(873,480)

Total stockholders’ equity	125,879	683,711
Total liabilities and stockholders’ equity	$182,287	$769,279

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For Three Months Ended December 31,		For Six Months Ended December 31,		Cumulative During the Exploration Stage February 20, 2007 (inception) to
					December 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Consulting	164,927	-	268,130	-	369,593
Exploration	85,909		119,537		210,637
Impairment of mining interest	-	-	-	-	11,800
Legal and accounting	21,931	3,704	44,473	9,450	92,339
Financing costs associated with valuation of warrants	-	-	-	-	522,191
Stock compensation	73,500	-	73,500	-	73,500
Operation and administration	57,778	508	126,379	1,218	225,733

Total operating expenses	404,045	4,212	632,019	10,668	1,505,793

Loss before income tax	(404,045)	(4,212)	(632,019)	(10,668)	(1,505,793)

Other income (expense)
Interest income	290	-	829	-	1,167
Interest expense	(76)	-	(141)	-	(186)
Total other income (expense)	214	-	688	-	981

Loss before income tax	(403,831)	(4,212)	(631,331)	(10,668)	(1,504,812)

Provision for income taxes	-	-	-	-	-
Net income (loss)	$(403,831)	$(4,212)	$(631,331)	$(10,668)	$(1,504,812)

Loss per common share – basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares – basic and diluted	69,733,334	108,400,000	69,733,334	108,400,000

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Six Months ended December 31,		Accumulated from February 20, 2007 (inception) through December 31,
	2010	2009	2010
Cash flows from operating activities

Net loss	$(631,331)	$(10,668)	$(1,504,812)

Adjustments to reconcile net income (loss) to net cash used in operating activities Valuation of warrants associated with financing	-	-	522,191

Changes in operating assets and liabilities:
(Increased ) decrease in prepaid expenses	12,464	-	(6,477)
Increase in deposit	-	-	(850)
Increase (decrease) in accounts payable	(268)	(1,379)	5,715
Increase (decrease) in accrued expenses	(28,893)	-	50,693
Net cash used in operating activities	(648,028)	(12,047)	(933,5440)

Cash flows from investing activities
Net cash used in investing activities	-	-	(25,000)

Cash flows from financing activities
Advance from related party	-	11,500	-
Valuation from stock option issuance	73,500	-	73,500
Proceeds from issuance of common stock	-	-	1,035,000
Net cash provided by financing activities	73,500	11,500	1,108,500

Increase (Decrease) in cash and cash equivalents	(574,528)	(547)	149,960

Cash and cash equivalents, beginning of year	724,488	547	-

Cash and cash equivalents, end of year	$149,960	$-	$149,960

The accompanying notes are an integral part of these financial statements

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

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Six Months Ended December 31, 2010

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2010. The interim results for the period ended December 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

Note 2 – Nature of Operations (continued)

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

Note 4 – Contingencies

Lease obligations - The Company’s principal executive offices are located at 675 Sierra Rose Drive, Suite 112, in Reno, Nevada.  This lease is for six months starting October 1, 2010 and ending on March 31, 2011. The monthly rent for this space is $850 per month.   The Company

Note 4 – Contingencies (continued)

anticipates the facilities we currently lease will be suitable and adequate for our needs.

	Year	Office Lease Amount

Total Lease Commitments:	2011	$ 2,550

Rent expense for the office space for the six months ended December 31, 2010 and December 31, 2009 was $9,482 and $0, respectively. The Company has some additional recurring monthly rent expense.

Note 5 – Capital Stock, Warrants, and Stock Options

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

At the year ended June 30, 2010 the Company had 69,333,334 shares of the common stock issued and outstanding.

Stock warrants

In May 2010, the Company commenced a private stock offering, whereby it authorized the issuance of 1,333,334 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $1,000,000. The common stock purchase warrants are exercisable at $1.25 per share and carrying a two year exercise period. The offering was closed as

Note 5 - Capital Stock, Warrants, and Stock Options (continued)

of May 26, 2010. All 1,333,334 units were issued and $1,000,000 in cash was received.

The amount of warrant expense related to this offering for the year ending June 30, 2010 was $522,191. The expense was calculated using the Black-Scholes pricing model.

No warrants were issued in the six month period ending December 31, 2010.

The following table summarizes information about warrants as of December 31, 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2009	-	$-
Warrants granted	1,333,334	1.25
Warrants expired	-	-
Warrants cancelled	-	-
Outstanding, June 30, 2010	1,333,334	$1.25
Exercisable, June 30, 2010	1,333,334	$1.25

Outstanding, July 1, 2010	1,333,334	1.25
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Outstanding, December 31, 2010	1,333,334	$1.25
Exercisable, December 31, 2010	1,333,334	$1.25

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at December 31, 2010:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$1.25	1,333,334	$1.25	1.87	1,333,334	$1.25

Note 5 - Capital Stock, Warrants, and Stock Options (continued)

As of December 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of warrants granted for the six months period ended December 31, 2010 was $1.25.  The total fair value of shares vested during 2010 was 1,333,334 of warrants at fair market value on December 31, 2010.

Stock options

On October 18, 2010, the Board of Directors (the “Board”) of the Company engaged Geoff Browne to serve as the Chief Executive Officer of the Company and appointed Mr. Browne to serve as a director of the Company. In conjunction with the appointment of Mr. Browne, the Company granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Company at a price of $.75 per share. The term over which the stock options may be exercised commenced on October 18, 2010 and terminates five (5) years thereafter.

On October 26, 2010, the Board of the Company appointed the following individuals to serve on the Company’s Board: i) Mr. Paul Haggis; ii) Mr. Timothy Unwin; iii) Mr. John Barrington; and iv) Mr. George Kent. In conjunction with the appointment of the foregoing directors, the Company granted each director stock options to acquire up to 300,000 shares of restricted common stock of the Company at the a price of $.75 per share. The term over which the stock options may be exercised commenced on October 26, 2010 and terminates five (5) years thereafter.

On December 6, 2010, the Board of the Company appointed Mr. W. Thomas Hodgson to serve on the Company’s Board. In conjunction with the appointment of Mr. Hodgson the Company granted Mr. Hodgson stock options to acquire up to 300,000 shares of restricted common stock of the Company at the a price of $.75 per share. The term over which the stock options may be exercised commenced on December 6, 2010 and terminates five (5) years thereafter.

No stock options were exercised in the six month period ending December 31, 2010.

In accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, $73,500 and $0 has been charged to stock compensation expense for the six months ended December 31, 2010 and December 31, 2009, respectively.

The fair value of the option granted was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2010
Risk-free interest rate	1.27%
Dividend yield	0.00%
Volatility	(1200.77) %
Average expected term (years to exercise date)	4.85 years

Note 5 - Capital Stock, Warrants, and Stock Options (continued)

The following table summarizes information about stock options as of December 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding, July 1, 2010	-	-
Stock options granted	4,500,000.75
Stock options exercised	-	-
Stock options cancelled	-	-
Outstanding, December 31, 2010	4,500,000	$.75
Exercisable, December 31, 2010	4,500,000	$.75

The following table summarizes information about stock options granted to employees, advisors, investors and board members at December 31, 2010:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$.75	3,000,000	$.75	4.80	3,000,000	$.75
$.75	1,200,000	$.75	4.82	1,200,000	$.75
$.75	300,000	$.75	4.93	300,000	$.75

Note 6 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,504,812 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 7 – Subsequent Events

On February 1, 2011, the Company dismissed Chisholm, Bierwolf, Nilson & Morrill, LLC as the principal independent accountant to audit the Company’s financial statements for the fiscal year ending June 30, 2011. The dismissal was approved by the Board of Directors.

On February 1, 2011, the Company engaged the firm Morrill & Associates, LLC as the principal accountant to audit the Company’s financial statements for the fiscal year ending June 30, 2011.

The Company has evaluated subsequent events for the period December 31, 2010 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

The Trinity Property consists of a total of approximately 7,000 acres, including 5,040 acres of fee land and 162 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the

Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property. During 2010, the previously completed data was organized into an accessible data base. This database includes the results of 384 drill holes, five geophysical surveys, all of the historic geochemical sampling, metallurgical reports, engineering reports, production records, and reclamation reports. A NI 43-101 compliant technical report was initiated along with a NI 43-101 compliant resource estimate. Work leading to obtaining permits necessary for the development of the future mine was initiated. The compilation of a GIS database was initiated containing the drilling, geochemical, and geophysical data. A magneto-telluric geophysical survey was completed of the covered areas of the project site was completed.

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

Property location

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 27, 34, and 35, Township 30 North, Range 30 East, MDB&M.

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

Since the mine shut down in 1989 a number of explorers have examined the property by drilling and further increased the silver and base metal resource.

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

The Miocene to Pliocene rocks were invaded by hydrothermal solution which deposited metal sulfides as fine disseminations, veinlets and breccia fillings and altered the rock by silicification, sericitization, and argillization.  The sulfides include silver-bearing freibergite and pyrargyrite, sphalerite, galena, pyrite, arsenopyrite, chalcopyrite, pyrrhotite, and stannite. Over time the nearest-surface mineralization oxidized and resulting in the near surface economic deposit that was mine by U.S. Borax.

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

Environmental Issues

The historic mining and reclamation by U.S. Borax was done in compliance with all permits. The mine has been officially closed and reclaimed and there are no legacy issues. The permitting process on the historic mine did not identify any threatened or endangered species.  Pershing County is a mining friendly county with several ongoing mining operations. The following environmental permits are necessary:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

The Registrant is currently beginning  the programs necessary to obtain these permits. The cost, timing, and work schedules are not yet available.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, and the three months ended December 31, 2010 as compared to the three months ended December 31,

2009.

Results of Operations for the six months period ended December 31, 2010 compared to the six months period ended December 31, 2009.

Revenue

During the six  months period ended December 31, 2010 and 2009, no revenue was generated by the Company.

Expenses.

During the six months period ended December 31, 2010, the Company experienced total operating expenses of $632,019 as compared to $10,668 during the six month period ended December 31, 2009, an increase of $621,350, or approximately 5,824%.   The increase in operating expenses is primarily due to increases experienced by the Company in stock compensation, exploration expense, consulting fees, operation and administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net loss of $631,331 for the six months ended December 31, 2010, as compared to a net loss of $10,668 for the six months ended December 31, 2009, a change of $620,663 or approximately 5,818%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the six months ended December 31, 2010.

Results of Operations for the three months period ended December 31, 2010 compared to the three months period ended December 31, 2009.

Revenue

During the three months period ended December 31, 2010 and 2009, no revenue was generated by the Company.

Expenses.

During the three months period ended December 31, 2010, the Company experienced total operating expenses of $404,045 as compared to $4,212 during the three month period ended December 31, 2009, an increase of $399,833, or approximately 9,493%.   The increase in operating expenses is primarily due to increases experienced by the Company in stock compensation, exploration expense, consulting fees, operation and administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net loss of $403,831 for the three months ended December 31, 2010, as compared to a net loss of $4,212 for the three months ended December 31, 2009, a change of

$399,619 or approximately 9,488%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended December 31, 2010.

Analysis of Financial Condition

Liquidity and Capital Resources

Management has established an estimated operating budget for the remaining six months of the fiscal year commencing January 1, 2011, which includes total estimated expenses of $950,500 for the period.  The estimated budget is as follows:

	Q3	Q4	Total
Drilling	$360,000		360,000
Metallurgy	$25,000	50,000	75,000
Engineering	$25,000	25,000	50,000
Permitting	$20,000	20,000	40,000
Socio-economic		$10,000	10,000
Staff/OH	$164,250	165,750	330,000
Consultants	$42,000	43,500	85,500
Total	$636,250	314,250	950,500

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

Current Assets and Total Assets

As of December 31, 2010, our unaudited balance sheet reflects that the Company had: i) total current assets of $157,287, as compared to total current assets of $744,279 at June 30, 2010, a decrease of $586,992, or approximately 78%; and ii) total assets of $182,287, as compared to total assets of $769,279 at June 30, 2010, a decrease of $586,992 or approximately 76%.  The decrease in total current assets and total assets experienced by the Company was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities and Total Liabilities

As of December 31, 2010, our unaudited balance sheet reflects that we have total current liabilities and total liabilities of $56,408, as compared to total current liabilities of $85,568 at June 30, 2010, a decrease of $29,160 or approximately 34%.  This decrease was primarily attributable to a decrease in accrued expenses experienced by the Company.

Cash Flow

During the six months ended December 31, 2010 cash was primarily used to fund operations. We had a net decrease in cash during the six months ended December 31, 2010 as compared to December 31, 2009.  See below for additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2010	2009

Net cash provided by (used in) operating activities	$ (648,028)	$ (12,047)
Net cash used in investing activities	-	-
Net cash provided by financing activities	73,500	11,500

Net Change in Cash	$ (574,528)	$ (547)

During the six months ended December 31, 2010, net cash used in operating activities was $648,028, compared to net cash used in operating activities of $12,047 during the six months ended December 31, 2009.  This increase in net cash used in operating activities is due to stock compensation, exploration expense, consulting and operation and administration expense.

During the six months ended December 31, 2010, net cash provided by financing activities was $73,500, compared to net cash provided by financing activities of $11,500 during the six months ended December 31, 2009.  The increase in net cash provided by financing activities was attributable to the valuation of stock options which were issued to several newly appointed directors of the Company during the period ended December 31, 2010.

During the six months ended December 31, 2009, the chief financial officer, John Pulos, advance the company $11,500 for operating costs. In May 2010, the Company repaid the related party payable in full.

As discussed herein we realized a net loss from operations of $631,331 during the six months ended December 31, 2010, compared to $10,668 during the six months ended December 31, 2009. This was due to stock compensation, exploration expense, consulting and operation and administration expense.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Liberty Silver Corp.

 By: /s/ John Pulos

 -----------------------------------

 Name: John Pulos

 Date: February 11, 2011

 Title: Chief Financial Officer