Form 10-K/A
period 2010-06-30
LIBERTY SILVER CORP
filed 2011-04-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
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

EXPLANATORY NOTE:

Liberty Silver Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on October 13, 2010 (the “Original Filing”) to: i) revise disclosures under Item 1 - Economic Geology; ii) to include a small scale map under Item 2; and iii) update the information contained in Item 9A Controls and Procedures; specifically, to include information required by Item 307 of Regulation S-K regarding Liberty Silver Corp.’s disclosure controls and procedures.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

The following Map identifies the location of the Trinity Silver Mine located in Pershing County Nevada:

MAP* SHOWING LOCATION OF THE TRINITY SILVER OPEN PIT MINE, PERSHING COUNTY, NEVADA

N
Trinity Silver mine
Scale
0 10 20 30 miles
0 10 20 30 40 50 kilometers
Pacific Time
Mountain Time
OREGON
CALIFORNIA
NEVADA
HARNEY
MALHEUR
LAKE
WASHOE
HUMBOLDT
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
PLUMAS
SIERRA
PLACER
ELDORADO
Winnemucca
Lovelock El 3975
Imlay
Rye Patch Reservoir
Rye Patch State Recreation Area
Rye Patch Dam El 4133
Humboldt Sink
Humboldt Wildlife Management Area
Trinity Peak El 7332
Battle Mountain El 4510
Fallon El 3963
Reno El 4498
Sparks
Carson City El 4687
Pyramid Lake
Gerlach
Fernley

*Nevada State road map base, 1998

H.R. Klatt
3-17-11

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

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED JUNE 30, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	19

Balance Sheets	20

Statements of Operations And Comprehensive Income	21

Statements of Stockholders Equity	22-23

Statements of Cash Flows	24-25

Notes to Consolidated Financial Statements	22-42

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

At the year ended June 30, 2010 and 2009, the Company had 69,733,334 shares of the common stock issued and outstanding.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of this amended Annual Report on Form 10-K/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In connection with the preparation and filing of the Form 10-K for the fiscal year ended June 30, 2010, we inadvertently failed to disclose the information required by Item 307 of Regulation S-K regarding the Company’s disclosure controls and procedures.  Based upon the Company’s failure to include the disclosures required by Item 307, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.  To the extent reasonably possible given our resources, to remediate the foregoing problem with our disclosure controls and procedures, we will seek the advice of outside consultants and utilize internal resources to implement additional disclosure controls and procedures to address the foregoing problem.

Internal Control Over Financial Reporting

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

Date:  April 14, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Geoff Browne

Geoff Browne, Director

Date:  April 14, 2011

By: /s/ Bill Tafuri

Bill Tafuri, Director

Date:  April 14, 2011

By: /s/ John Pulos

John Pulos, Director

Date:  April 14, 2011

By: /s/ John Barrington

John Barrington, Director

Date:  April 14, 2011

By: /s/ Tom Hodgson

Tom Hodgson, Director

Date:  April 14, 2011