Form 10-Q
period 2011-03-31
LIBERTY SILVER CORP
filed 2011-05-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150028

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

130 King Street West, Suite 3670 Toronto, Ontario, Canada M5X 1A9
(Address of principal executive offices)
416-369-3978
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

As of May 13, 2011 the Issuer had 69,733,334 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Liberty Silver Corp., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2010, and all amendments thereto.

LIBERTY SILVER CORP.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-11

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2011	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$6,314	$724,488
Prepaid	1,619	18,941
Deposits	-	850
Total current assets	7,933	744,279

Property and Equipment
Mining interests	25,000	25,000
Total property and equipment	25,000	25,000

Total assets	$32,933	$769,279

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,420	$5,982
Accrued expense	142,215	79,586

Total current liabilities	206,635	85,568

Total liabilities	206,635	85,568

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
200,000,000 shares authorized;
69,733,334 shares issued and outstanding	69,734	69,734
Additional paid-in-capital	1,673,157	1,487,457
Deficit accumulated during the exploration stage	(1,916,593)	(873,480)

Total stockholders’ equity	(173,702)	683,711
Total liabilities and stockholders’ equity	$32,933	$769,279

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
		For Three Months Ended March 31,		For Nine Months Ended March 31,		Cumulative During the Exploration Stage February 20, 2007 (inception) to
						March 31,
		2011	2010	2011	2010	2011

Revenue		$-	$-	$-	$-	$-

Operating expenses
Consulting		188,035	10,000	445,027	10,000	546,491
Exploration		48,679	-	168,216		259,316
Impairment of mining interest		-	-	-	-	11,800
Legal and accounting		10,279	2,710	54,752	12,160	102,618
Financing costs associated with valuation of warrants		-	-	-	-	522,191
Stock compensation		112,200	-	185,700	-	185,700
Operation and administration		52,600	15,762	190,117	16,980	289,469

Total operating expenses		411,793	28,472	1,043,812	39,140	1,917,585

Loss before income tax		(411,793)	(28,472)	(1,043,812)	(39,140)	(1,917,585)

Other income (expense)
Interest income		53	-	882	-	1220
Interest expense		(41)	-	(183)	-	(228)
Total other income (expense)		12	-	699	-	992

Loss before income tax		(411,781)	(28,472)	(1,043,113)	(39,140)	(1,916,593)

Provision for income taxes		-	-	-	-	-
Net income (loss)		$(411,781)	$(28,472)	$(1,043,113)	$(39,140)	$(1,916,593)

	$
Loss per common share – basic and fully diluted		(0.01)	$(0.00)	$(0.01)	$(0.00)
		69,733,334	108,400,000	69,733,334	108,400,000
Weighted average common shares – basic and diluted

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Nine Months ended March 31,		Accumulated from February 20, 2007 (inception) through March 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(1,043,113)	$(39,140)	$(1,916,593)

Adjustments to reconcile net income (loss) to net cash used in operating activities Valuation of warrants associated with financing	-	-	522,191

Changes in operating assets and liabilities:
(Increased ) decrease in prepaid expenses	17,322	(950)	(1,619)
Increase in deposit	850	(850)	-
Increase (decrease) in accounts payable	58,437	(1,099)	64,420
Increase (decrease) in accrued expenses	62,630	-	142,215
Net cash used in operating activities	(903,874)	(42,039)	(1,189,386)

Cash flows from investing activities
Net cash used in investing activities	-	(25,000)	(25,000)

Cash flows from financing activities
Advance from related party	-	68,500	-
Valuation from stock option issuance	185,700	-	185,700
Proceeds from issuance of common stock	-	-	1,035,000
Net cash provided by financing activities	185,700	68,500	1,220,700

Increase (Decrease) in cash and cash equivalents	(718,174)	1,461	6,314

Cash and cash equivalents, beginning of year	724,488	547	-

Cash and cash equivalents, end of year	$6,314	$2,008	$6,314

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For Nine Months ended March 31,		Accumulated from February 20, 2007 (inception) through March 31,
	2011	2010	2011
Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended March 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2010. The interim results for the period ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

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

The Property consists of a total of approximately 8,600 acres, including 5,040 acres of fee land and 162 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended March 31, 2011

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada which consists of a total of approximately 8,600 acres, including 5,040 acres of fee land and 162 unpatented mining claims.

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

Note 4 – Contingencies

Lease obligations - The Company’s principal executive offices are located at 130 King Street West, Suite 3670, Toronto, Ontario, Canada.  This office space is on a month to month rental basis at $4,000 a month starting January 1, 2011.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended March 31, 2011

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $1,916,593 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 6 – Subsequent Events

Effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six of the Company’s directors.  Each Note is for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note.

On April 19, 2011, subject to shareholder approval, the Board of Directors of the Company approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which common shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals.  Under the Plan, the maximum number of common shares reserved for issuance shall not exceed 10% of the common shares of the Company issued and outstanding shares from time to time.   The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company.  In order to maintain flexibility in the

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended March 31, 2011

Note 6 – Subsequent Events (continued)

award of stock benefits, the Plan constitutes a single plan, but is composed of two parts.  The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The foregoing description of the Plan is qualified in its entirety by reference to the Liberty Silver Corp. Incentive Share Plan which was attached as Exhibit 10.9 to a Form 8-K filed by the Company on May 3, 2011 and is hereby incorporated by reference.

On April 19, 2011, the Board of Directors of the Company granted Bill Tafuri, a director of the Company, incentive stock options to purchase up to 800,000 shares of Liberty Silver Corp. common stock at an exercise price of $.75 per share.  Pursuant to the terms of the Incentive Stock Option Agreement entered into between Mr. Tafuri and the Company, a total of 266,664 options vested immediately upon the grant of the options; the remaining 533,336 options vest over a two year period.  The vesting of the remaining 533,336 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.  In the event Mr. Tafuri’s employment with the Company is terminated, the options that have not yet vested as of the date of such termination are revoked.

On April 19, 2011, the Board of Directors of the Company granted Dick Klatt incentive stock options to purchase up to a total of 600,000 shares of Liberty Silver Corp. common stock at an exercise price of $.75 per share.  Pursuant to the terms of the Incentive Stock Option Agreement entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two year period.  The vesting of the remaining 400,000 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.  In the event Mr. Klatt’s employment with the Company is terminated, the options that have not yet vested as of the date of such termination are revoked.

On April 19, 2011, the Board of Directors of the Company granted John Barrington, a director of the Company, non-qualified stock options to purchase up to a total of 500,000 shares Liberty Silver Corp. common stock at an exercise price of $.75 per share.  Pursuant to the terms of the Non-Qualified Stock Option Agreement entered into between Mr. Barrington and the Company, a total of 250,000 options vested immediately upon the grant of the options; the remaining 250,000 options vest over a six month period.   In the event Mr. Barrington’s employment with the Company is terminated, the options that have not yet vested as of the date of such termination are revoked.

On April 19, 2011, the Board of Directors of the Company granted Kevin O’Connor a total of 100,000 incentive stock options to purchase Liberty Silver Corp. common stock at an exercise price of $.75 per share pursuant to the terms and conditions of a Non-Qualified Stock Option Agreement entered into between the Company and Mr. O’Connor.  Pursuant to the terms of the Non-Qualified Stock Option Agreement entered into between Mr. O’Connor and the Company, a total of 100,000 options vested immediately upon the grant of the options.

Liberty Silver Corp. (Formerly Lincoln Mining Corp)

Exploration Stage Company

Notes to Interim Financial Statements

For the Nine Months Ended March 31, 2011

Note 6 – Subsequent Events  (continued)

The Company has evaluated subsequent events for the period March 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

The Trinity Property consists of a total of approximately 8,600 acres, including 5,040 acres of fee land and 162 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the

Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property. During 2010, the previously completed data was organized into an accessible data base. This database includes the results of 384 drill holes, five geophysical surveys, all of the historic geochemical sampling, metallurgical reports, engineering reports, production records, and reclamation reports. A NI 43-101 compliant technical report was initiated along with a NI 43-101 compliant resource estimate. Work leading to obtaining permits necessary for the development of the future mine was initiated. The compilation of a GIS database was initiated containing the drilling, geochemical, and geophysical data. A magneto-telluric geophysical survey was completed of the covered areas of the project site was completed.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the nine and three months ended March 31, 2011 as compared to the nine and three months ended March 31, 2010.

Results of Operations for the nine months period ended March 31, 2011 compared to the nine months period ended March 31, 2010.

Revenue

During the nine months period ended March 31, 2011 and 2010, no revenue was generated by the Company.

Expenses.

During the nine months period ended March 31, 2011, the Company experienced total operating expenses of $1,043,812 as compared to $39,140 during the nine month period ended March 31, 2010, an increase of $1,004,672, or approximately 2,566%.   The increase in operating expenses is primarily due to increases experienced by the Company in stock compensation, exploration expense, consulting fees, and operation and administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net loss of $1,043,113 for the nine months ended March 31, 2011, as compared to a net loss of $39,140 for the nine months ended March 31, 2010, a change of $1,003,973 or approximately 2,565%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the nine months ended March 31, 2011.

Results of Operations for the three months period ended March 31, 2011 compared to the three months period ended March 31, 2010.

Revenue

During the three months period ended March 31, 2011 and 2010, no revenue was generated by the Company.

Expenses.

During the three months period ended March 31, 2011, the Company experienced total operating expenses of $411,793 as compared to $28,472 during the three month period ended March 31, 2010, an increase of $383,321, or approximately 1,346%.   The increase in operating expenses is primarily due to increases experienced by the Company in stock compensation, exploration expense, consulting fees, and operation and administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net loss of $411,781 for the three months ended March 31, 2011, as compared to a net loss of $28,472 for the three months ended March 31, 2010, a change of $383,309 or approximately 1,346%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses during the three months ended March 31, 2011.

Analysis of Financial Condition

Liquidity and Capital Resources

Management has established an estimated operating budget for the remaining three months of the fiscal year commencing July 1, 2011, which includes total estimated expenses of $314,250 for the period.  The estimated budget is as follows:

		Q4	Total
Drilling	$
Metallurgy		$50,000	50,000
Engineering		$25,000	25,000
Permitting		$20,000	20,000
Socio-economic		$10,000	10,000
Staff/OH		$165,750	165,750
Consultants		$43,500	43,500
Total		$314,250	314,250

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

Subsequent to the period ended March 31, 2011, effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six of the Company’s directors.  Each Note is for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note. Such funds are intended to be used to pay ongoing expenses of the Company.

Current Assets and Total Assets

As of March 31, 2011, our unaudited balance sheet reflects that the Company had: i) total current assets of $7,933, as compared to total current assets of $744,279 at June 30, 2010, a decrease of $736,346, or approximately 99%; and ii) total assets of $32,933, as compared to total assets of $769,279 at June 30, 2010, a decrease of $736,346 or approximately 96%.  The decrease in total current assets and total assets experienced by the Company was primarily attributable to the fact that the Company utilized available cash for operating expenses.

Total Current Liabilities and Total Liabilities

As of March 31, 2011, our unaudited balance sheet reflects that we have total current liabilities and total liabilities of $206,635, as compared to total current liabilities of $85,568 at June 30, 2010, an increase of $121,067 or approximately 141%.  This increase was primarily attributable to an increase in accrued expenses and accounts payable experienced by the Company.

Cash Flow

During the nine months ended March 31, 2011 cash was primarily used to fund operations. We had a net decrease in cash during the nine months ended March 31, 2011 as compared to March 31, 2010.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2011	2010

Net cash provided by (used in) operating activities	$ (903,874)	$ (42,039)
Net cash used in investing activities	-	(25,000)
Net cash provided by financing activities	185,700	68,500

Net Change in Cash	$ (718,174)	$ 1,461

During the nine months ended March 31, 2011, net cash used in operating activities was $903,874, compared to net cash used in operating activities of $42,039 during the nine months ended March 31, 2010.  This increase in net cash used in operating activities is due to stock compensation, exploration expense, consulting and operation and administration expense.

During the nine months ended March 31, 2011, net cash provided by investing activities was $0, compared to net cash used by investing activities of $25,000 during the nine months ended March 31, 2010. The decrease in net cash provided by investing activities was attributable to Company not spending money on acquiring additional mining interest.

During the nine months ended March 31, 2011, net cash provided by financing activities was $185,700, compared to net cash provided by financing activities of $68,500 during the nine months ended March 31, 2010.  The increase in net cash provided by financing activities was attributable to the valuation of stock options which were issued to several newly appointed directors of the Company during the period ended March 31, 2011.

During the nine months ended March 31, 2011, no officer or director advanced money to the Company. The chief financial officer, John Pulos, advance the company $68,500 for operating costs during the period of nine months ended March 31, 2010. In May 2010, the Company repaid the related party payable in full.

As discussed herein we realized a net loss from operations of $1,043,113 during the nine months ended March 31, 2011, compared to $39,140 during the nine months ended March 31, 2010. This was due to stock compensation, exploration expense, consulting and operation and administration expense.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Date: May 13, 2011

 Title: Chief Financial Officer