Form 10-K/A
period 2010-06-30
LIBERTY SILVER CORP
filed 2011-08-19
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

Liberty Silver Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to its annual report on Form 10-K, which was originally filed with the Securities and Exchange Commission on October 13, 2010 (the “Original Filing”), and subsequently amended on Form 10-K/A (“Amendment 1”) on April 15, 2011.   This Amendment 2 is being filed to: i) reissue the Company’s audited financial statements for fiscal years ended June 30, 2010 and 2009 contained in the Original Filing and Amendment 1 to include the opinion of Morrill & Associates, LLC (“Morrill”), a registered public accounting firm.  The previously issued statements included in the Original Filing and Amendment 1 were audited by Chisholm, Bierwolf, Nilson & Morrill, LLC (“Chisholm”), an accounting firm whose registration was revoked by the Public Company Accounting Oversight Board subsequent to the issuance of such financial statements; and ii) correct typographical errors contained in the chart regarding the Company’s operating budget under Item 7.

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

Except as described above, no other changes have been made to the Original Filing and Amendment 1.  Except as described above, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or Amendment 1, or modify or update those disclosures, including any exhibits to the Original Filing and Amendment 2 affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing and Amendment 1.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and Amendment 1.

PART I

ITEM 1.

BUSINESS

Corporate History

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

Background and Overview

We were incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000.  Our objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc.  We were not able to determine whether this property contained reserves that were economically recoverable and have ceased our attempts at developing this property.  As disclosed previously, on March 29, 2010, we entered into an Exploration Earn-In Agreement relating to the Trinity Silver property located in Pershing County, Nevada and now intend to engage in efforts to develop the Property.

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

Management has established an estimated operating budget for the fiscal year commencing July 1, 2010, which includes total estimated expenses of $1,650,050 for the period.  The estimated budget is as follows:

		Q1	Q2	Q3	Q4	Total
43-101		$35,000				35,000
Drilling			$140,000	360,000		500,000
Metallurgy			$25,000	25,000	50,000	100,000
Engineering				$25,000	25,000	50,000
Permitting		$10,000	1,000	20,000	20,000	51,000
Geophysics		$50,000	50,000			100,000
Socio-economic	$				10,000	10,000
Feasibility	$
Staff/OH		$128,500	162,500	164,250	165,750	621,000
Consultants		$37,000	47,000	42,000	43,500	169,500
Total		$260,500	425,500	636,250	314,250	1,636,500
	$

On May 6, 2010, the Company completed a private placement offering of a total of 1,333,334 Units (consisting of one share of common stock and one warrant to purchase an additional share of common stock), from which it received gross offering proceeds of $1,000,000.  Such funds are intended to be used to pay ongoing expenses of the Company as reflected in the operating budget, but are not sufficient to pay all estimated operating expenses.  Accordingly, the Company will be required either to raise additional working capital or to cut its operating budget.

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

	For the years ended June 30,
	2010	2009

Net cash (used in) operating activities	$ (236,959)	$ (14,097)
Net cash (used in) investing activities	(25,000)	-
Net cash provided by financing activities	985,900	14,000

Net Change in Cash	$ 723,941	$ (97)

During the year ended June 30, 2010, net cash used in operating activities was $236,959, compared to net cash used in operating activities of $14,097 during the year ended June 30, 2009.  This increase in net cash used in operations is due to exploration expense, legal and accounting, consulting and operation and administration expense.

As discussed herein we realized a net loss from operations of $ 818,582 during the year ended June 30, 2010, compared to $31,522 during the year ended June 30, 2009. This was due to exploration expense, valuation of warrants associated with financing, legal and accounting, consulting and operation and administration expense.

During the year ended June 30, 2010, net cash provided by financing activities used $985,900 from proceeds from issuance of stock, compared to $14,000 from an advance from related party for the year ended June 30, 2009. The increase in net cash provided was due to private offering in May 2010.

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

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED JUNE 30, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets	19

Statements of Operations And Comprehensive Income	20

Statements of Stockholders Equity	21-22

Statements of Cash Flows	23-24

Notes to Consolidated Financial Statements	25-40

Morrill & Associates, LLC
Certified Public Accountants
563 West 500 South, Suite 425
Bountiful, Utah 84010
801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Liberty Silver Corp. (formerly Lincoln Mining Corp.)
(An Exploration Stage Company)
Manahattan, CA

We have audited the accompanying balance sheets of Liberty Silver Corp. (formerly Lincoln Mining Corp.) (an exploration stage company) as of June 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2010 and 2009 and from inception on February 20, 2007 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. (formerly Lincoln Mining Corp.) (an exploration stage company) as of June 30, 2010 and 2009 and the results of its operations and cash flows for the years ended June 30, 2010 and 2009 and from inception on February 20, 2007 through June 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates
Bountiful, Utah 84010
August 12, 2011

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

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2010

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, February 20, 2007 (inception)	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	80,000,000	80,000	(76,000)	-	4,000

Shares issued for cash at $0.01 per share	20,000,000	20,000	(10,000)	-	10,000

Shares issued for cash at $0.05 per share	8,400,000	8,400	12,600	-	21,000

Net loss for the period ending June 30, 2007	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	108,400,000	108,400	(73,400)	(1,128)	33,872

Net loss for the period ending June 30, 2008	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	108,400,000	108,400	(73,400)	(23,376)	11,624

Net loss for the period ending June 30, 2009	-	-	-	(31,522)	(31,522)

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2010

	Common Stock		Additional Paid- in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Shares issued for cash at $0.75 per share	1,333,334	1,334	998,666	-	1,000,000

Share cancellation	(40,000,000)	(40,000)	40,000	-	-

Valuation of stock warrants	-	-	522,191	-	522,191

Net loss for the period ending June 30, 2010	-	-	-	(818,582)	(818,582)

Balance, June 30, 2010	69,733,334	$69,734	$1,487,457	$(873,480)	$683,711

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability. The Company does not currently own any depreciable assets.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not have any assets or liabilities classified as Level 3. The Company has adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on the Company’s financial position, results of operations, or cash flows upon adoption.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2010 and 2009

Since the Company has not established the commercial feasibility of the mineral claim, only the acquisition costs have been capitalized to date. The Company has not depleted the mineral claims as no proven reserves have been found. The Company will not be able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June 2009. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interests, which was a charge to the Company’s statements of operations in the amount of $11,800.

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

On April 19, 2011, subject to shareholder approval, the Board of Directors of the “Company” approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which common shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals.  Under the Plan, the maximum number of common shares reserved for issuance shall not exceed 10% of the common shares of the Company issued and outstanding shares from time to time.   The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company.  In order to maintain flexibility in the award of stock benefits, the Plan constitutes a single plan, but is composed of two parts.  The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The foregoing description of the Plan is qualified in its entirety by reference to the Liberty Silver Corp. Incentive Share Plan which was attached as Exhibit 10.9 to a Form 8-K filed by the Company on May 3, 2011 and is hereby incorporated by reference.

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

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective.  Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures.  Therefore, in connection with the filing of our amended Annual Report on Form 10-K/A filed with the SEC on April 15, 2011, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2010.  Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully implemented into operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

Code of Ethics

Our board of directors have adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 675 Sierra Rose Drive, Suite 112 Reno, NV  89511.

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

Audit Committee’s Pre-approval Policies and Procedures

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

* Filed Herewith

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ John Pulos

John Pulos, Chief Financial Officer

Date:  August 19, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Geoff Browne

Geoff Browne, Director

Date:  August 19, 2011

By: /s/ Bill Tafuri

Bill Tafuri, Director

Date:  August 19, 2011

By: /s/ John Pulos

John Pulos, Director

Date:  August 19, 2011

By: /s/ John Barrington

John Barrington, Director

Date:  August 19, 2011

By: /s/ Tom Hodgson

Tom Hodgson, Director

Date:  August 19, 2011