Form 10-K
period 2011-06-30
LIBERTY SILVER CORP
filed 2011-10-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
181 Bay Street, Suite 2330 Toronto ,Ontario, Canada, M5J 3T3
(Address of principal executive offices)
Registrant’s telephone number, including area code: 416-369-3978

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [ ]Yes [X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $12,433,334.

As of September 29, 2011, the Company had 70,933,333 shares issued and outstanding.

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

As disclosed on a Form 8-K filed by the Company on April 5, 2010, on March 29, 2010, the Company entered into an Exploration Earn-In Agreement with AuEx, Inc. relating to the Trinity Silver property located in Pershing County, Nevada (the “Property”); a copy of the Agreement was filed as an exhibit to the Form 8-K filed by the Company on April 5, 2010 and is hereby incorporated by reference.  AuEx in turn acquired its rights to the Property from Newmont and the Company is indirectly subject to the rights and obligations of AuEx under that agreement.

The Property consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property.

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

Property location

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 2, 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 27, 33, and 35, Township 30 North, Range 30 East, MDB&M.

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

(1)

240 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, TS 1-18, Elm 1-175 and XXX 1-6 claims, totaling approximately 4900 acres, located in sections 2, 4, 10, and 16,  Township 29 North, Range 30 East, and section 34 and 35, Township 30 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

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

(3)

1280 acres of fee land owned by Newmont Mining Corp located in sections 9 and 15, Township 29 North, Range 30 East.

The Registrant’s joint venture area of interest is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 26-28, 32-35, Township 30 North, Range 30 East, MDB&M.  The Registrant’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Property.

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

Employees

The Registrant currently has two full-time employees, William Tafuri, the President and Chief Operating Officer, H. Richard Klatt, the vice president of exploration, and two consultants.

Reports to Security Holders

We file reports with the SEC under section 15d of the Securities Exchange Act of 1934.  The reports will be filed electronically. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC Internet site is http://www.sec.gov.

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

Our current working capital is not sufficient to fund our planned operations and exploration activities for the next year.  Our operating budget for the next twelve months is currently approximately $1.68 million and we have a working capital deficit $551,303 at June 30, 2011.  Accordingly, we will require additional working capital to sustain our planned business operations and to carry out our planned exploration activities. We do not currently have any commitments to provide such funds, and there is no assurance that we will be able to obtain the required financing when needed to sustain our operations.  In addition, if we do discover mineral resources in commercially exploitable quantities on our current property, or on any other property we may acquire in the future, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, if we cannot raise the necessary capital to exploit such a deposit, our business may fail.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Property location

The Registrant has a month to month rental agreement for office space at 181 Bay Street, Suite 2330,Toronto ,Ontario, Canada, M5J 3T3. The telephone number is: 416-369-3978. The monthly base rent is CDN $4,007 (approximately US $4,000).

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 2, 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 26-28, 33, and 35, Township 30 North, Range 30 East, MDB&M.

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

(1)

240 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, TS 1-18 claims, Elm1-18, and XXX 1-6 totaling approximately 4900 acres, located in sections 2, 4, 10, and 16,  Township 29 North, Range 30 East, and section 34 and 35, Township 30 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

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

(3) 1280 acres of fee land owned by Newmont Mining Corp located in sections 9 and 15, Township 29 North, Range 30 East.

The Registrant’s joint venture area of interest is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 26-28, 32-35, Township 30 North, Range 30 East, MDB&M.  The Registrant’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Property.

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

Fiscal Year Ending June 30, 2011	High	Low
First Quarter	$0.61	$0.30
Second Quarter	0.63	0.17
Third Quarter	0.63	0.19
Fourth Quarter	0.64	0.30

Fiscal Year Ending June 30, 2010	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$1.29	$.37

The prices presented are bid prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

As of September 29, 2011, there were 70,933,333 shares of common stock issued and outstanding held by approximately 16 stockholders of record of the Company's common stock.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended June 30, 2011 as compared to the fiscal year ended June 30, 2010.

Comparison of the fiscal years ended June 30, 2011 and 2010

There were no revenues generated during the fiscal years ended, June 30, 2011 or 2010.

Total expenses increased 79% during the year ended June 30, 2011 compared to 2010.  The 79% increase is primarily due to exploration expense, valuation of warrants associated with financing, legal and accounting, consulting and operation and administration expense. We expect total expenses to be approximately 100% higher during the 2012 fiscal year, primarily as a result of exploration and development and operation and administration expense.

Liquidity and Capital Resources

Total Current Assets and Liabilities

As of June 30, 2011, our audited balance sheet reflects that the Company had current assets of $27,017, total assets of $124,528, current liabilities of $578,320 and a deficit accumulated in the exploration stage of $2,337,733.

Management has established an estimated operating budget for the fiscal year commencing July 1, 2011, which includes total estimated expenses of $1,682,453 for the period.  The estimated budget is as follows:

		Q1	Q2	Q3	Q4	Total
43-101	$
Drilling			$326,667	326,666	226,667	880,000
Metallurgy	$
Engineering	$
Permitting		$2,200	10,000	25,640		37,840
Geophysics		$36,000	150,000			186,000
Socio-economic	$
Feasibility	$
Listing TSX			$75,000	25,000		100,000
Staff/OH		$144,001	106,000	88,000	56,500	394,501
Consultants		$84,112				84,112
Acquisition/Contingency	$
Total		$266,313	667,667	465,306	283,167	1,682,453

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

Subsequent to the fiscal year ended June 30, 2011, on September 8, 2011, the Company, concluded a private placement offering, pursuant to which the Company raised a total of Cdn$660,000 through the sale of 1,200,000 Units at a purchase price of Cdn$0.55 per Unit.  Each Unit consists of one common share in the capital of the Company (each, a “Share”) and one half of one Share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of $0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.

Cash Flow

During the fiscal year ended June 30, 2011 cash was primarily used to fund operations. We had a net increase in cash used in operating activities during the fiscal year ended June 30, 2011 as compared to June 30, 2010.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2011	2010

Net cash provided by (used in) operating activities	$ (785,254)	$ (236,959)
Net cash used in investing activities	(72,511)	(25,000)
Net cash provided by financing activities	150,000	985,900

Net Change in Cash	$ (707,765)	$ 723,941

During the year ended June 30, 2011, net cash used in operating activities was $785,254, compared to net cash used in operating activities of $236,959 during the year ended June 30, 2010.  This increase in net cash used in operating is due to exploration expense, legal and accounting, consulting and operation and administration expense.

As discussed herein we realized a net loss from operations of $1,464,253 during the year ended June 30, 2011, compared to $818,876 during the year ended June 30, 2010. This was due to exploration expense, valuation of warrants associated with financing, legal and accounting, consulting and operation and administration expense.

During the year ended June 30, 2011, net cash provided by financing activities of $150,000 from proceeds from notes payable from related party, compared to $985,900 which was proceeds from $1,000,000 common stock issuance and repayment of note payable to related party for $14,100 for the year ended June 30, 2010. The increase in net cash used was due to operating expenses increased.

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

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED JUNE 30, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	19

Balance Sheets	20

Statements of Operations And Comprehensive Income	21

Statements of Stockholders Equity	22-23

Statements of Cash Flows	24-25

Notes to Consolidated Financial Statements	26-38

Morrill & Associates, LLC

Certified Public Accountants

563 West 500 South, Suite 425

Bountiful, Utah 84010

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Liberty Silver Corp.

(An Exploration Stage Company)

Manahattan, CA

We have audited the accompanying balance sheets of Liberty Silver Corp. (an exploration stage company) as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and from inception on February 20, 2007 through June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. (an exploration stage company) as of June 30, 2011 and 2010 and the results of its operations and cash flows for the years ended June 30, 2011 and 2010 and from inception on February 20, 2007 through June 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Bountiful, Utah 84010

October 12, 2011

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	June 30,	June 30,
	2011	2010
Current Assets
Cash and cash equivalents	$16,723	$724,488
Prepaid	10,294	18,941
Deposits	-	850

Total current assets	27,017	744,279

Property and Equipment
Mining interests (notes 2 and 4)	97,511	25,000

Total property and equipment	97,511	25,000

Total assets	$124,528	$769,279

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$60,924	$5,982
Accrued expense	367,396	79,586
Related party payable (note 5)	150,000	-

Total current liabilities	578,320	85,568

Total liabilities	578,320	85,568

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)

Capital stock, $.001 par value,
200,000,000 shares authorized;
69,733,334 shares issued and outstanding	69,734	69,734
Additional paid-in capital	1,814,207	1,487,457
Deficit, accumulated during the exploration stage	(2,337,733)	(873,480)

Total stockholders’ equity (deficit)	(453,792)	683,711
Total liabilities and stockholders’ equity	$124,528	$769,279

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations

		For the Year Ended	For the Year Ended	Cumulative During the Exploration Stage February 20, 2007 (inception) to
		June 30,	June 30,	June 30,
		2011	2010	2011

Revenue		$-	$-	$-

Operating expenses

Consulting		582,572	95,914	682,127
Impairment of mining interest		-	-	11,800
Exploration		126,841	91,100	217,941
Legal and accounting		138,840	23,535	186,706
Financing costs associated with valuation of warrants		40,000	522,191	562,191
Stock compensation		286,750	-	286,750
Operation and administration		288,755	86,136	390,017
Total operating expenses		1,463,758	818,876	2,337,532

Income (loss) from operations		(1,463,758)	(818,876)	(2,337,532)

Other income (expense)
Interest income		882	339	1,221
Interest expense		(189)	(45)	(234)
Total other income (expense)		693	294	987

Loss before income tax		(1,463,065)	(818,582)	(2,336,545)

Provision for income taxes		-	-	-
Net loss		(1,463,065)	(818,582)	(2,336,545)
Foreign currency adjustment		(1,188)	-	(1,188)
Comprehensive loss		$(1,464,253)	$(818,582)	$(2,337,733)
	$
Loss per common share – basic and fully diluted		(0.02)	$(0.01)
		69,733,334	69,733,334
Weighted average common shares

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2011

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

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2010

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Shares issued for cash at $0.75 per share	1,333,334	1,334	998,666	-	1,000,000

Share cancellation	(40,000,000)	(40,000)	40,000	-	-

Valuation of stock warrants	-	-	522,191	-	522,191

Net loss for the period ending June 30, 2010	-	-	-	(818,582)	(818,582)

Balance, June 30, 2010	69,733,334	$69,734	$1,487,457	$(873,480)	$683,711

Valuation of stock options	-	-	286,750	-	286,750

Valuation of stock warrants	-	-	40,000	-	40,000

Net loss for the period ending June 30, 2011	-	-	-	(1,464,253)	(1,464,253)

Balance, June 30, 2011	69,733,334	69,734	1,814,207	(2,337,733)	(453,792)

The accompany notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2011	2010	2011

Cash flows from operating activities:

Comprehensive loss	$(1,464,253)	$(818,582)	$(2,337,733)
Adjustment to reconcile net loss to net cash used in operating activities

Valuation of warrants associated with financing	40,000	522,191	562,191
Valuation from stock option issuance	286,750	-	286,750

Changes in operating assets and liabilities:
Increase (decrease) prepaid	8,648	(18,941)	(10,294)
Increase deposit	850	(850)	-
Increase in accounts payable	54,941	(363)	60,924
Increase in accrued expenses	287,810	79,586	367,396
Net cash used in operating activities	(785,254)	(236,959)	(1,070,766)

Cash flows from investing activities

Cash paid for mining interest	(72,511)	(25,000)	(97,511)
Net cash used in investing activities	(72,511)	(25,000)	(97,511)

Cash flows from financing activities
Payments on related party payable	-	(14,100)	-
Note Payable to related party	150,000	-	150,000
Proceeds from issuance of common stock	-	1,000,000	1,035,000
Net cash provided by financing activities	150,000	985,900	1,185,000

Increase (Decrease) in cash and cash equivalents	(707,765)	723,941	16,723

Cash and cash equivalents, beginning of year	724,488	547	-

Cash and cash equivalents, end of year	$16,723	$724,488	$16,723

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

June 30, 2011 and 2010

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation.

The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2011, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

f. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Stock options of 6,500,000 at June 30, 2011 and warrants in the amount of 1,333,339 at June 30, 2010 and 1,633,334 at June 30, 2011were considered in the calculation but not included due to anti-dilution. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2011	June 30, 2010
Basic Earnings per share:
Income (Loss) (numerator)	$(1,464,253)	$(818,582)
Shares (denominator)	69,733,334	69,733,334
Per Share Amount	$(0.02)	$(0.01)

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

	For the Years Ended
	June 30, 2011	June 30, 2010
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(1,464,253)	$(818,582)
Shares (denominator)	69,733,334	104,892,694
Per Share Amount	$(0.02)	$(0.01)

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

n. Foreign currency translation

Comprehensive income is the total of (i) net income plus (ii) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. The company has presented a single statement of comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented below the total net income or loss on the income statement.

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

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”).  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance is effective for interim and annual

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

reporting periods beginning January 1, 2010.  The adoption of ASU 2010-11 did not have a material impact on the Company’s consolidated financial statements.

Note 4 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has not done renewed as fiscal year end, June 30, 2010. The lease has expired.

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

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

Note 5 – Related Party Payable

Effective April 1, 2011, Liberty Silver Corp. (the “Company”) borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six of the Company’s directors.  Each Note is for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

In May 2010, the president surrendered 40,000,000 of his common stock to the company.

At the year ended June 30, 2011 and 2010, the Company had 69,733,334 shares of the common stock issued and outstanding.

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

In April 2011, the Company borrowed $150,000 from related parties. In conjunction with each $25,000 note, the Company issued a warrant to purchase 50,000 share of the Company’s common stock at $0.55 per share for a three year term, commencement on the date of the note. The total number of warrants for purchase is 300,000 shares.

The amount of warrant expense related to this related party payable for the year ending June 30, 2011 was $40,000. The expense was calculated using the Black-Scholes pricing model.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

The following table summarizes information about warrants as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2009	-	$-
Warrants granted	1,333,334	1.25
Warrants expired	-	-
Warrants cancelled	-	-
Outstanding, June 30, 2010	1,333,334	$1.25
Exercisable, June 30, 2010	1,333,334	$1.25

Outstanding, July 1, 2010	1,333,334	1.25
Warrants granted	300,000	0.55
Warrants exercised	-	-
Warrants cancelled	-	-
Outstanding, June 30, 2011	1,633,334	$1.12
Exercisable, June 30, 2011	1,633,334	$1.12

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2011:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$1.25	1,333,334	$1.25	.85	1,333,334	$1.25
$0.55	300,000	$0.55	2.75	300,000	$0.55

As of June 30, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $0 and $0, respectively.  The weighted-average grant-date fair value of warrants granted for the year ended June 30, 2011 was $1.12.  The total fair value of shares vested during 2011 was 1,633,334 of warrants at fair market value on June 30, 2011.

Stock options

In October 2010, the Company granted to Geoff Browne, Chief Executive Officer, 3,000,000 stock options of the Company’s common stock to be purchased at $0.75 per share for a 5 year term. In addition, the

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

Company granted the directors, Paul Haggis, Timothy Unwin, John Barrington, and George Kent, each 300,000 stock options, for a total of 1,200,000 of the Company’s common stock to be purchased at $0.75 per share for a 5 year term.

In December 2010, the Company granted director W Thomas Hodgson 300,000 stock options the Company’s common stock to be purchased at $0.75 per share for a 5 year term.

In April 2011, the Company granted incentive stock options of 800,000 shares Bill Tafuri, officer; 600,000 shares to Dick Klatt, consultant; 500,000 shares John Barrington, consultant; and 100,000 shares Kevin O’Connor, consultant. All these stock options are at $0.75 per share for a 5 year term.

The amount of stock option compensation expense for the year ending June 30, 2011 was $286,750. The expense was calculated using the Black-Scholes pricing model.

The following table summarizes information about options as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2010	-	$-
Options granted	6,500,000.75
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2011	6,500,000	$.75
Exercisable, June 30, 2011	6,500,000	$.75

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2011:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$0.75	6,500,000	$0.75	4.19	6,500,000	$0.75

As of June 30, 2011, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2011 was $0.75.  The total fair value of shares vested during 2011 was 6,500,000 of stock options at fair market value on June 30, 2011.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

As of June 30, 2011, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2011 and 2010 due to the following:

Deferred tax assets and the valuation account are as follows:
	For the Years Ended
	June 30,
	2011	2010

Deferred tax asset:
Net operating loss carryforward	$794,829	$296,983
Valuation allowance	(794,829)	(296,983)
Total	$-	$-

The components of income tax expense are as follows:
	For the Years Ended
	June 30,
	2011	2010

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	497,846	278,318
Change in valuation allowance	(497,846)	(278,318)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2011 and 2010, the Company has an unused net operating loss carry-forward balance of $2,337,733 and $873,480 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2028.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended June 30,
	2011	2010
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2011 and 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2011, 2010 and 2009.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $2,337,733 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2011 and 2010

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

Note 9 – Subsequent events

Subsequent to the fiscal year ended June 30, 2011, on September 8, 2011, the Company, concluded a private placement offering, pursuant to which the Company raised a total of Cdn$660,000 through the sale of 1,200,000 Units at a purchase price of Cdn$0.55 per Unit.  Each Unit consists of one common share in the capital of the Company (each, a “Share”) and one half of one Share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of $0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.

Liberty Silver Corp has evaluated subsequent events for the period June 30, 2011 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed on Form 8-K filed with the SEC on February 4, 2011, the Company changed accountants.  We have not had any disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of June 30, 2011, the Company's internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2011.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present Position With the Company	Director Since
Geoffe Browne	58	Chief Executive Officer, Director	October 2010
John Pulos	45	Chief Financial Officer, Director	February 2007
Bill Tafuri	70	Chief Operating Officer, Director	October 2010
John Barrington	66	Director	October 2010
George Kent	81	Director	October 2010
Paul Haggis	59	Director	October 2010

Tim Unwin	68	Director	October 2010
Tom Hodgson	58	Director	December 2010
Dick Klatt	75	Vice President of Exploration	October 2010

Biographical Information

Geoffe Browne. Mr. Browne has over 30 years of experience in the financial services industry in Canada, the U.S and London, England.  He was head of private equity for Merrill Lynch Canada and he is a founder and Managing Partner of MWI & Partners, a private equity firm. Prior to founding MWI, Mr. Browne was a senior executive with Canadian Imperial Bank of Commerce and CIBC Wood Gundy Inc. for over 20 years.  The last position he held at CIBC was Chief of Staff for CIBC World Markets. Mr. Browne is active on numerous other corporate and not-for-profit Boards, and is one of three independent members of the Investment Review Committee of UBS Global Asset Management (Canada) Co. Mr. Browne is holds a B.A. in economics from the University of Western Ontario.

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

Bill Tafuri. Mr. Tafuri has a Ph.D. in geology and over 35 years of diverse mining and exploration experience in precious and base metals. He has worked for a number of major international mining companies and has held management positions in both domestic and foreign locations for Getty Mining Co., Santa Fe Pacific Gold Corp., and Kinross Gold Corp. He has extensive consulting experience, both domestic and foreign. He has extensive exploration and mine development experience in the USA, Central Asia, and Russia. Since 2004 he has acted as the Exploration Vice President of Centrasia Mining Corp. acquiring properties and conducting exploration for base and precious metals in Central Asia. Mr. Tafuri received his B.S. and M.S. degrees in geology at the University of Nevada-Reno and his Ph.D. in geology at the University of Utah.

Paul Haggis. Mr. Haggis has had a career in structuring, organizing various business enterprises, including being the President and CEO of OMERS one of Canada’s largest pension plans which under his leadership grew to more than $48 Billion dollars in assets from 2004 until 2007. Currently Mr. Haggis is Chairman of the Alberta Enterprise Corporation a venture capital fund which expects to have $300 million dollars for first stage ventures. He is also an active director of Canadian Tire Bank, Chair of the Audit Committee of Advantage Energy of Calgary, Director and Audit Committee Chair of Prime Restaurants Inc., and is a Trustee and Chair of the Finance Committee of the Royal Ontario Museum. In Addition Paul has overseen and is actively engaged in the investment program at ICBC as Chair of the Investment Committee.

Timothy Unwin. Mr. Unwin is a partner Emeritus at Blake, Cassels & Graydon LLP in Toronto. He has worked as a corporate and securities lawyer. Previously, Mr. Unwin was the U.S. Managing Partner at Blakes, working out of its New York office and was also the Office Managing Partner at the Blakes office in London, England. Mr. Unwin is a graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto and is an institute certified director (ICD.D). Mr. Unwin is a member and immediate past Chairman of the board of directors of the Toronto Community Foundation and is a former trustee of Charter Real Estate Investment Trust.

John Barrington.  Mr. Barrington worked in the mining industry at such projects as the Opemiska Mine in

Chapais Que and the Lorraine mine in Belleterre Que. Mr. Barrington also worked at TransCanada Pipelines and the Ontario Ministry of Transportation and Communications, where he was head of the Financial Planning Unit. Subsequently Mr. Barrington was one of the founders of the Uxmal Communications partnership, and among many other investments and acquisitions in Canada and the U.S. bought, turned around and later sold Comac which at the time was Canada’s third largest consumer magazine company.

George Kent. Mr. Kent has been engaged in worldwide exploration, mining, financing and education for decades, having spent significant periods of time with major and minor public companies and five years with the United Nations. Mr. Kent has been chief geologist or manager on numerous projects around the world and is currently President of George R. Kent & Associates Ltd. which is engaged in geological and mining consulting worldwide, assisting in public company formation, directorships, management and public relations.

W. Thomas Hodgson. In addition to serving as a director of the Registrant, Mr. Hodgson is currently Senior Partner and Chairman of Greenbrook Capital Partners Inc., a financial advisory firm, and until May 2011, acted as a consultant and advisor to the Chairman Magna International group, one of the world’s largest automotive companies, having a particular specialization in sourcing venture investment opportunities for the company.  Mr. Hodgson has over twenty years experience in capital markets research, corporate advisory matters and consulting.  He is currently a director of Helix Biopharma Corp. and Lithium Americas Corp., has been a board member of MI Developments Inc., and was Director, President and Chief Executive Officer of Magna Entertainment Corp. from March 2005 to March 2006.  From November 2002 to March 2005, Mr. Hodgson was President of Strategic Analysis Corporation.  Prior to that, Mr. Hodgson held senior positions with Canadian financial institutions and U.K. companies, including Canadian Imperial Bank of Commerce, Canada Permanent Trust Co. Central Guaranty Trust, where he served as President and Chief Executive Officer, Marathon Asset Management Inc., where he served as President, and GlobalNetFinancial.com, where he served as Chief Operating Officer and then as President and Chief Executive Officer.  Mr. Hodgson holds an MBA from Queen’s University, Kingston, Ontario.

H  Richard ‘Dick’ Klatt.  Mr. Klatt currently serves as vice president of exploration for the Company.  Mr. Klatt has over 40 years of diverse mining and exploration experience in precious and base metals.  He has worked for a number of major mining companies.  From 2007 through 2009 he served as contract exploration manager of Yellowcake Mining, Inc., Las Vegas Nevada, during which time he organized and oversaw exploration drilling for uranium in the Uravan mineral belt, Colorado.  From 2006 through 2007 he worked as a consulting minerals exploration geologist during which time he: (i) completed an economic geology review of the La Sal uranium district for Superior Uranium, Moab, Utah; (ii) completed extensive lithology-logging for base and precious metals for a drill program at the south rim of the Bingham copper mine, Utah, for Grand Central Silver Mines, Carrollton, Texas; (iii) directed a 2,100 feet diamond drilling program for gold and cobalt in the Belt-Percell basin, eastern Idaho, for Salmon River Resources, Vancouver, British Columbia, Canada; (iv) completed a 6,000 feet diamond drilling program for zinc in western Utah for Franconia Minerals Corp., Spokane, Washington; and (v) Directed a 6,000 m rotary drilling program for uranium in western Colorado for U.S. Energy,  Riverton, Wyoming.  From 2004 through 2005, he worked as a consulting minerals exploration geologist for Kennecott Exploration Company located in Salt Lake City, Utah.  During this time he also oversaw initial development drilling for vein-hosted base metals in the Zacatecas district, Zacatecas, Mexico, for Capstone Gold, Vancouver, British Columbia, Canada.  Mr. Klatt received his B.S. degree in geology at the University of Illinois, Urbana, Illinois.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J3T3.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Geoff Browne	2011	166,667	--	--	--	--	99,999	16,670	131,669
CEO	2010	--	--	--	1,050,000(2)	--	--	50,004	50,004
Bill Tafuri, President, COO	2011 2010	120,000 --	-- --	-- --	224,000(2) --	-- --	50,000 --	20,000 70,000	70,000 70,000
John Pulos, CFO	2011 2010	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --
Dick Klatt(1)	2011 2010	93,600 --	-- --	-- --	168,000(2) --	-- --	-- --	-- --	-- --

(1) Dick Klatt serves as the vice president of exploration of the Company.

(2) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

Grant of Plan Based Awards

The following table provides a summary of equity awards granted to our executive officers during the fiscal year ended June 30, 2011.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Geoff Browne	October 18, 2010	--	--	--	--	--	--	--	3,000,000.75		1,050,000(1)
William Tafuri	April 19, 2011	--	--	--	--	--	--	--	800,000.75		224,000(1)
John Pulos	--	--	--	--	--	--	--	--	--	--	--
Dick Klatt	April 19, 2011	--	--	--	--	--	--	--	600,000.75		168,000(1)

(1) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

Outstanding Stock Options Awards At Fiscal Year End.

The following table provides a summary of equity awards outstanding at June 30, 2011, for each of our named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Geoff Browne	3,000,000	--	--	.75	October 18, 2015	--	--	--	--
William Tafuri	266,664	533,336	--	.75	April 19, 2016	--	--	--	--
Dick Klatt	200,000	400,000	--	.75	April 19, 2016	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2011 by our named executive officers.  In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Employment Agreement

On October 18, 2010, the Board of Directors of the Company, engaged Geoff Browne to serve as the Chief Executive Officer of the Company, and appointed Mr. Browne to serve as a director of the Company to fill an existing vacancy on the Board.  In conjunction with the Company’s engagement of Mr. Browne, on October 18, 2010, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Browne for an unfixed term, pursuant to which the Company agreed to employ Mr. Browne as the Chief Executive Officer of the Company.  Pursuant to the terms of the Employment Agreement, Mr. Browne is paid an annual salary of $200,000, as well as an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Company’s Board of Directors.  The Employment Agreement may be terminated by Mr. Browne upon thirty (30) days notice, or by the Company pursuant to enumerated circumstances set forth in the Employment Agreement.  In conjunction with the entry into the Employment Agreement, the Company granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Company at a price of $.75 per share pursuant to the terms of a Stock Option Agreement which was attached to the Employment Agreement as Exhibit A.  The foregoing description of the Employment Agreement and Stock Option Agreement is qualified in its entirety by reference to the Employment Agreement and the accompanying Stock Option Agreement which were filed as Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on October 19, 2010 and is hereby incorporated by reference.

Equity Compensation Plan Information

As disclosed on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011,  on April 19, 2011, subject to shareholder approval, the Board of Directors of Liberty Silver Corp. (the “Company”) approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which common shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals.  Under the Plan, the maximum number of common shares reserved for issuance shall not exceed 10% of the common shares of the Company outstanding from time to time.   The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company.  In order to maintain flexibility in the award of stock benefits, the Plan constitutes a single plan, but is composed of two parts.  The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The foregoing description of the Plan is qualified in its entirety by reference to the Liberty Silver Corp. Incentive Share Plan which was filed as Exhibit 10.9 to Form 8-K filed with the Securities and Exchange Commission on May 3, 2011 and is hereby incorporated by reference.

Director Compensation

The general policy of the Board is that compensation for independent directors should be equity-based compensation.  Additionally, we reimburse our directors for reasonable expenses incurred during the course of their performance. We have no long-term incentive or medical reimbursement plans.  The Company does not pay employee directors for Board service in addition to their regular employee compensation.  The Board determines the amount of director compensation.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Geoff Browne	--	--	--	--	--	--	--
William Tafuri	--	--	--	--	--	--	--
John Pulos	--	--	--	--	--	--	--
John Barrington	70,500(2)	---	$90,000(1)	---	---	---	$90,000
George Kent	--	---	$93,000(1)	---	---	---	$93,000
Timothy Unwin	--	---	$93,000(1)	---	---	---	$93,000
Paul Haggis	--	---	$93,000(1)	---	---	---	$93,000
W. Thomas Hodgson	--	---	$42,000(1)	---	---	---	$42,000

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	This figure represents fees paid to John Barrington for consulting services rendered to the Company, not in his capacity as a director.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 29, 2011, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Geoff Browne(1) 181 Bay Street, Suite 2330 Toronto,Ontario, Canada, M5J3T3	2,000,000	2.9%
Common	William Tafuri(1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	2,000,000	2.9%
Common	John Pulos(1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	10,000,000	14.3%

Common	John Barrington(1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	George Kent(1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	Timothy Unwin(1) 181 Bay Street, Suite 2330 Toronto ,Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	Paul Haggis(1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	W. Thomas Hodgson(1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	H. Richard Klatt(1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J3T3	1,000,000	1.4%
Common	All Directors and Executive Officers as a Group ( 9 in number)	20,000,000	20,000,000

 (1) Director or Officer of Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As disclosed on Form 8-K filed with the SEC on May 3, 2011, effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six of the Company’s directors.  Each Note was for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Based upon the foregoing criteria, our Board of Directors has determined that Geoff Browne, Bill Tafuri and John Pulos, John Barrington are not independent directors under these rules as they is also employed as officers or consultants of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

Morrill & Associates served as the Company’s independent registered public accounting firm for the years ended June 30, 2011 and 2010, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Morrill & Associates for the year ended June 30, 2011 and 2010, are summarized as follows:

	2011	2010
Audit	$23,000	$11,213
Audit related	$0	$0
Tax	$0	$0
All other	$0	$0
Total	$23,000	$11,213

Audit Related Fees

(2)

Audit fees were for professional services rendered in connection with our annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

Tax Fees

(3)

Tax fees related to services for tax compliance and consulting.

All Other Fees

 (4)

Other fees were for EDGAR filing services provided to the Company.

Audit Committee’s Pre-approval Policies and Procedures

(5)

At our regularly scheduled and special meetings, our board of directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The board of directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits.

3.1	Articles of Incorporation (incorporated by reference from exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.1	Articles of Amendment (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2008).
3.2	Bylaws (incorporated by reference from exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.2	Amended Bylaws (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).
10.1	Mineral Property Purchase Agreement corporation (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on April 1, 2008).

10.2

Exploration Earn-In Agreement dated March 29, 2010, by and between Liberty Silver Corp, a Nevada corporation, and AuEx Ventures, Inc., a Nevada corporation (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on April 5, 2010).

10.3

Employment Agreement and accompanying Stock Option Agreement, dated October 18, 2010, by and between Liberty Silver Corp. and Geoff Browne (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 19, 2010).

10.4

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and Paul Haggis (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.5

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and Timothy Unwin (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.6

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and John Barrington (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.7

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and George Kent (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.8

Stock Option Agreement dated December 6, 2010 by and between Liberty Silver Corp. and W. Thomas Hodgson (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on December 6, 2010).

10.9	Liberty Silver Corp. Incentive Share Plan (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on May 3, 2011).
10.10

Liberty Silver Corp. Incentive Stock Option Agreement dated April 19, 2011 between Liberty Silver Corp. and Bill Tafuri (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).

10.11

Liberty Silver Corp. Non-Qualified Stock Option Agreement dated April 19, 2011 between Liberty Silver Corp. and John Barrington ((incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ John Pulos

John Pulos, Chief Financial Officer

Date:  October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Geoff Browne

Geoff Browne, Director

Date:  October 13, 2011

By: /s/ Bill Tafuri

Bill Tafuri, Director

Date:  October 13, 2011

By: /s/ John Pulos

John Pulos, Director

Date:  October 13, 2011

By: /s/ John Barrington

John Barrington, Director

Date:  October 13, 2011

By: /s/ Tom Hodgson

Tom Hodgson, Director

Date:  October 13, 2011