Form 10-Q
period 2011-09-30
LIBERTY SILVER CORP
filed 2011-11-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011 the Issuer had 70,933,334 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

The financial statements of Liberty Silver Corp., (“We”, “Us”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2011, and all amendments thereto.

LIBERTY SILVER CORP.

(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-10

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2011	2011
	(unaudited)
Current Assets
Cash and cash equivalents	$184,231	$16,723
Prepaid	44,445	10,294
Total current assets	228,676	27,017

Property and Equipment
Mining interests	127,276	97,511
Total property and equipment	127,276	97,511

Total assets	$355,952	$124,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$54,732	$60,924
Accrued expense	366,259	367,396
Related party payable (note 5)	150,000	150,000

Total current liabilities	570,991	578,320

Total liabilities	570,991	578,320

Commitments and contingencies	-	-

Stockholders’ Deficit
Capital stock, $.001 par value,
200,000,000 shares authorized;
70,933,334 and 69,733,334 shares issued and outstanding, respectively	70,934	69,734
Additional paid-in-capital	2,778,988	1,814,207
Deficit accumulated during the exploration stage	(3,064,961)	(2,337,733)

Total stockholders’ deficit	(215,039)	(453,792)
Total liabilities and stockholders’ deficit	$355,952	$124,528

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Consulting	199,133	92,065	881,260
Exploration	9,646	33,628	227,587
Impairment of mining interest	-	-	11,800
Legal and accounting	199,648	22,542	386,354
Financing costs associated with valuation of warrants	77,291	-	639,482
Stock compensation	200,051	-	486,801
Operation and administration	13,803	79,738	403,819

Total operating expenses	699,572	227,973	3,037,103

Income (loss) from operations	(699,572)	(227,973)	(3,037,103)

Other income (expense)
Interest income	-	539	1,221
Interest expense	(97)	(66)	(332)
	(97)	473	889
Total other income (expense)

Loss before income tax	(699,669)	(227,500)	(3,036,214)

Provision for income taxes	-	-	-
Net income (loss)	(699,669)	(227,500)	(3,036,214)

Foreign currency adjustment	(27,559)	-	(28,747)

Comprehensive loss	$(727,228)	$(227,500)	$(3,064,961)

Loss per common share – basic and fully diluted	$(0.01)	$(0.00)

Weighted average common shares – basic and diluted	70,933,334	69,733,334

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For Three Months ended September 30,		Accumulated from February 20, 2007 (inception) through September 30,
	2011	2010	2011
Cash flows from operating activities
Comprehensive loss	$(727,228)	$(227,500)	$(3,064,961)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Valuation of warrants associated with financing	77,291	-	639,482
Valuation of stock options issuance	200,051	-	486,801

Changes in operating assets and liabilities:
(Increased) in prepaid expenses	(34,151)	(6,756)	(44,445)
Increase (decrease) in accounts payable	(6,192)	3,469	54,732
Increase (decrease) in accrued expenses	(1,137)	(63,586)	366,259
Net cash used in operating activities	(491,366)	(294,373)	(1,562,132)

Cash flows from investing activities
Cash paid for mining interest	(29,765)		(127,276)
Net cash used in investing activities	(29,765)	-	(127,276)

Cash flows from financing activities
Note payable to related party	-	-	150,000
Proceeds from issuance of common stock	688,639	-	1,723,639
Net cash provided by financing activities	668,639	-	1,873,639

Increase (Decrease) in cash and cash equivalents	167,508	(294,373)	184,231

Cash and cash equivalents, beginning of year	16,723	724,488	-

Cash and cash equivalents, end of year	$184,231	$430,115	$184,231

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

Liberty Silver Corp.

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2011

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2011. The interim results for the period ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year.

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

Liberty Silver Corp.

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2011

opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Note 3 - Mineral Property

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

Note 4 – Capital Stock

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

On July 27, 2011, the Company issued 200,000 shares of our common stock for cash at CDN $0.55 per unit or US$0.58 per unit. Each unit includes one share of common stock and onehalf warrant to purchase an additional share of common stock (each whole such warrant, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 or US$0.79 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.

On August 4, 2011, the Company issued 1,000,000 shares of our common stock for cash at CDN $0.55 per unit or US$0.57 per unit. Each unit includes on common stock and one half of one Share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 or US$0.78 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.

Liberty Silver Corp.

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2011

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,064,961 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 6 – Subsequent Events

Subsequent to the period ended September 30, 2011, as reported on a Form 8-K filed by the Company on November 10, 2011, on November 10, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Look Back Investments, Inc. (“Investor”), pursuant to which Investor acquired a Subscription Receipts (“Subscription Receipts”) for U.S. $0.50 per Subscription Receipt for gross proceeds of U.S. $3,250,000; the gross proceeds of U.S. $3,250,000 (the “Escrow Proceeds”) are being held in escrow pursuant to the terms of the Subscription Receipt.  Each Subscription Receipt entitles the Investor to receive one unit (a "Unit") from the Company without payment of any additional consideration upon conditional approval by the Toronto Stock Exchange for the listing of the common shares of the Company (the “Escrow Release Condition”).  Each Unit consists of one share of common stock of the Company and one common stock purchase warrant (a “Warrant”).  Each whole Warrant entitles the holder to acquire one share of common stock at a price of U.S. $0.65 for a period of two years following the date of listing with the Toronto Stock Exchange.

If the Escrow Release Condition is not satisfied on or before 5:00 p.m. (Toronto time) on December 31, 2011, the Subscription Receipts will immediately become null and void and of not further force and effect and within five (5) business days thereafter the Escrow Proceeds will be returned to Investor by the escrow agent, Capital Transfer Agency, Inc.

Liberty Silver Corp.

Exploration Stage Company

Notes to Interim Financial Statements

For the Three Months Ended September 30, 2011

In conjunction with the entry into the Subscription Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Investor, pursuant to which the Company has agreed, immediately following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the Investor for resale.  If the registration statement does not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, Investor shall receive an additional common share and Warrant for, respectively, each ten (10) common shares and each ten (10) Warrants held by the Investor.

The foregoing descriptions of the Subscription Agreement, Subscription Receipt, and Registration Rights Agreement are qualified in their entirety by the contents of the respective agreements which were filed as Exhibits 10.12, 10.13, and 10.14, respectively to a Form 8-K filed by the Company on November 10, 2011.

The Company has evaluated subsequent events for the period September 30, 2011 through the date the financial statements were issued, and, aside from the foregoing, has concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

The Trinity Property consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.  Under the Agreement, the Registrant may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the

Agreement, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.   Our business operations are currently focused on efforts to develop the Property. During 2010, the previously completed data was organized into an accessible data base. This database includes the results of 384 drill holes, five geophysical surveys, all of the historic geochemical sampling, metallurgical reports, engineering reports, production records, and reclamation reports. A NI 43-101 compliant technical report was initiated along with a NI 43-101 compliant resource estimate. Work leading to obtaining permits necessary for the development of the future mine was initiated. The compilation of a GIS database was initiated containing the drilling, geochemical, and geophysical data. A magneto-telluric geophysical survey was completed of the covered areas of the project site was completed.

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

Property location

The Trinity silver mine is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located about 25 mi northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 2, 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 26-28, 34, and 35, Township 30 North, Range 30 East, MDB&M.

Land; Land Status; Property Rights; Licensing

The Trinity silver mine property includes located public and leased/subleased fee land consisting of the following:

1)

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Results of Operations for the three months period ended September 30, 2011 compared to the three months period ended September 30, 2010.

Revenue

During the three months period ended September 30, 2011 and 2010, no revenue was generated by the Company.

Expenses.

During the three months period ended September 30, 2011, the Company experienced total operating expenses of $699,572 as compared to $227,973 during the three month period ended September 30, 2010, an increase of $471,599, or approximately 207%.   The increase in operating expenses is primarily due to increases experienced by the Company in stock compensation, financing cost associated with valuation of warrants, exploration expense, consulting fees, and operation and administration expense.   The increases in these expenses are all primarily attributable to the Company efforts to explore and develop the Trinity Silver property located in Pershing County, Nevada.

Net Loss

The Company had a net comprehensive loss of $727,228 for the three months ended September 30, 2011, as compared to a net loss of $227,500 for the three months ended September 30, 2010, a change of $499,728 or approximately 220%.  The change in net loss experienced by the Company was primarily attributable to the fact that the Company experienced an increase in operating expenses and foreign currency adjustment during the three months ended September 30, 2011.

Analysis of Financial Condition

Liquidity and Capital Resources

Management has established an estimated operating budget for the fiscal year commencing July 1, 2011. The remaining total estimated expenses are $1,625,633 for the year ended June 30, 2012.  The estimated budget is as follows:

		Q2	Q3	Q4	Total
43-101	$
Drilling		$0	326,664	326,664	653,328
Metallurgy	$				0
Engineering	$				0
Permitting		$0	10,000	25,640	35,640
Geophysics		$0	200,000		200,000
Socio-economic	$
Feasibility	$
Listing TSX		$250,000	0		250,000
Staff/OH		$193,665	173,000	120,000	486,665
Consultants	$
Acquisition/Contingency	$

Total	$443,665	709,664	472,304	1,625,633

Management currently believes that the Company will be able to raise additional working capital needed to meet its current budget, and that the best option for doing so will be through the private placement offering and sale of equity securities.  However, there is no assurance that the required working capital will be available, or will be available on terms acceptable to the Company.

On September 8, 2011, the Company concluded a private placement offering, pursuant to which the Company raised a total of Cdn$660,000 through the sale of 1,200,000 Units at a purchase price of Cdn$0.55 per Unit.  Each Unit consists of one common share in the capital of the Company (each, a “Share”) and one half of one Share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of Cdn$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the above share issuances, the shares were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Regulation S of the Securities Act.

As identified in Note 6 in the notes to the financial statements contained here, subsequent to the period ended September 30, 2011, on November 10, 2011, the Company conducted a private placement offering.

Current Assets and Total Assets

As of September 30, 2011, our unaudited balance sheet reflects that the Company had: i) total current assets of $228,676, as compared to total current assets of $27,017 at June 30, 2011, an increase of $201,659, or approximately 746%; and ii) total assets of $355,952, as compared to total assets of $124,528 at June 30, 2011, an increase of $231,424 or approximately 186%.  The increase in total current assets and total assets experienced by the Company was primarily attributable to the proceeds from Company issuance of common stock.

Total Current Liabilities and Total Liabilities

As of September 30, 2011, our unaudited balance sheet reflects that we have total current liabilities and total liabilities of $570,991, as compared to total current liabilities of $578,320 at September 30, 2010, a decrease of $7,329 or approximately 1%.  This decrease was primarily attributable to a decrease in accounts payable and accrued expenses by the Company.

Cash Flow

During the three months ended September 30, 2011 cash was primarily used to fund operations. We had a net increase in cash during the three months ended September 30, 2011 as compared to September 30, 2010.  See below for additional discussion and analysis of cash flow.

For the three months ended September 30,
2011	2010

Net cash provided by (used in) operating activities	$ (491,366)	$ (294,373)
Net cash used in investing activities	(29,765)	-
Net cash provided by financing activities	688,639	-

Net Change in Cash	$ 167,508	$ (294,373)

During the three months ended September 30, 2011, net cash used in operating activities was $491,366, compared to net cash used in operating activities of $294,373 during the three months ended September 30, 2010.  This increase in net cash used in operating activities is due to stock compensation, exploration expense, consulting and operation and administration expense.

During the three months ended September 30, 2011, net cash used by investing activities was $29,765, compared to net cash used by investing activities of $0 during the three months ended September 30, 2010. The increase in net cash used by investing activities was attributable to Company acquiring additional mining interest.

During the three months ended September 30, 2011, net cash provided by financing activities was $688,639, compared to net cash provided by financing activities of $0 during the three months ended September 30, 2010.  The increase in net cash provided by financing activities was attributable to proceeds from issuance of the Company’s common during the period ended September 30, 2011.

During the three months ended September 30, 2011, no officer or director advanced money to the Company.

As discussed herein we realized a net comprehensive loss from operations of $727,228 during the three months ended September 30, 2011, compared to $227,500 during the three months ended September 30, 2010. This was due to stock compensation, exploration expense, consulting and operation and administration expense and foreign currency adjustment.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

SCH XBRL Schema Document.

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.

LAB XBRL Taxonomy Extension Label Linkbase Document.

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ John Pulos

John Pulos, Chief Financial Officer

Date:  November 14, 2011

By: /s/ Geoff Browne

Geoff Browne, Chief Executive Officer

Date:  November 14, 2011