Form 10-Q
period 2011-12-31
LIBERTY SILVER CORP
filed 2012-02-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150028

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

181 Bay Street, Suite 2330 Brookfield Place, P.O. Box 848 Toronto, Ontario, Canada, M5J 2T3
(Address of principal executive offices)
888-749-4916
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

As of February 9, 2012 the Issuer had 80,060,834 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2011, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2011

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-10

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	June 30,
	2011	2011
	(unaudited)
Current Assets
Cash and cash equivalents	$4,030,024	$16,723
Deposit	7,695	-
Other	13,584	-
Prepaid	15,333	10,294
Total current assets	4,066,636	27,017

Property and Equipment
Accumulated Depreciation	(1,937)	-
Furniture and Office Equipment	29,059	-
Mining interests	127,276	97,511
Total property and equipment	154,398	97,511
Total assets	$4,221,034	$124,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$151,634	$60,924
Accrued expense	250,412	367,396
Related party payable	-	150,000
Total current liabilities	402,046	578,320
Total liabilities	402,046	578,320

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Capital stock, $.001 par value, 200,000,000 shares authorized;
80,060,834 and 69,733,334 shares issued and outstanding, respectively	80,062	69,734
Additional paid-in-capital	7,830,779	1,814,207
Issue costs	(253,439)	-
Deficit accumulated during the exploration stage	(3,838,414)	(2,337,733)
Total stockholders’ equity (deficit)	3,818,988	(453,792)
Total liabilities and stockholders’ equity (deficit)	$4,221,034	$124,528

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For Three Months Ended		For Six Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
Revenue	$-	$-	$-	$-	$-
Operating expenses
Consulting	136,138	164,927	335,271	256,992	1,017,398
Financing costs associated with valuation of warrants	344,728	-	422,019	-	984,210
Stock compensation	152,440	73,500	352,491	73,500	639,241
Operation and administration	218,248	57,778	232,049	137,517	622,067
Legal and accounting	(85,254)	21,931	114,394	44,473	301,100
Exploration	8,755	85,909	18,401	119,537	236,342
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	775,055	404,045	1,474,625	632,019	3,812,158

Income (loss) from operations	(775,055)	(404,045)	(1,474,625)	(632,019)	(3,812,158)

Other income (expense)
Interest income	-	290	-	829	1,221
Interest expense	(23)	(76)	(120)	(141)	(354)
Total other income (expense)	(23)	214	(120)	688	867

Loss before income tax	(775,078)	(403,831)	(1,474,745)	(631,331)	(3,811,291)
Provision for income taxes	-	-	-	-	-
Net (loss)	(775,078)	(403,831)	(1,474,745)	(631,331)	(3,811,291)

Gain (loss) foreign exchange	1,624	-	(25,935)	-	(27,123)
Comprehensive loss	$(773,454)	$(403,831)	$(1,500,680)	$(631,331)	$(3,838,414)
Loss per common share – basic and fully diluted	$(.01)	$(.01)	$(.02)	$(.01)
Weighted average common shares	72,036,658	69,733,334	71,267,774	69,733,334

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
	For Six Months ended December 31,		Accumulated from February 20, 2007 (inception) through December 31,
	2011	2010	2011
Cash flows from operating activities
Comprehensive loss	$(1,500,680)	$(631,331)	$(3,838,414)

Adjustments to reconcile net income (loss) to net cash used in operating activities Valuation of warrants associated with financing	422,019	-	984,210
Valuation of stock options issuance	352,491	73,500	639,241
Depreciation expense	1,937	-	1,937

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(5,040)	12,464	(15,333)
Increase in deposit	(7,695)	-	(7,695)
Increase in other assets	(13,584)	-	(13,584)
Increase (decrease) in accounts payable	90,711	(268)	151,634
Increase (decrease) in accrued expenses	(116,984)	(28,893)	250,412
Net cash used in operating activities	(776,825)	(574,528)	(1,847,592)

Cash flows from investing activities
Cash used for furniture and equipment	(29,059)	-	(29,059)
Cash paid for mining interest	(29,765)	-	(127,276)
Net cash used in investing activities	(58,824)	-	(156,335)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Payments on related party note	(150,000)	-	(150,000)
Proceeds from issuance of common stock	5,252,389	-	6,287,390
Issue costs	(253,439)	-	(253,439)
Net cash provided by financing activities	4,848,950	-	6,033,951

Increase (Decrease) in cash and cash equivalents	4,013,301	(574,528)	4,030,024
Cash and cash equivalents, beginning of period	16,723	724,488	-

Cash and cash equivalents, end of period	$4,030,024	$149,960	$4,030,024

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For Six Months ended December 31,		Accumulated from February 20, 2007 (inception) through December 30,
	2011	2010	2011
Supplement Disclosures:
Cash paid for interest	$120	$141	$354
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

Exploration Stage Company

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2011

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity (deficit) or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2011. The interim results for the period ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

On May 24, 2007, the Company had acquired a mineral property located in Elko County, within the state of Nevada. The Company was not able to determine whether this property contained reserves that were economically recoverable. The Company has since discontinued exploration activities on this mineral property.

On February 11, 2010, the Company amended its articles of incorporation. The articles of incorporation were amended for the purposes of (1) changing the name of the registrant to Liberty Silver Corp., and (2) increasing the authorized shares of the Company from 75,000,000 shares of $0.001 par value common stock to 200,000,000 shares of $0.001 par value common stock.

The Company’s current business operations are focused on exploring and developing the Trinity Silver property located in Pershing County, Nevada.  On March 29, 2010, the Company acquired its interest in the Trinity Silver property through an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation.  The Agreement relates to the Trinity Silver property located in Pershing County, Nevada, which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

The Company is reviewing other potential acquisitions primarily in the resource sector. While the Company is in the process of completing due diligence reviews of several opportunities, there is no guarantee that an agreement to acquire such assets will be reached.

Note 3 - Mineral Property

The Company acquired its interest in the Trinity Silver property through an Exploration Earn-In Agreement, discussed below.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Silver property with AuEx, Inc., a Nevada company providing the Company with a right to earn a 70% undivided interest in rights of AuEx, Inc. in the Trinity Silver property (the “70% Interest”); the 70% Interest is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited.  AuEx, Inc. is beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Silver property by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Silver property. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Silver property and the Earn-in Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Silver property pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Silver property are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Silver property to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Silver property and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Silver property, or receive a royalty on all mineral production from such properties.

The Company has commenced financing activities to be in compliance with terms of the Earn-In Agreement. There has been no mining of resources to date.

Note 4 – Capital Stock and Warrants

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

On July 27, 2011, the Company issued 200,000 units (“Units”) for cash at CDN $0.55 (US $0.58) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.

On August 4, 2011, the Company issued 1,000,000 units (“Units”) for cash at CDN $0.55 (US $0.57) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.

On November 10, 2011, Liberty Silver issued 6,500,000 subscription receipts to an investor (the “Subscription Receipts”) pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.

On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investor, pursuant to which the Company has agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the investor for resale.  If the registration statement does not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, Investor shall receive an additional common share and Warrant for, respectively, each ten (10) common shares and each ten (10) Warrants held by the investor.

On December 19, 2011, Liberty Silver completed a private placement offering, pursuant to which the Company raised a total of US $1,313,750 through the sale of 2,627,500 units (“Units”) at a purchase price of US $0.50 per Unit; there were no underwriting discounts or commissions paid.  Each Unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to acquire one common share at a price of US $0.65 for a period of two years following the date of the closing of the financing. The Units were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D thereunder, and Regulation S of the Securities Act.

The Company incurred $253,439 of issue costs in connection with the above noted capital raises during the period.  The issue costs were comprised of advisory fees and professional fees, and have been reported on the balance sheet under stockholders’ equity (deficit).

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $3,838,414 and further losses are anticipated while the Company is in the exploration stage of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Subsequent Events

On January 16, 2012, John Pulos resigned as the Chief Financial Officer of the Company. Mr. Pulos will continue to serve as a Director of the Company.

On January 16, 2012, the Board of Directors of the Company approved the appointment of Manish Z. Kshatriya to serve as the Company’s Executive Vice President and Chief Financial Officer.

On January 25, 2012, the Company initiated a drilling program on the Trinity Silver property in Nevada. The Company has retained Boart Longyear as the contract driller for a drilling program that is planned for up to 7,000 meters.

The Company has evaluated subsequent events for the period December 31, 2011 through the date the financial statements were issued, and, aside from the foregoing, has concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

DESCRIPTION OF BUSINESS

The Corporation

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3, and the telephone number is 888-749-4916.

Current Operations

Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000.  The objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc.  The Company was not able to determine whether this property contained reserves that were economically recoverable and as a result, ceased to explore this property.  The Company’s current business operations are focused on exploring and developing the Trinity Silver property located in Pershing County, Nevada (the “Trinity Project”).

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement, discussed below.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company providing the Company with a right to earn a 70% undivided interest in rights of AuEx, Inc. in the Trinity Project (the “70% Interest”); as discussed below, the 70% Interest is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited.  AuEx, Inc. is beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-in Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.

The Trinity Project consists of a total of approximately 10,476 acres, including 5,676 acres of fee land and 240 unpatented mining claims.  Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the rights of Renaissance in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement.   Item (1) has been completed by the Company, and the Company is current with item (2).

The Company’s business operations are currently focused on efforts to develop the Trinity Project. The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional resources.

Products

The Company’s anticipated product will be precious and base metal-bearing concentrates and/or precious metal bullion produced from ores from mineral deposits which it hopes to discover and exploit through exploration and acquisition.   The Company anticipates such products will be silver, lead and zinc.

Trinity Project location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 23 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,476 acres, which includes 162 unpatented lode mining claims and portions of nine sections of private land.  The specific location of the Trinity Project is discussed in more detail the section entitled “Properties” herein.

Infrastructure

The Trinity Project is situated in western Nevada, a locale that is host to many metal mines, mining equipment companies, drilling companies, mining and metallurgical consulting expertise, and experienced mining personnel.  Its location is accessible by all-weather road through an area of very sparse population.

Government Regulation and Approval

The following permits will be necessary to put the Trinity Project into production.

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

Environmental Regulations

Current exploration activities and any future mining operations, if any, are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. The Company has incurred, and expects to incur in the future, significant expenditures to comply with such laws and regulations.  Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on the Company’s financial condition or results of operations.  In the event of a mineral discovery, and if management decides to proceed with production, the costs and delays associated with compliance with these laws and regulations could stop the Company from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

The Company expects the following environmental permits will be necessary for any anticipated operations:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

The Company anticipates that it will begin soliciting bids for the programs necessary to obtain these permits during the last quarter of the fiscal year ending June 30, 2012, or the first quarter of the fiscal year ending June 30, 2013.  The cost, timing, and work schedules are not yet available.

Competition

The Company competes with other mining and exploration companies in connection with the acquisition of mining claims and leases on silver and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than Liberty Silver, have greater financial resources and have been in the mining business for much longer.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  Liberty Silver may not be able to compete against these companies in acquiring new properties and/or qualified people to work on the current Trinity Project, or any other properties that may be acquired in the future.

Given the size of the world market for precious metals such as silver and gold relative to the number of individual producers and consumers, management believes that no single company has sufficient market influence to significantly affect the price or supply of precious metals such as silver and gold in the world market.

Trinity Project

Trinity Project Location

The Trinity Project is situated approximately 23 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located approximately 25 miles northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 2, 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 26-28, 33, and 35, Township 30 North, Range 30 East, MDB&M.

The Trinity Project includes located public and leased/subleased fee land consisting of the following:

(1)

240 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, TS 1-18 claims, Elm1-18, and XXX 1-6 totaling approximately 4800 acres, located in sections 2, 4, 10, and 16, Township 29 North, Range 30 East, and section 34 and 35, Township 30 North, Range 30 East.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

(2)

4,396.44 acres of fee land leased by Newmont Mining Corp. from Southern Pacific Land Co., and its successors, and from Santa Fe Pacific Minerals Corporation, and its successors located in sections 3, 5, 11, and 17, Township 29 North, Range 30 East, and sections 27, 33, and 35, Township 30 North, Range 30 East.

(3)

1,280 acres of fee land owned by Newmont Mining Corp. located in sections 9 and 15, Township 29 North, Range 30 East.

The Company’s joint venture area pursuant to the Agreement with AuEx, Inc. is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 26-28, 32-35, Township 30 North, Range 30 East, MDB&M.  The Company’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Trinity Project.

Location and Access

The following maps identify the location and access of the Trinity Project located in Pershing County Nevada:

Trinity Silver Project
Lakeview
Riddle
Park Valley
Henry
Vya
Orovada
Alturas
Lakeside
Winnemucca
Elko
Trego
Gold Acres
Gold Hill
Lovelock
Trout Creek
Reno
Austin
Eureka
Sugarville
UTAH
Carson City
Ely
NEVADA
Hawthorne
Bridgeport
Tonopah
Pioche
Goldfield
Tempiute
Cedar City
Merced
Saint George
Sierra NF
Fresno
Independence
Amargosa Valley
Mount Trumbull
Death Valley NP
Visalia
Las Vegas
Lake Mead NRA
Ridgecrest
Searchlight
Bakersfield
CALIFORNIA
Cima
Kingman
Mojave NPRES
Barstow
ARIZONA
Lancaster
0 5 10 20
Miles
80
93
50
6
95
395
15
99
58
40

MAP* SHOWING LOCATION OF THE TRINITY SILVER OPEN PIT MINE, PERSHING COUNTY, NEVADA

N
Trinity Silver mine
Scale
0 10 20 30 miles
0 10 20 30 40 50 kilometers
Pacific Time
Mountain Time
OREGON
CALIFORNIA
NEVADA
HARNEY
MALHEUR
LAKE
WASHOE
HUMBOLDT
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
PLUMAS
SIERRA
PLACER
ELDORADO
Winnemucca
Lovelock El 3975
Imlay
Rye Patch Reservoir
Rye Patch State Recreation Area
Rye Patch Dam El 4133
Humboldt Sink
Humboldt Wildlife Management Area
Trinity Peak El 7332
Battle Mountain El 4510
Fallon El 3963
Reno El 4498
Sparks
Carson City El 4687
Pyramid Lake
Gerlach
Fernley

*Nevada State road map base, 1998

H.R. Klatt
3-17-11

Trinity Project Agreements

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement, discussed below.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-in Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.

Minerals Lease and Sublease Agreement

Renaissance’s rights in the Trinity Project are derived through a Minerals Lease and Sublease dated July 29, 2005 (the “Lease”) by and between Newmont Mining USA Limited, a Delaware corporation (“Newmont”) and AuEx, Inc., a Nevada corporation.

Consideration

The Lease was granted to Renaissance for the following consideration:

a)

Renaissance agreed to pay Newmont a claim fee reimbursement of $10,955 concurrently with the execution of the Lease  (this amount was paid);

b)

Renaissance is required to expend a total of $2,000,000 in ascertaining the existence, location, quantity, quality or commercial value of a deposit of minerals within the Trinity Project on or before the seventh anniversary of the Lease; and

c)

Prior to the commencement of any commercial production, Renaissance shall supply Newmont with a feasibility study with respect to the Trinity Project.

Joint Venture / Royalty

The Lease gives Newmont a right to either enter into a joint venture with Renaissance covering the Trinity Project and any other real property interests that Renaissance holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.

Joint Venture:  The Lease contemplates the following schedule with respect to Newmont’s rights to enter into a joint venture with Renaissance:

a)

 Before Renaissance spends $5 million and provides a feasibility study, Newmont can elect at any time to enter into a joint venture in which event Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

b)

Upon Renaissance spending $5 million, but before the feasibility study, Newmont can elect at any time to enter into a joint venture in which event Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

c)

After Renaissance spending $5 million, but before the feasibility study, Newmont can elect to enter into a joint venture in which event Newmont would be required to pay Renaissance 50% of the expenditures made in the Trinity Project up to the date of Newmont’s election to participate in a joint venture, and all future joint venture expenses up to 200% of such expenditures.

d)

After delivery of feasibility study, Newmont can elect to enter into a joint venture at which time Newmont would be required to pay Renaissance 200% of expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.  Additionally, Renaissance can elect to have Newmont finance Renaissance’s share of the joint venture expenses until the Trinity Project is put into commercial production.  Following the commencement of commercial production, Newmont shall be entitled to recover such paid expenses with interest at the London Interbank Offering Rate.  If Newmont fails to elect to participate in the Joint Venture within 60 days following the delivery of the feasibility study, Newmont’s right to participate in a joint venture shall terminate.

Should Newmont elect to participate in a joint venture with Renaissance, pursuant to the Lease, Newmont will serve as the manager of the joint venture and own 51% of the joint venture with an option to acquire an additional 14% for additional payments to Renaissance (for a total participating interest of 65%).

Royalty:  In the event Newmont does not elect to participate in a joint venture, then Newmont shall have the right to receive a royalty on all mineral production from the Trinity Project.  Pursuant to the Lease, if Newmont elects to not participate in the joint venture, then Renaissance shall pay to Newmont $1 million and the Lease shall terminate and Newmont shall transfer title to all property comprising the Trinity Project to Renaissance, and thereafter receive a royalty payment of up to 5% of the net smelter returns generated from the properties comprising the Trinity Project.

Buyout Option

The Lease provides Renaissance with a buyout option pursuant to which Renaissance holds the right to purchase Newmont’s rights in the Trinity Project through the payment of $1 million to Newmont.  In the event Renaissance elects the buyout option, Newmont would transfer title to the Trinity Project to Renaissance through quitclaim deed while retaining certain rights in the Trinity Project; such rights may include some form of joint venture or a royalty interest.

Ownership Interest – Earn-In Agreement

As noted above, the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-in Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”), as set out below. The following is intended to be a summary of some of the material terms of the Earn-in Agreement, and is subject to, and qualified in its entirety, by the full text of the Earn-in Agreement

Consideration

The exclusive right to acquire the 70% Interest in the rights of Renaissance in the Trinity Project was granted to the Company for the following consideration:

a)

The Company agreed to pay $25,000 upon execution of the Earn-in Agreement (this amount was paid);

b)

In order to obtain the 70% Interest in the Trinity Project, the Company is required to (i) produce a bankable feasibility study by March 29, 2017 and (ii) to expend a minimum of $5,000,000 in exploration on the Trinity Project as follows: $500,000 in the first year; $1,000,000 in the second year; $1,000,000 in the third year; $1,000,000 in the fourth year; $1,000,000 in the fifth year; and $500,000 in the sixth year.

Any excess expenditure in any year shall be carried forward and applied to the subsequent year’s expenditure requirement, and the Company may accelerate the expenditures at its discretion. If the Company elects not to meet the minimum expenditure obligation during any year but wishes to maintain the Earn-in Agreement in full force and effect, or if it is subsequently determined that the minimum amount was not expended in any given year, the Company shall pay the amount of any deficiency to Renaissance.

Work Program

The Company shall be the operator and shall have full control over the content of work programs and annual expenditure amounts during the earn-in period, including having the authority to apply for all necessary permits, licenses and other approvals from the U.S., the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Trinity Project.

Joint Venture

Upon the Company having acquired the 70% Interest in the Trinity Project by satisfying the minimum expenditure amounts and producing a bankable feasibility study, the Company and Renaissance shall enter into a formal joint venture agreement, and the Company will be the operator of the joint venture.

At such time as the Company earns the 70% Interest in the Trinity Project, the parties will thereafter participate in expenditures on the Trinity Project in accordance with their respective interests therein, or have their interest diluted in accordance with a straight-line dilution formula, as set forth in the joint venture agreement.

If through dilution the interest of a party is reduced to less than 10%, then that party’s participating interest shall automatically be converted to a 3% net smelter returns royalty interest. Should third party claims be acquired with royalties within the area of interest, the 3% royalty described above would be reduced by the amount of such royalty but not below 1%. This reduction does not apply to the royalty described under the heading “Royalty upon Termination of Interest” below.

Royalty upon Termination of Interest

If the Company elects to terminate its right to earn interest in the Trinity Project prior to completing a bankable feasibility study by March 29, 2017, but has expended at least $3,000,000, the Company shall be entitled to a 4% net smelter return royalty capped at twice its expenditure on the Trinity Project.

Termination

The Company may in its sole discretion terminate the Earn-in Agreement at any time by giving not less than 30 days prior written notice to that effect to Renaissance. Upon expiry of the 30-day notice period, the Earn-in Agreement will be of no further force and effect.

Upon such termination, the Company shall have no further obligation to incur expenses on or for the benefit of the Trinity Project and shall have no further obligations or liabilities to Renaissance under the Earn-in Agreement or with respect to the Trinity Project (including without limitation liability for lost profits or consequential damages as a result of an election by the Company to terminate the agreement), other than (a) as set forth below, and (b) to reclaim (in accordance with applicable law) any disturbances of the Trinity Project made by the Company.

At any time the Company may, at its option, terminate its interest in some but less than all of the claims comprising the Trinity Project by written notice to Renaissance, provided that if such notice (or notice of termination of the Earn-in Agreement in its entirety) is received by Renaissance after June 30th of any year, the Company shall remain obligated to pay the claim maintenance fees (and make all filings and recordings required in connection therewith) for those claims to which such termination applies for the upcoming assessment year. To the extent the Company terminates its interest in some but less than all of the claims, the Earn-in Agreement shall remain in full force and effect with respect to the remaining claims.

In the event the Company is in default in the observance or performance of any of the Company’s covenants, agreements or obligations under the Earn-in Agreement, Renaissance may give written notice of such alleged default specifying the details of same. The Company shall have 30 days following receipt of said notice within which to remedy any such default described therein, or to diligently commence action in good faith to remedy such default. If the Company does not cure or diligently commence to cure such default by the end of the applicable 30-day period, then Renaissance shall have the right to terminate the Earn-in Agreement by providing 30 days advance written notice to the Company.

Confidentiality

All data and information coming into possession of Renaissance or the Company by virtue of the Earn-in Agreement with respect to the business or operations of the other party, or the Trinity Project generally, shall be kept confidential and shall not be disclosed to any person not a party hereto without the prior written consent of the other party, except: (a) as required by law, rule, regulation or policy of any stock exchange or securities commission having jurisdiction over a party; (b) as may be required by a party in the prosecution or defense of a lawsuit or other legal or administrative proceedings; (c) as required by a financial institution in connection with a request for financing relating to development or mining activities; or (d) as may be required in connection with a proposed conveyance to a third party of an interest in the Trinity Project or the Earn-in Agreement, provided such third party agrees in writing in a manner enforceable by the other party to abide by all of the applicable confidentiality provisions of the Earn-in Agreement with respect to such data and information.

To the extent either party intends to disclose data or information via press release or other similar format as may be required, the disclosing party shall provide the other party with not less than five business days notice of the text of the proposed disclosure, and the other party shall have the right to comment on the same.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010.

Results of Operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010

Revenue

During the three-month periods ended December 31, 2011 and 2010, the Company generated no revenue.

Expenses

During the three month period ended December 31, 2011, the Company reported total operating expenses of $775,055 as compared to $404,045 during the three month period ended December 31, 2010, an increase of $371,010, or approximately 92%.   The increase in operating expenses is primarily due to increases in stock compensation, financing cost associated with valuation of warrants, and operation and administration expense.   The increases in these expenses are primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver property located in Pershing County, Nevada.  The increase in these expenses was partially offset by: a net recovery in legal and accounting expense, which resulted from the adjustment of a previously estimated amount for legal fees, and were associated with the Company’s recent equity financing; a decrease in consulting fees; and a decrease in exploration expense.

Net Loss

The Company had a net loss of $773,454 for the three months ended December 31, 2011, as compared to a net loss of $403,831 for the three months ended December 31, 2010, a change of $369,623 or approximately 92%.  The change in net loss was primarily due to an increase in operating expenses and foreign currency translations during the three months ended December 31, 2011.

Results of Operations for the six months ended December 31, 2011 compared to the six months ended December 31, 2010

Revenue

During the six-month periods ended December 31, 2011 and 2010, the Company generated no revenue.

Expenses

During the six month period ended December 31, 2011, the Company reported total operating expenses of $1,474,625 as compared to $632,019 during the six month period ended December 31, 2010, an increase of $842,606 or approximately 133%.   The increase in operating expenses is primarily due to increases in stock compensation, financing cost associated with valuation of warrants, consulting fees, operation and administration expense, and legal and accounting expense.  The increase in legal and accounting expense was partially offset by the net recovery of legal fees which resulted from the adjustment of a previously estimated amount, and were associated with the Company’s recent equity financing.  The increases in these expenses are primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver property located in Pershing County, Nevada.  The increase in these expenses was partially offset by a decrease in exploration expense.

Net Loss

The Company had a net loss of $1,500,680 for the six months ended December 31, 2011, as compared to a net loss of $631,331 for the six months ended December 31, 2010, a change of $869,349 or approximately 138%.  The change in net loss was primarily due to an increase in operating expenses and foreign currency translations during the six months ended December 31, 2011.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company has sufficient working capital needed to meet its current budget.

On November 10, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Look Back Investments, Inc. (“Investor”), pursuant to which an investor acquired Subscription Receipts (“Subscription Receipts”) for U.S. $0.50 per Subscription Receipt for gross proceeds of U.S. $3,250,000; the gross proceeds of U.S. $3,250,000 (the “Escrow Proceeds”) were held in escrow pursuant to the terms of the Subscription Receipt.  Each Subscription Receipt entitled the investor to receive one unit (a "Unit") from the Company without payment of any additional consideration upon conditional approval by the Toronto Stock Exchange for the listing of the common shares of the Company.  Each Unit consists of one share of common stock of the Company and one common stock purchase warrant (a “Warrant”); each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one Unit of the Company as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  On December 19, 2011, the Escrow Proceeds were delivered to the Company from the escrow agent.  As a result of the foregoing private placement transaction, the Company currently has the necessary working capital needed to meet its current budget.

Additionally, on December 19, 2011, the Company completed a private placement offering, pursuant to which the Company raised a total of US $1,313,750 through the sale of 2,627,500 Units at a purchase price of US $0.50 per Unit; there were no underwriting discounts or commissions paid.  Each Unit consisted of one share of common stock of the Company and one common stock purchase warrant (a “Warrant”).  Each whole Warrant entitles the holder to acquire one share of common stock at a price of US $0.65 for a period of two years following the date of the closing of the financing.

Current Assets and Total Assets

As of December 31, 2011, the unaudited balance sheet reflects that the Company had: i) total current assets of $4,066,636, as compared to total current assets of $27,017 at June 30, 2011, an increase of $4,039,619, or approximately 14,952%; and ii) total assets of $4,221,034, as compared to total assets of $124,528 at June 30, 2011, an increase of $4,096,506 or approximately 3,289%.  The increase in total current assets and total assets was primarily attributable to the proceeds raised from the Company’s issuance of common stock.

Total Current Liabilities and Total Liabilities

As of December 31, 2011, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $402,046, as compared to total current liabilities and total liabilities of $578,320 at June 30, 2011, a decrease of $176,274 or approximately 30%.  This decrease was primarily due to the settlement of related party payable and the fluctuation in timing for the settlement of accounts payable and accrued expenses.

Cash Flow

During the six months ended December 31, 2011 cash was primarily used to fund operations. The Company reported a net increase in cash during the six months ended December 31, 2011 as compared to December 31, 2010.  See below for additional discussion and analysis of cash flow.

	For the six months ended December 30,
	2011	2010

Net cash used in operating activities	$ (776,825)	$ (574,528)
Net cash used in investing activities	(58,824)	-
Net cash provided by financing activities	4,848,950	-

Net Change in Cash	$ 4,013,301	$ (574,528)

During the six months ended December 31, 2011, net cash used in operating activities was $776,825, compared to net cash used in operating activities of $574,528 during the six months ended December 31, 2010.  The increase in net cash used in operating activities is primarily due to the increase in comprehensive loss and due to other net changes in working capital items.

During the six months ended December 31, 2011, net cash used in investing activities was $58,824, compared to net cash used in investing activities of $0 during the six months ended December 31, 2010. The increase in net cash used in investing activities was due to the Company acquiring additional mining interests and furniture and fixtures.

During the six months ended December 31, 2011, net cash provided by financing activities was $4,848,950, compared to net cash provided by financing activities of $0 during the six months ended December 31, 2010.  The increase in net cash provided by financing activities was due to net proceeds raised from the issuance of common stock by the Company.

During the six months ended December 31, 2011, no officer or director advanced money to the Company.

As discussed herein, the Company reported a comprehensive net loss from operations of $1,500,680 during the six months ended December 31, 2011, compared to $631,331 during the six months ended December 31, 2010. The increase was primarily due to increases in: stock compensation, consulting, legal and accounting, financing costs associated with valuation of warrants, operation and administration expense and foreign currency adjustment.  The increase in these expenses was partially offset by the decrease in exploration expenses during the six months ended December 31, 2011, as compared to the six months ended December 31, 2010.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 1A.

 RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

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

By: /s/   “Manish Z. Kshatriya”

Manish Z. Kshatriya, Executive VP & Chief Financial Officer

Date:  February 14, 2012

By: /s/   “R. Geoff Browne”

R. Geoff Browne, Chief Executive Officer

Date:  February 14, 2012