Form 10-Q
period 2012-03-31
LIBERTY SILVER CORP
filed 2012-05-10
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting Company)	Smaller reporting Company [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X ] No

As of May 10, 2012 the Issuer had 80,060,834 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-9

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	March 31,	June 30,
	2012	2011
	(unaudited)
Current Assets
Cash and cash equivalents	$2,739,680	$16,723
Accounts receivable	2,260	-
Deposit	11,095	-
Other	29,748	-
Prepaid	142,555	10,294
Total current assets	2,925,338	27,017

Property and Equipment
Furniture and Office Equipment	34,732	-
Accumulated Depreciation	(2,477)	-
Mining interests	127,276	97,511
Total property and equipment	159,531	97,511
Total assets	$3,084,869	$124,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$190,413	$60,924
Accrued expense	160,318	367,396
Related party payable	-	150,000
Total current liabilities	350,731	578,320
Total liabilities	350,731	578,320

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Capital stock, $.001 par value, 200,000,000 shares authorized;
80,060,834 and 69,733,334 shares issued and outstanding, respectively	80,062	69,734
Additional paid-in-capital	9,017,833	1,814,207
Issue costs	(276,901)	-
Deficit accumulated during the exploration stage	(6,086,856)	(2,337,733)
Total stockholders’ equity (deficit)	2,734,138	(453,792)
Total liabilities and stockholders’ equity (deficit)	$3,084,869	$124,528

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For Three Months Ended		For Nine Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-
Operating expenses
Financing costs associated with valuation of warrants	1,015,408	-	1,437,427	-	1,999,618
Consulting	84,550	188,035	419,821	455,027	1,101,948
Exploration	685,741	48,679	704,142	168,216	922,083
Operation and administration	255,790	52,600	487,839	190,117	877,855
Stock compensation	171,647	112,200	524,138	185,700	810,888
Legal and accounting	61,581	10,279	175,975	54,752	362,681
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	2,274,717	411,793	3,749,342	1,043,812	6,086,873

Income (loss) from operations	(2,274,717)	(411,793)	(3,749,342)	(1,043,812)	(6,086,873)

Other income (expense)
Interest income	-	53	-	882	1,220
Interest expense	(45)	(41)	(165)	(183)	(399)
Total other income (expense)	(45)	12	(165)	699	821

Loss before income tax	(2,274,762)	(411,781)	(3,749,507)	(1,043,113)	(6,086,052)
Provision for income taxes	-	-	-	-	-
Net (loss)	(2,274,762)	(411,781)	(3,749,507)	(1,043,113)	(6,086,052)

Gain (loss) foreign exchange	26,319	-	384	-	(804)
Comprehensive loss	$(2,248,443)	$(411,781)	$(3,749,123)	$(1,043,113)	$(6,086,856)
Loss per common share – basic and fully diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)
Weighted average common shares	74,188,097	69,733,334	74,188,097	69,733,334

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)
	For Nine Months ended March 31,		Accumulated from February 20, 2007 (inception) through March 31,
	2012	2011	2012
Cash flows from operating activities
Comprehensive loss	$(3,749,123)	$(1,043,113)	$(6,086,856)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Valuation of warrants associated with financing	1,437,427	-	1,999,618
Valuation of stock options issuance	524,138	185,700	810,888
Depreciation expense	2,477	-	2,477

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,260)	-	(2,260)
(Increase) decrease in prepaid expenses	(132,261)	17,322	(142,555)
Increase in deposit	(11,095)	850	(11,095)
Increase in other assets	(29,748)	-	(29,748)
Increase (decrease) in accounts payable	129,490	58,437	190,413
Increase (decrease) in accrued expenses	(207,078)	62,630	160,318
Net cash used in operating activities	(2,038,033)	(718,174)	(3,108,800)

Cash flows from investing activities
Cash used for furniture and equipment	(34,732)	-	(34,732)
Cash paid for mining interest	(29,765)	-	(127,276)
Net cash used in investing activities	(64,497)	-	(162,008)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Payments on related party note	(150,000)	-	(150,000)
Proceeds from issuance of common stock	5,252,388	-	6,287,389
Issue costs	(276,901)	-	(276,901)
Net cash provided by financing activities	4,825,487	-	6,010,488

Increase (Decrease) in cash and cash equivalents	2,722,957	(718,174)	2,739,680
Cash and cash equivalents, beginning of period	16,723	724,488	-

Cash and cash equivalents, end of period	$2,739,680	$6,314	$2,739,680

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For Nine Months ended March 31,		Accumulated from February 20, 2007 (inception) through March 31,
	2012	2011	2012
Supplement Disclosures:
Cash paid for interest	$165	$183	$399
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.

An Exploration Stage Company

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2012

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2011. The interim results for the period ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

Note 2 – Nature of Operations

Nature of Operations

The Company was incorporated in the State of Nevada on February 20, 2007. The Company is considered an exploration stage company since its formation, and the Company has not yet realized any revenues from its planned operations.  The Company is primarily focused on the exploration, acquisition and development of mining and mineral properties.  Upon the location of commercially minable reserves, the Company may plan to prepare for mineral extraction and enter the development stage.

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

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $6,086,856 and further losses are anticipated while the Company is in the exploration stage of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 6 – Subsequent Events

The Company has evaluated subsequent events for the period March 31, 2012 through the date the financial statements were issued, and has concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

DESCRIPTION OF BUSINESS

The Corporation

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, P.O. Box 848, Toronto, Ontario, Canada, M5J 2T3, and the telephone number is 888-749-4916.

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

The Trinity Project consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.  Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the rights of Renaissance in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement.   Item (1) has been completed by the Company, and the Company is current with item (2).

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

Trinity Project location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 23 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,600 acres, which includes 162 unpatented lode mining claims and portions of nine sections of private land.  The specific location of the Trinity Project is discussed in more detail the section entitled “Properties” herein.

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

The Company expects the following environmental permits will be necessary for any anticipated operations:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

The Company anticipates that it will begin soliciting bids for the programs necessary to obtain these permits in due course.  The cost, timing, and work schedules are not yet available.

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

Trinity Project

Trinity Project Location

The Trinity Project is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  It is located approximately 25 miles northwest of the Rochester silver mine, one of the largest silver mines in the United States.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; it is situated in sections 2, 3, 4, 5, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 26-28, 33, and 35, Township 30 North, Range 30 East, MDB&M.

The Trinity Project includes public and leased/subleased fee land consisting of the following:

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
Alturas
Orovada
Lakeside
Winnemucca
Elko
Trego
Susanville
Gold Acres
Gold Hill
Lovelock
Trout Creek
Reno
Austin
Eureka
Sugarville
UTAH
Carson City
Ely
NEVADA
Hawthorne
Bridgeport
Tonopah
Pioche
Goldfield
Tempiute
Cedar City
Merced
Yosemite NP
Inyo NF
Sierra NF
Saint George
Fresno
Independence
Amargosa Valley
Death Valley NP
Mount Trumbull
Visalia
Las Vegas
Lake Mead NRA
Sequoia NF
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

b)

Upon Renaissance spending $5 million, but before the feasibility study, Renaissance shall deliver written notice to Newmont containing a summary of the expenditures made by Renaissance on the Trinity Project.  Newmont may thereafter elect to enter into a joint venture by notifying Renaissance in writing of such election within 60 days of Newmont’s receipt of Renaissance’s initial notice.  Under the joint venture, Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

c)

After Renaissance spending $5 million, but before the feasibility study, at any time after the expiration of the 60 day period identified in section b above, Newmont can elect to enter into a joint venture in which event Newmont would be required to pay Renaissance 50% of the expenditures made in the Trinity Project up to the date of Newmont’s election to participate in a joint venture, and all future joint venture expenses up to 200% of such expenditures.

d)

At any time within 60 days after Renaissance’s delivery of feasibility study, Newmont can elect to enter into a joint venture at which time Newmont would be required to pay Renaissance 200% of expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.  Additionally, Renaissance can elect to have Newmont finance Renaissance’s share of the joint venture expenses until the Trinity Project is put into commercial production.  Following the commencement of commercial production, Newmont shall be entitled to recover such paid expenses with interest at the London Interbank Offering Rate.  If Newmont fails to elect to participate in the Joint Venture within 60 days following the delivery of the feasibility study, Newmont’s right to participate in a joint venture shall terminate.

Should Newmont elect to participate in a joint venture with Renaissance, pursuant to the Lease, Newmont will serve as the manager of the joint venture and own 51% of the joint venture with an option to acquire an additional 14% for additional payments to Renaissance (for a total participating interest of 65%).

Royalty:  In the event Newmont does not elect to participate in a joint venture, then Newmont shall have the right to receive a royalty on all mineral production from the Trinity Project.  Pursuant to the Lease, if Newmont elects to not participate in the joint venture, then Renaissance shall pay to Newmont $1 million and the Lease shall terminate and Newmont shall transfer title to all property comprising the Trinity Project to Renaissance, and thereafter receive a royalty payment of up to 5% of the net smelter returns generated from the properties comprising the Trinity Project. The Company is current in respect of the consideration requirements of the Earn-in Agreement.

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

b)

In order to obtain the 70% Interest in the Trinity Project, the Company is required to (i) produce a bankable feasibility study by March 29, 2017 and (ii) to expend a minimum of $5,000,000 in exploration on the Trinity Project as follows: $500,000 in the first year; $1,000,000 in the second year; $1,000,000 in the third year; $1,000,000 in the fourth year; $1,000,000 in the fifth year; and $500,000 in the sixth year

Any excess expenditure in any year shall be carried forward and applied to the subsequent year’s expenditure requirement, and the Company may accelerate the expenditures at its discretion. If the Company elects not to meet the minimum expenditure obligation during any year but wishes to maintain the Earn-in Agreement in full force and effect, or if it is subsequently determined that the minimum amount was not expended in any given year, the Company shall pay the amount of any deficiency to Renaissance.  The Company is current in respect of the consideration requirements of the Earn-In Agreement.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 31, 2011.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenue

During the three month periods ended March 31, 2012 and 2011, the Company generated no revenue.

Expenses

During the three month period ended March 31, 2012, the Company reported total operating expenses of $2,274,717 as compared to $411,793 during the three month period ended March 31, 2011, an increase of $1,862,924, or approximately 452%.   The increase in operating expenses is primarily due to increases in stock compensation, financing cost associated with valuation of warrants, exploration, legal and accounting, and operation and administration expense.   The increases in these expenses are primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver property located in Pershing County, Nevada.

Comprehensive Loss

The Company had a comprehensive loss of $2,248,443 for the three months ended March 31, 2012, as compared to a comprehensive loss of $411,781 for the three months ended March 31, 2011, a change of $1,836,662 or approximately 446%.  The change in comprehensive loss was primarily due to an increase in operating expenses, which was partially offset by the gain from foreign exchange during the three months ended March 31, 2012.

Results of Operations for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Revenue

During the nine month periods ended March 31, 2012 and 2011, the Company generated no revenue.

Expenses

During the nine month period ended March 31, 2012, the Company reported total operating expenses of $3,749,342 as compared to $1,043,812 during the nine month period ended March 31, 2011, an increase of $2,705,530 or approximately 259%.   The increase in operating expenses is primarily due to increases in stock compensation, financing cost associated with valuation of warrants, exploration, legal and accounting expense and operation and administration.   The increases in these expenses are primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver property located in Pershing County, Nevada.

Comprehensive Loss

The Company had a comprehensive loss of $3,749,123 for the nine months ended March 31, 2012, as compared to a comprehensive loss of $1,043,113 for the nine months ended March 31, 2011, a change of $2,706,010 or approximately 259%.  The change in comprehensive loss was primarily due to an increase in operating expenses, which was partially offset by the gain from foreign exchange during the nine months ended March 31, 2012.

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

Current Assets and Total Assets

As of March 31, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $2,925,338, as compared to total current assets of $27,017 at June 30, 2011, an increase of $2,898,321, or approximately 10,728%; and ii) total assets of $3,084,869, as compared to total assets of $124,528 at June 30, 2011, an increase of $2,960,341 or approximately 2,377%.  The increase in total current assets and total assets was primarily attributable to the proceeds raised from the Company’s issuance of common stock.

Total Current Liabilities and Total Liabilities

As of March 31, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $350,731, as compared to total current liabilities and total liabilities of $578,320 at June 30, 2011, a decrease of $227,589 or approximately 39%.  This decrease was due to a decrease in accrued liabilities and related party payable, partially offset by an increase in accounts payable.

Cash Flow

During the nine months ended March 31, 2012 cash was primarily used to fund operations. The Company reported a net increase in cash during the nine months ended March 31, 2012 as compared to March 31, 2011.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2012	2011

Net cash provided by (used in) operating activities	$ (2,038,033)	$ (718,174)
Net cash used in investing activities	(64,497)	-
Net cash provided by financing activities	4,825,487	-

Net Change in Cash	$ 2,722,957	$ (718,174)

During the nine months ended March 31, 2012, net cash used in operating activities was $2,038,033, compared to net cash used in operating activities of $718,174 during the nine months ended March 31, 2011.  The increase in net cash used in operating activities of $1,319,860 is primarily due to an increase in comprehensive loss of $2,760,010, net changes in working capital items of $392,192, partially offset by net increases of $1,778,342 in non-cash items.

During the nine months ended March 31, 2012, net cash used by investing activities was $64,497, compared to net cash used by investing activities of $0 during the nine months ended March 31, 2011. The increase in net cash used in investing activities was due to the Company acquiring additional mining interests and furniture and fixtures.

During the nine months ended March 31, 2012, net cash provided by financing activities was $4,825,487, compared to net cash provided by financing activities of $0 during the nine months ended March 31, 2011.  The increase in net cash provided by financing activities was due to net proceeds raised from the issuance of common stock by the Company.

During the nine months ended March 31, 2012, no officer or director advanced money to the Company.

As discussed herein, the Company reported a comprehensive net loss of $3,749,123 during the nine months ended March 31, 2012, compared to $1,043,113 during the nine months ended March 31, 2011. The increase was primarily due to increases in: stock compensation, exploration, legal and accounting, financing costs associated with valuation of warrants, and operation and administration expense.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety. The Company is currently in the exploration phase and does not operate mines at any of its properties, and as such is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

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

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Executive VP & Chief Financial Officer

Date:  May 10, 2012

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  May 10, 2012