Form 10-K
period 2012-06-30
LIBERTY SILVER CORP
filed 2012-09-28
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

LIBERTY SILVER CORP.

 (Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3
(Address of principal executive offices)
Registrant’s telephone number, including area code: 888-749-4916

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $58,408,817.

As of September 28, 2012, the Company had 80,710,834 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

The Corporation

Liberty Silver Corp. (“Liberty Silver”, the “Company”, or the “Registrant”) was incorporated on February 20, 2007 under the laws of the state of Nevada under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, P.O. Box 848, Toronto, Ontario, Canada, M5J 2T3, and the telephone number is 888-749-4916.

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

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement (the “Earn-In Agreement”), discussed below in Item 2 - Properties.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company providing the Company with a right to earn a 70% undivided interest in rights of AuEx, Inc. in the Trinity Project (the “70% Interest”); as discussed below, the 70% Interest is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited.  AuEx, Inc. is beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.

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

The Company’s business operations are currently focused on efforts to develop the Trinity Project. The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional resources.

Products

The Company’s anticipated product will be precious and base metal-bearing concentrates and/or precious metal bullion produced from ores from mineral deposits which it hopes to discover and exploit through exploration and acquisition.   The Company anticipates such products will be silver, lead and zinc.

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,600 acres, which includes 248 unpatented lode mining claims and portions of nine sections of private land.  The specific location of the Trinity Project is discussed in more detail the Item 2 entitled “Properties” herein.

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

Employees

The Company currently has six full-time employees, Geoff Browne, the Chief Executive Officer and Chairman of the Board of Directors, Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President, William Tafuri, the President and Chief Operating Officer, H. Richard Klatt, the Vice President of Exploration, and two additional employees.

Reports to Security Holders

The Company files reports with the SEC under section 15d of the Securities Exchange Act of 1934.  The reports will be filed electronically. You may read copies of any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports that are filed electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Office Space

The Registrant has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3.  The telephone number is: 647-749-4916.  The monthly base rent is CDN $4,007 (approximately US $4,000).  The term of the lease is for fifty-four months and terminates on April 28, 2016.

The Registrant has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The phone number there is: 775-352-9375.  The monthly base rent is USD $ 2,477.25 plus Common Area Reimbursement of USD $ 370 and Property Tax of USD $250. The term of the lease is for twelve months and terminates on January 31, 2013.

Trinity Project

Trinity Project Location

The Trinity Project is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district.  The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W; the mine is located SE ¼, Section 9, Township 29 North, Range 30 East, MDB&M.

The Trinity Project includes public and leased/subleased fee land consisting of the following:

(1)

248 unpatented lode mining claims, the Seka 1-6, 8-16, 61-64, 73-76, 95-112, TS 1-18 claims, Elm1-183, and XXX 1-6 totaling approximately 5000 acres, located in sections 2, 4, 10, 16, and 21, Township 29 North, Range 30 East, and section 26, 28, 34 and 35, Township 30 North, Range 30 East MDB&M.  The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of Land Management regulations.

(2)

Approximately 4,396 acres of fee land leased by Newmont Mining Corp. from Southern Pacific Land Co., and its successors, and from Santa Fe Pacific Minerals Corporation, and its successors located in sections 3, 5, 11, and 17, Township 29 North, Range 30 East, and sections 27, 33, and 35, Township 30

North, Range 30 East MDB&M.

(3)

Approximately 1,280 acres of fee land owned by Newmont Mining Corp. located in sections 9 and 15, Township 29 North, Range 30 East, MDB&M.

The Company’s joint venture area of interest is currently sections 2-5, 8-11, 14-17, Township 29 North, Range 30 East, MDB&M, and sections, 26-28, 32-35, Township 30 North, Range 30 East, MDB&M.  The Company’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Trinity Project.

The following Maps identify the location of the Trinity Silver Mine located in Pershing County Nevada:

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

Trinity Project Technical Report

In the process of compiling and synthesizing information on the Trinity Project, on February 15, 2011, the Company completed an independently verified mineral resource estimate on the Trinity Project (the “Trinity Project Technical Report”); the report was publicly released by the Company on March 2, 2011.  The Technical Report for the Trinity mine project was prepared in accordance with the Canadian Securities Administrators’ National Instrument 43-101 (“NI 43-101”) by Mine Development Associates of Reno, Nevada.  The Trinity Project Technical Report may be viewed under the Company’s profile on the Securities and Exchange Commission’s website at www.SEC.gov.

Mining history

The following disclosure regarding the mining history of the Trinity Project has been derived from information contained in the Trinity Project Technical Report.

The Trinity Project lies in the Trinity mining district, which had limited production of silver, lead, zinc, and gold from 1864 through 1942, primarily from the east side of the Trinity Range. In the vicinity of the Trinity project, which is located on the west side of the range, there was historic prospecting with unrecorded but presumed minor silver production.

Minor exploration activity took place in the vicinity of the Trinity project in the 1950s, and in the 1960s Phelps Dodge Corporation completed trenching, IP surveying, and limited drilling in the area.

U. S. Borax and Chemical Corp. (“Borax”) became interested in what is now the Trinity project in 1982 on the basis of reconnaissance geochemical sampling that indicated the presence of anomalous lead and silver in the Willow Canyon area. By 1984, Borax had acquired a property position and had entered into a joint venture with Southern Pacific Land Company (later Santa Fe Pacific Mining, Inc. (“SFPM”) and still later Newmont Mining Corp. (“Newmont”)), in which Borax was the operator. From 1982 to 1986, Borax and its joint-venture partner explored the property and developed the Trinity mine. Borax operated the open pit heap-leaching mine, through a mining contractor, on behalf of the joint venture from September 3, 1987 to August 29, 1988, with leaching continuing into 1989. During this period, the mine produced about five million ounces of silver from about 1.1 million tons of oxidized ore grading six ounces of silver per ton. Borax drilled and conducted extensive metallurgical testing on the sulfide mineralization, but metal prices at the time were too low to support mining of this material.

In 1984-1985, 1987-1989, and 1990, SFPM conducted exploration and drilling on their property in the vicinity of the joint-venture lands. In 1991, SFPM acquired sole interest in the joint-venture lands, including Borax’s claims, and conducted further exploration through 1992. SFPM’s 1990-1992 exploration work concentrated on down-dip and lateral extensions of mineralization underlying the oxide pit and the sulfide mineralization, as well as extensions of mineralization outside the immediate mine area.

There was no exploration on the Trinity property from 1993 to 2005. In August 2005, Renaissance leased the property from Newmont, who had acquired SFPM’s Nevada holdings. Under an earn-in agreement with Piedmont Mining Company, Renaissance explored the property from September 2005 through July 2009, including limited drilling in 2006 and 2007 that encountered high-grade silver values below and adjacent to the open pit.

Liberty Silver entered into an Earn-In Agreement with Renaissance in March, 2010. To date, Liberty Silver has conducted extensive data compilation and has completed a magnetotelluric geophysical survey of the project. The database of technical data for the property, developed since 1982, includes the results of soil and rock surveys, geophysical surveys, geologic mapping, lithology logging and multi-element analyses for about 400 drill holes, and metallurgical work, as well as data derived from the previous production of heap-leach silver.

Geology and Mineralization of Trinity Project

The following disclosure regarding the Geology and Mineralization of the Trinity Project has been derived from information contained in the Trinity Project Technical Report.

The Trinity Project lies on the western flank of the Trinity Range, one of the generally north-trending ranges formed during Tertiary extension of the Basin and Range Province.

Within the Trinity Range, the basement rocks are comprised of the Middle Triassic to Early Jurassic near-shore deltaic deposits of the Auld Lang Syne Group, which are represented by phyllite, argillite, quartzite, and dirty limestone at the Trinity project. The best-represented pre-Cenozoic deformation in this portion of the Trinity Range is the Jurassic and Cretaceous Nevadan Orogeny, which resulted in low-grade regional metamorphism, variably directed folding, and thrust faulting. A Cretaceous intrusive episode culminated the Nevadan Orogeny and is exemplified by a Cretaceous granodiorite stock just northeast of the Trinity project.

Tertiary volcanic and sedimentary rocks and Quaternary sediments are abundant in the Trinity project area. There is a thin Tertiary rhyolite sequence along the central north-south axis of the property that includes the resource area. These volcanic rocks overlie the Mesozoic phyllite and argillite, exposed to the east, but are separated by an argillite breccia that is closely associated with faulting. The rhyolite includes interbedded rhyolitic flows, welded tuffs, air-fall tuffs, epiclastic tuffs, and lacustrine deposits. Several rhyolite domes, dikes, and sills have also been identified on the property, some of which may be related to mineralization. Early Tertiary north- to northwest-trending faults are present in the Trinity project area, as are younger north- to northeast-trending normal faults. Late Tertiary and/or Quaternary bench and channel gravel deposits and Quaternary alluvium and outwash unconformably overly the rhyolites and cover the western part of the property.

Rhyolite porphyry, aphanitic rhyolite, and volcaniclastic rocks are the principal host rocks for mineralization in the Trinity mine area. Silicification and quartz-adularia-sericite alteration are associated with the mineralization. Tertiary rhyolitic tuffs and flows were extensively altered and form a halo extending 1.6 miles beyond the main mineralized area. This alteration affected the Auld Lang Syne Group only locally along faults and breccia zones.

Mineralization at the Trinity project is controlled by a northeast-trending zone of normal faults. Silver, lead, and zinc mineralization occurs in fractures and bedding planes in Tertiary rhyolite in the hanging-wall block of the fault zone. Although mineralization continues downward into the underlying Triassic rocks, it is more tightly constrained to fractures that host higher-grade vein mineralization. The original Trinity silver deposit can generally be divided into two parts: a sulfide zone below the current pit and to the northeast, and an overlying oxide zone. Borax’s mining in the late 1980s focused on a portion of the oxide zone.

Mineralization occurs as oxidized and unoxidized sulfides in veinlets, as fracture-controlled mineralization, and as disseminations within the host rocks, including breccia matrix. Sulfide mineralization consists mainly of pyrite, sphalerite, galena, marcasite, and minor arsenopyrite with various silver minerals, including tetrahedrite-freibergite, pyrargyrite, minor argentite, and rare native silver, with traces of gold, pyrrhotite, stannite, and chalcopyrite. Low-grade lead and zinc have the potential to add value as byproducts.

Index of Geologic Terms

TERM	DEFINITION
Adularia	A variety of transparent or translucent orthoclase.
Air-fall tuffs	Ash exploded out of a volcano, which falls through the air and settles in beds, called tuffs when consolidated.
Alluvium	Loose, unconsolidated (not cemented together into a solid rock) soil or sediments
Aphanitic	Igneous rock in which the grain or crystalline structure is too fine to be seen by the unaided eye
Argillite	A fine-grained sedimentary rock composed predominantly of indurated muds and oozes.

Argillization	The replacement or alteration of feldspars to form clay minerals.
Arsenopyrite	The most prevalent mineral containing the element arsenic.
Breccia	A rock composed of broken fragments of minerals or rock cemented together by a fine-grained matrix, which can be either similar to or different from the composition of the fragments.
Cenozoic	The current and most recent geological era and covers the period from 65.5 million years ago to the present
Chalcopyrite	A major ore mineral containing copper, iron, and sulfur.
Cretaceous	A geologic period from 145 to 65 million years ago.
Deltaic	Pertaining to, or like a delta.
Dikes	A type of sheet intrusion referring to any geologic body that cuts discordantly across rock structures.
Domes	A roughly circular mound-shaped protrusion resulting from the slow extrusion of viscous lava from a volcano.
Epiclastic	Formed at the surface of the earth by consolidation of fragments of preexisting rocks.
Freibergite	A complex sulfosalt mineral of silver, copper, iron, antimony, arsenic, and sulfur.
Galena	The natural mineral form of lead sulfide.
Grandiorite	A visibly crystalline plutonic rock composed chiefly of sodic plagioclase, alkali feldspar, quartz, and subordinate dark-colored minerals.
Hydrothermal	Relating to or produced by hot water, especially water heated underground by the Earth's internal heat.
Jurassic	The geologic period that extends from about 200 to 145 million years ago.
Lacustrine	Of or relating to lakes.
Metal Sulfides	A group of minerals containing both metals and sulfur.
Mesozoic	A geologic era that extends from 251 to 65 million years ago
Mineral	A mineral is a naturally occurring solid chemical substance having characteristic chemical composition, highly ordered atomic structure, and specific
Mineralization	The act or process of mineralizing.
Miocene	A geological epoch that extends from about 23.8to 5.3 million years ago.
Nevadan Orogeny	A major mountain building event that took place along the western edge of ancient North America between the mid to late Jurassic.
Ore	Mineralized material that can be mined and processed at a positive cash flow.
Orthoclase	A variety of feldspar, essentially potassium aluminum silicate, which forms igneous rock.
Oxidized	A process whereby the sulfur in a mineral has been removed and replaced by oxygen.
Phyllite,	A type of foliated metamorphic rock primarily composed of quartz, muscovite mica, and chlorite
Pliocene	The geologic epoch that extends from about 5.3 million to 1.8 million years ago.
Porphyry	A variety of igneous rock consisting of large-grained crystals suspended in a fine grained matrix
Pyrargyrite	A sulfosalt mineral consisting of silver, arsenic, and sulfur.
Pyrite	A very common sulfide mineral consisting of iron and sulfur found in a wide variety of geological occurrences. Commonly known as “Fools Gold”
Pyrrhotite	An unusual iron sulfide mineral with a variable iron content.
Quartzite	A hard metamorphic rock which was originally sandstone
Rhyolite	A fine-grained volcanic rock, similar to granite in composition
Sercitization	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by white, fine-grained potassium mica.
Silicification	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by silica.
Sills	A tabular sheet intrusion that has intruded between older layers of sedimentary rock, beds of volcanic lava or tuff.
Sphalerite	A mineral containing zinc and sulfur.
Stannite	A mineral containing copper, iron, tin, and sulfur.
Sulfides	Sulfide minerals are a class of minerals containing sulfur with sulfide (S2−) as the major anion.
Tetrahedrite	A sulfosalt mineral containing copper, antimony, and sulfur.
Triassic	A geologic period that extends from about 251 to 200 million years ago.
Volcanic	A rock formed from magma erupted from a volcano.

Volcaniclastic	Volcanic material which been transported and reworked through mechanical action, such as by wind or water.
Welded tuffs	Rock composed of compacted volcanic ejected materials.

Subsequent Event

On August 8, 2012, Liberty Silver entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada (the “Hi Ho Properties”). The Hi Ho Properties are the only acreage not controlled by Liberty Silver or its joint venture partner Renaissance Gold Inc. on the Trinity land package. Under the terms of the Agreement, Liberty Silver will provide cash consideration of US$150,000 and issue 3,000,000 common shares of Liberty Silver stock to Primus. In addition, Primus will be granted a 2% net smelter royalty (“NSR”) on future production from the Hi Ho Properties. The total consideration for the acquisition of the Hi Ho Properties will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance, upon acceptance by Renaissance, pursuant to the applicable area of interest provisions. With the addition of the Hi Ho Properties payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project. Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

ITEM 3.

LEGAL PROCEEDINGS.

Neither the Company nor its property is the subject of any pending legal proceedings, and no such proceeding is known to be contemplated by any governmental authority. The Company is not aware of any legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is quoted on the Toronto Stock Exchange under the Symbol “LSL”, and on the OTC Bulletin Board under the Symbol "LBSV.OB".

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The high and low closing prices of our common stock on the Toronto Stock Exchange and the OTC Bulletin Board for the periods indicated below are as follows:

		TSX			OTCBB
PERIOD		HIGH BID CAD$		LOW BID CAD$	HIGH BID US$	LOW BID US$
April 1, 2012 through June 30, 2012		$0.95		$0.41	$0.85	$0.47
January 1, 2012 through March 31, 2012		$1.04		$0.75	$1.03	$0.60
October 1, 2011 through December 31, 2011 (1)		$1.09		$0.72	$1.11	$0.50
July 1, 2011 through September 30, 2011	$	N/A	$	N/A	$0.80	$0.47
April 1, 2011 through June 30, 2011	$	N/A	$	N/A	$0.64	$0.30
January 1, 2011 through March 31, 2011		N/A		N/A	$0.63	$0.19
October 1, 2010 through December 31, 2010		N/A		N/A	$0.64	$0.17
July 1, 2010 through September 30, 2010		N/A		N/A	$0.61	$0.30

(1)

Common stock commenced trading on the TSX on December 22, 2011.

As of September 25, 2012, there were 80,710,834 shares of common stock issued and outstanding held by approximately 29 registered stockholders of record of the Company's common stock.

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

Background and Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada and now intends to engage in efforts to develop the Trinity Project.  The plan of operation for the fiscal year ending June 30, 2013 is to conduct mineral exploration activities and production planning at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional resources.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Comparison of the fiscal years ended June 30, 2012 and 2011

Revenue

During the fiscal years ended June 30, 2012 and June 30, 2011, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2012, the Company reported total operating expenses of $5,681,977 as compared to $1,463,758 during the fiscal year ended fiscal year ended June 30, 2012, an increase of $4,218,219 or approximately 288%.   The increase in operating expenses is primarily due to increases in stock compensation, financing cost associated with valuation of warrants, exploration, legal and accounting expense and operation and administration.   The increases in these expenses are primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver property located in Pershing County, Nevada.

Comprehensive Loss

The Company had a comprehensive loss of $5,689,256 for the fiscal year ended June 30, 2012, as compared to a comprehensive loss of $1,464,253 for the fiscal year ended June 30, 2012, a change of $4,225,003 or approximately 289%.  The change in comprehensive loss was primarily due to an increase in operating expenses, which was minimally offset by the gain from foreign exchange during the fiscal year ended June 30, 2012.

Liquidity and Capital Resources

Management currently believes that the Company has sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the capital markets and debt financing.

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

Current Assets and Total Assets

As of June 30, 2012, the Company audited balance sheet reflects that the Company had: i) total current assets of $1,796,779, as compared to total current assets of $27,017 at June 30, 2011, an increase of $1,769,762, or approximately 6,511%; and ii) total assets of $1,956,416, as compared to total assets of $124,528 at June 30, 2011, an increase of 1,831,888 or approximately 1,471%.  The increase in total current assets and total assets was primarily attributable to the proceeds raised from the Company’s issuance of common stock.

Total Current Liabilities and Liabilities

As of June 30, 2012, the audited balance sheets reflect that the Company had total current liabilities and total liabilities of $167,948, as compared to total current liabilities and total liabilities of $578,320 at June 30, 2011, a decrease of $410,372 or approximately 71%. This decrease was due to a decrease in accrued liabilities and related party payable, partially offset by an increase in accounts payable

Cash Flow

During the fiscal year ended June 30, 2012 cash was primarily used to fund operations. We had a net increase in cash used in operating activities during the fiscal year ended June 30, 2012 as compared to June

30, 2011.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2012	2011
	$	$
Net cash provided by (used in) operating activities	(3,155,094)	(785,254)
Net cash used in investing activities	(66,340)	(72,511)
Net cash provided by financing activities	4,899,625	150,000
Net Change in Cash	1,678,191	(707,765)

During the year ended June 30, 2012, net cash used in operating activities was $3,155,094, compared to net cash used in operating activities of $785,254 during the year ended June 30, 2011.  The increase in net cash used in operating activities is primarily due to an increase in: exploration expense; operation and administration expense; and, legal and accounting expense.  The increase in these expenses was partially offset by a small decrease in consulting expense.

During the year ended June 30, 2012, net cash used in investing activities was $66,340, comprised of $34,732 paid for the purchase of furniture and equipment and $31,608 paid to acquire mining interests.  During the year ended June 30, 2011, net cash used in investing activities was $72,511, all of which was paid to acquire mining interests.

During the year ended June 30, 2012, net cash provided by financing activities was $4,899,625.  The net amount was comprised of $5,252,388 from the proceeds of the issuance of common stock, partially offset by $202,763 of costs associated with the issuance of the common stock, and $150,000 used to repay related party notes.  During the year ended June 30, 2011, net cash provided by financing activities was $150,000, which represented proceeds from related party notes.

Subsequent Events

On August 8, 2012, Liberty Silver entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada (the “Hi Ho Properties”). The Hi Ho Properties are the only acreage not controlled by Liberty Silver or its joint venture partner Renaissance Gold Inc. on the Trinity land package. Under the terms of the Agreement, Liberty Silver will provide cash consideration of US$150,000 and issue 3,000,000 common shares of Liberty Silver stock to Primus. In addition, Primus will be granted a 2% net smelter royalty (“NSR”) on future production from the Hi Ho Properties. The total consideration for the acquisition of the Hi Ho Properties will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance, upon acceptance by Renaissance, pursuant to the applicable area of interest provisions. With the addition of the Hi Ho Properties payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project. Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

As disclosed on Form CB filed with the Securities and Exchange Commission on July 17, 2012, on July 16, 2012 Liberty Silver commenced an offer (the “Offer”) to purchase all of the issued and outstanding common shares of Sennen Resources Ltd. (“Sennen”). The Offer was open for acceptance by

Sennen shareholders until 11:59 P.M. on Monday September 10, 2012.  The Offer was not accepted by the requisite number of Sennen shareholders, therefore the Offer was terminated on September 11, 2012 at 12:00 A.M.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	23

Balance Sheets	24

Statements of Operations And Comprehensive Income	25

Statements of Stockholders Equity	26-28

Statements of Cash Flows	29-30

Notes to Consolidated Financial Statements	31-47

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Liberty Silver Corp. (An Exploration Stage Company)

Manahattan, CA

We have audited the accompanying balance sheets of Liberty Silver Corp. (an exploration stage company) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2012 and 2011 and from inception on February 20, 2007 through June 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. (an exploration stage company) as of June 30, 2012 and 2011 and the results of its operations and cash flows for the years ended June 30, 2012 and 2011 and from inception on February 20, 2007 through June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 25, 2012

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2012	2011
Current Assets
Cash and cash equivalents	$1,694,914	$16,723
Accounts receivable	-	-
Deposit	10,906	-
Other	34,335	-
Prepaid	56,624	10,294
Total current assets	1,796,779	27,017
Property and Equipment
Furniture and office equipment	34,732	-
Accumulated depreciation	(4,214)	-
Mining interests	129,119	97,511
Total property and equipment	159,637	97,511
Total assets	$1,956,416	$124,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$96,323	$60,924
Accrued liabilities	71,625	367,396
Related party payable	-	150,000
Total current liabilities	167,948	578,320
Total liabilities	167,948	578,320

Commitments and contingencies (note 7)	-	-

Stockholders’ Equity (Deficit)
Capital stock, $.001 par value,
200,000,000 shares authorized;
80,710,834 and 69,733,334 shares issued and outstanding, respectively	80,711	69,734
Additional paid-in-capital	9,937,509	1,814,207
Issue costs	(202,763)	-
Deficit accumulated during the exploration stage	(8,026,989)	(2,337,733)

Total stockholders’ equity (deficit)	1,788,468	(453,792)
Total liabilities and stockholders’ equity (deficit)	$1,956,416	$124,528

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
	For Year Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	June 30,		June 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses
Financing costs associated with valuation of warrants	1,826,160	40,000	2,388,351
Consulting	416,338	582,572	1,098,465
Exploration	1,273,491	126,841	1,491,433
Operation and administration	1,311,615	288,755	1,701,631
Stock compensation	639,731	286,750	926,482
Legal and accounting	214,642	138,840	401,348
Impairment of mining interests	-	-	11,800

Total operating expenses	5,681,977	1,463,758	8,019,510

Income (loss) from operations	(5,681,977)	(1,463,758)	(8,019,510)

Other income (expense)
Interest income	-	882	1,220
Interest expense	(169)	(189)	(403)
Total other income (expense)	(169)	693	817

Loss before income tax	(5,682,146)	(1,463,065)	(8,018,693)
Provision for income taxes	-	-	-
Net loss	(5,682,146)	(1,463,065)	(8,018,693)

Gain (loss) foreign exchange	(7,110)	(1,188)	(8,296)

Comprehensive loss	$(5,689,256)	$(1,464,253)	$(8,026,989)

Loss per common share – basic and fully diluted	$(0.08)	$(0.02)
Weighted average common shares	75,705,683	69,733,334

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012

	Common Stock		Additional Paid in Capital	Issued Cost	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, February 20, 2007 (inception)		$-	$-	$-	$-	$-

Shares for cash:

Shares issued at $0.001 per share	80,000,000	80,000	(76,000)	-	-	4,000

Shares issued at $0.01 per share	20,000,000	20,000	(10,000)	-	-	10,000

Shares issued at $0.05 per share	8,400,000	8,400	12,600	-	-	21,000

Net loss for the period ending June 30, 2007	-	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	108,400,000	108,400	(73,400)	-	(1,128)	33,872

Net loss for the period ending June 30, 2008	-	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	108,400,000	108,400	(73,400)	-	(23,376)	11,624

Net loss for the period ending June 30, 2009	-	-	-	-	(31,522)	(31,522)

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$-	$(54,898)	$(19,898)

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012

	Common Stock		Additional Paid in Capital	Issued Cost	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$-	$(54,898)	$(19,898)

Shares for cash:

Shares issued at $0.75 per share	1,333,334	1,334	998,666	-	-	1,000,000

Share cancellation	(40,000,000)	(40,000)	40,000	-	-	-

Valuation of stock warrants	-	-	522,191	-	-	522,191

Net loss for the period ending June 30, 2010	-	-	-	-	(818,582)	(818,582)

Balance, June 30, 2010	69,733,334	$69,734	$1,487,457	$-	$(873,480)	$683,711

Valuation of stock options	-	-	286,750	-	-	286,750

Valuation of stock warrants	-	-	40,000	-	-	40,000

Net loss for the period ending June 30, 2011	-	-	-	-	(1,464,253)	(1,464,253)

Liberty Silver Corp.
(An Exploration Stage Company)

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012

	Common Stock		Additional Paid in Capital	Issued Cost	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2011	69,733,334	69,734	1,814,207	-	(2,337,733)	(453,792)

Valuation of stock options	-	-	639,731	-	-	639,731

Valuation of stock warrants	-	-	1,826,160	-	-	1,826,160

Shares for cash:

Shares issued at $0.57 per share (1)	200,000	200	116,291	-	-	116,491

Shares issued at $0.57 per share (1)	1,000,000	1,000	571,148	-	-	572,148

Shares issued at $0.50 per share	6,500,000	6,500	3,243,500	-	-	3,250,000

Shares issued at $0.50 per share	2,627,500	2,627	1,311,122	-	-	1,313,749

Shares for non-cash:(2)

Shares issued at $0.64 per share (2)	650,000	650	415,350	-	-	416,000

Net loss for the period ending June 30, 2012	-	-	-	(202,763)	(5,689,256)	(5,892,019)

Balance, June 30, 2012	80,710,834	80,711	9,937,509	(202,763)	(8,026,989)	1,788,468
(1) Shares purchase for $0.55 CDN and was converted to $0.57 USD
(2) Shares issued to satisfy contractual obligation pursuant to a registration rights agreement

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

	For Year Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	June 30,		June 30,
Cash flows from operating activities	2012	2011	2012

Comprehensive loss	$(5,689,256)	$(1,464,253)	$(8,026,989)
Adjustments to reconcile net (loss)
to net cash used in operating activities

Valuation of warrants associated with financing	1,826,160	40,000	2,388,351
Valuation of stock option issuance	639,731	286,750	926,481
Shares issued to settle contractual obligation	416,000	-	416,000
Depreciation expense	4,214	-	4,214

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(46,330)	8,648	(56,624)
(Increase) decrease in deposit	(10,906)	850	(10,906)
Increase in other assets	(34,335)	-	(34,335)
Increase in accounts payable	35,399	54,941	96,323
Increase (decrease) in accrued expenses	(295,771)	287,810	71,625
Net cash used in operating activities	(3,155,094)	(785,254)	(4,225,860)

Cash flows from investing activities
Cash used for furniture and equipment	(34,732)	-	(34,732)
Cash paid for mining interests	(31,608)	(72,511)	(129,119)
Net cash used in investing activities	(66,340)	(72,511)	(163,851)

Cash flows from financing activities
Proceeds from related party note	-	150,000	150,000
Payments on related party note	(150,000)	-	(150,000)
Proceeds from issuance of common stock	5,252,388	-	6,287,388
Issue costs	(202,763)	-	(202,763)
Net cash provided by financing activities	4,899,625	150,000	6,084,625

Increase (decrease) in cash and cash equivalents	1,678,191	(707,765)	1,694,914
Cash and cash equivalents, beginning of period	16,723	724,488	-
Cash and cash equivalents, end of period	$1,694,914	$16,723	$1,694,914

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2012	2011	2012

Supplement Disclosures:
Cash paid for interest	$169	$189	$403
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation.

The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada, which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

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

a. Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and, unless otherwise stated, are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability. The Company currently owns furniture and office equipment as its depreciable assets.

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2012, exploration progress is on schedule with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Various factors could impact the Company’s ability to achieve forecasted production schedules.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries. No costs have been, or may never be recognized by the Company for environmental expenditures.

h. Income taxes

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

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

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Stock options of 6,950,000 as of June 30, 2012 and warrants in the amount of 10,027,500 as of June 30, 2012 were considered in the calculation but not included due to anti-dilution. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2012	June 30, 2011
Basic Earnings per share:
Income (Loss) (numerator)	$(5,689,256)	$(1,464,253)
Shares (denominator)	75,705,683	69,733,334
Per Share Amount	$(0.08)	$(0.02)

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

	For the Years Ended
	June 30, 2012	June 30, 2011
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(5,689,256)	$(1,464,253)
Shares (denominator)	75,705,683	69,733,334
Per Share Amount	$(0.08)	$(0.02)

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

June 30, 2012 and 2011

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

Note 3 – New Technical Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company.  Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the fiscal years ended June 30, 2012 and 2011.

Note 4 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company must annually renew the lease on the land with the state for $1,800 and has not renewed the lease as of fiscal year end, June 30, 2010. The lease has expired.

Since the Company had not established the commercial feasibility of the mineral claim, the acquisition costs had been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company was not able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June 2009. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease, was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interests, which was a charged to the Company’s statements of operations in the amount of $11,800.

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada, which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

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

The Company has completed, and continues to pursue, financing opportunities to be in compliance with terms of the Earn-In Agreement. There has been no mining of resources to date.

Subsequent to the fiscal year ended June 30, 2012, as discussed in Note 10 herein, on August 8, 2012, the Company entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

Note 5 - Capital Stock and Warrants

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

In May 2010, the Company issued 1,333,334 units (“Units”) for cash at US $0.75 per Unit.   Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $1.25 per share at any time during the 24 months following the date of closing of the private placement offering.

In May 2010, a director of the Company surrendered 40,000,000 of his common stock to the company.

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

On November 10, 2011, Liberty Silver issued 6,500,000 subscription receipts to an investor (the “Subscription Receipts”) pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investor, pursuant to which the Company agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the investor for resale.  If the registration statement did not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, the investor would receive an additional common share for each ten (10) common shares.  On May 31, 2012, the Company issued 650,000 common shares in satisfaction of this contractual obligation, the value for which of $416,000 was determined by the closing market price of $0.64 per share on the date of issuance.

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

As of June 30, 2012, the Company had 80,710,834 shares of the common stock issued and outstanding.

Stock warrants

In May 2010, the Company commenced a private stock offering, whereby it authorized the issuance of 1,333,334 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $1,000,000. The common stock purchase warrants are exercisable at $1.25 per share and carrying a two-year exercise period. The offering was closed as of May 26, 2010. All 1,333,334 units were issued and $1,000,000 in cash was received.

The amount of warrant expense related to this offering for the year ending June 30, 2010 was $522,191. The expense was calculated using the Black-Scholes pricing model.

In April 2011, the Company borrowed $150,000 from related parties. In conjunction with each $25,000 note, the Company issued a warrant to purchase 50,000 share of the Company’s common stock at $0.55 per share for a three-year term, commencement on the date of the note. The total number of warrants for purchase is 300,000 shares.

The amount of warrant expense related to this related party payable for the year ending June 30, 2012 was $370,075 and was $40,000 for the year ending June 30, 2011. The expense was calculated using the Black-Scholes pricing model.

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

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

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

On November 10, 2011, Liberty Silver issued 6,500,000 subscription receipts to an investor (the “Subscription Receipts”) pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investor, pursuant to which the Company has agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the Investor for resale.  If the registration statement does not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, Investor shall receive an additional common share and Warrant for, respectively, each ten (10) common shares.

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

The amount of warrant expense related to these investments for the year ending June 30, 2012 was $1,826,160. The expense was calculated using the Black-Scholes pricing model.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)

Risk free interest rate:

2012:

0.24% - 1.51%

2011:

1.31%

2)

Dividend yield:

2012 & 2011:

0%

3)

Volatility:

2012:

102.90% - 113.77%

2011:

200%

4)

Weighted average remaining life:

2012:

1.63 years

2011:

2.75 years

The following table summarizes information about warrants as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2009	-	$-
Warrants granted	1,333,334	1.25
Warrants expired	-	-

Outstanding, June 30, 2010	1,333,334	$1.25
Exercisable, June 30, 2010	1,333,334	$1.25

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2010	1,333,334	1.25
Warrants granted	300,000	0.55
Warrants exercised	-	-

Outstanding, June 30, 2011	1,633,334	$1.12
Exercisable, June 30, 2011	1,633,334	$1.12

Outstanding, July 1, 2011	1,633,334	1.12
Warrants granted	9,727,500	0.66
Warrants exercised	-	-
Warrants expired	1,333,334	1.25
Outstanding, June 30, 2012	10,027,500	$0.65
Exercisable, June 30, 2012	10,027,500	$0.65

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2012:

Warrants Outstanding						Warrants Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$0.55		300,000	$0.55		1.75	300,000	$0.55
$0.75	(1)	600,000	$0.75	(1)	4.08	600,000	$0.75(1)
$0.65		9,127,500	$0.65		1.47	9,127,500	$0.65

(1)

Figure expressed in $CDN

As of June 30, 2012, the aggregate weighted-average intrinsic value of the warrants outstanding and exercisable was $1,604,400.  The weighted-average grant-date fair value of warrants outstanding as of June 30, 2012 was $0.65.

Stock options

In October 2010, the Company granted to Geoff Browne, Chief Executive Officer, 3,000,000 stock options of the Company’s common stock to be purchased at $0.75 per share for a 5 year term, all of which are vested. In addition, the Company granted the directors, Paul Haggis, Timothy Unwin, John Barrington, and George Kent, each 300,000 stock options, for a total of 1,200,000, to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which are vested.

In December 2010, the Company granted director W. Thomas Hodgson 300,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which are vested.

In April 2011, the Company granted consultant Kevin O’Connor 100,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which are vested.

In April 2011, the Company granted director and employee John Barrington 500,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which have vested.

In April 2011, the Company granted director and officer Bill Tafuri 800,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Tafuri and the Company, a total of 266,664 options vested

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

immediately upon the grant of the options; the remaining 533,336 options vest over a two year period.  The vesting of the remaining 533,336 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.

In April 2011, the Company granted employee Dick Klatt 600,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two year period.  The vesting of the remaining 400,000 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.

In January 2012, the Company granted non-qualified stock options of 450,000 shares at an exercise price of $1.00 per share for a 5 year term to Manish Z. Kshatriya, Chief financial Officer and Executive Vice President. Pursuant to the terms of the option agreement, entered into between Mr. Kshatriya and the Company, a total of 150,000 options vest six months from the grant date, 150,000 options will vest 18 months following the grant date, and the remaining 150,000 options vest 30 months following the grant date of the options.

The amount of stock option compensation expense for the year ending June 30, 2011 was $639,731. The expense was calculated using the Black-Scholes pricing model.

The fair value of stock options was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)

Risk free interest rate:

2012:

0.79% - 2.09%

2011:

1.14% - 2.09%

2)

Dividend yield:

2012 & 2011:

0%

3)

Volatility:

2012:

95.11% - 164.27%

2011:

127.32% - 164.27%

4)

Weighted average remaining life:

2012:

3.59 years

2011:

4.52 years

The following table summarizes information about options as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2010	-	$-
Options granted	6,500,000.75
Options expired	-	-

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

Options cancelled	-	-
Outstanding, June 30, 2011	6,500,000	$-
Exercisable, June 30, 2011	6,500,000	$-

Outstanding, July 1, 2011	6,500,000	$.75
Options granted	450,000	1.00
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2012	6,950,000	$0.88
Exercisable, June 30, 2012	6,500,000	$0.75

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$0.75	6,500,000	$0.75	3.52	6,500,000	$0.75
$1.00	450,000	$1.00	4.55	450,000	$1.00

As of June 30, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2012 was $0.88.

Note 6 – Related Party Payable

Effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a "Note" and collectively referred to as the "Notes") entered into with six of the Company's directors. Each Note was for $25,000 and was required to be repaid by the Company on the earlier of one year, or when the Company raised a minimum of $2,000,000 through equity investments. The Notes were interest free for the first six months following the date of the Note and then bore interest at a rate of 8% per annum thereafter. In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company's common stock at a price of $0.55 per share for a period of three (3) years following the date of the Note. The Notes were repaid during the year at the time of the Company's equity financing during the year.

Note 7 – Commitments and Contingencies

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

Effective November 1, 2011, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months.  The Company has its head office at these premises, which is approximately 1,400 square feet.  The annual base rent commitment for the Toronto head office space is CAD $48,094.

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months.  The Company has its field office at these premises, which is approximately 5,500 square feet.  The annual base rent commitment for the Sparks field office space is USD $27,972.

As at June 30, 2012, the Company had a commitment, for the above noted leases, of USD $196,123 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Year	Total Lease Commitment
2012	$196,123
2013	$132,900
2014	$85,994
2015	$39,088
2016 and thereafter	$0

Additionally, in the normal course of operations, certain contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, the outcome of such potential legal actions will not have a material adverse effect on the Company's results of operations, liquidity, or its financial position.

Note 8 - Income Taxes

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of June 30, 2012, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2012 and 2011 due to the following:

Deferred tax assets and the valuation account are as follows:
	For the Years Ended
	June 30,
	2012	2011

Deferred tax asset:
Net operating loss carry forward	$2,729,176	$794,829
Valuation allowance	(2,729,176)	(794,829)
Total	$-	$-

The components of income tax expense are as follows:
	For the Years Ended
	June 30,
	2012	2011

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	1,934,347	497,846
Change in valuation allowance	(1,934,347)	(497,846)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2012 and 2011, the Company has an unused net operating loss carry-forward balance of $2,729,176 and $794,829 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended June 30,
	2012	2011
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2012 and 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2012, 2011, 2010 and 2009.

Note 9 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $8,026,990 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the capital markets and debt financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 10 – Subsequent events

On August 8, 2012, Liberty Silver entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada (the “Hi Ho Properties”). The Hi Ho Properties are the only acreage not controlled by Liberty Silver or its joint venture partner Renaissance Gold Inc. on the Trinity land package.

Liberty Silver Corp

Notes to the Financial Statement

June 30, 2012 and 2011

Under the terms of the Agreement, Liberty Silver will provide cash consideration of US$150,000 and issue 3,000,000 common shares of Liberty Silver stock to Primus. In addition, Primus will be granted a 2% net smelter royalty (“NSR”) on future production from the Hi Ho Properties. The total consideration for the acquisition of the Hi Ho Properties will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance, upon acceptance by Renaissance, pursuant to the applicable area of interest provisions. With the addition of the Hi Ho Properties payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project. Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

As disclosed on Form CB filed with the Securities and Exchange Commission on July 17, 2012, on July 16, 2012 Liberty Silver commenced an offer (the “Offer”) to purchase all of the issued and outstanding common shares of Sennen Resources Ltd. (“Sennen”). The Offer was open for acceptance by Sennen shareholders until 11:59 P.M. on Monday September 10, 2012.  The Offer was not accepted by the requisite number of Sennen shareholders, therefore the Offer was terminated on September 11, 2012 at 12:00 A.M.

Liberty Silver Corp has evaluated subsequent events for the period ended June 30, 2012 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed on Form 8-K filed with the SEC on February 4, 2011, the Company changed its accountants.  The Company has had no disagreements with its accountants, which would be required to be disclosed pursuant to Item 304 of Regulation S-K.

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

As of the end of the period covered by this report, The Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of alerting them on a timely basis to material information required to be included in periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that, as of June 30, 2012, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the our directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2012.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present Position With the Company	Since
R. Geoffrey Browne	58	Chief Executive Officer, Chairman	October 2010
Manish Z. Kshatriya	39	Chief Financial Officer, Executive VP	January 2012
Bill Tafuri	71	President, Chief Operating Officer, Director	October 2010
John Pulos	46	Director	February 2007
John Barrington	67	Director	October 2010
George Kent	82	Director	October 2010
Paul Haggis	60	Director	October 2010

Tim Unwin	69	Director	October 2010
Tom Hodgson	59	Director	December 2010
Dick Klatt	76	Vice President of Exploration	October 2010

Biographical Information

Geoff Browne. Mr. Browne currently serves as our Chief Executive Officer and a Director of the Company.  Mr. Browne has over 30 years of experience in the financial services industry in Canada, the U.S. and London, England.  In addition to his work with the Company, since July 1996 Mr. Browne has served as the Managing Partner of MWI & Partners, a private equity firm located in Ontario, Canada.  As the managing partner of MWI & Partners, Mr. Browne is responsible for making investments for the company.  Prior to founding MWI & Partners, Inc., from September 1976 to June 1996 Mr. Browne was a senior executive with Canadian Imperial Bank of Commerce and CIBC Wood Gundy Inc.  The last position he held at CIBC was Chief of Staff for CIBC World Markets.  Mr. Browne is active on numerous other corporate and not-for-profit Boards, and is one of three independent members of the Investment Review Committee of UBS Global Asset Management (Canada) Co. Mr. Browne is holds a B.A. in economics from the University of Western Ontario.

Manish Z. Kshatriya. Mr. Kshatriya has over 14 years of progressive experience in corporate finance, accounting, taxation and auditing obtained in public accounting practice and industry. From January 2006 until October 2011, Mr. Kshatriya worked for Augen Capital Corp., a Toronto based, Canadian listed mining merchant bank where he served as both the Director of Finance, and most recently the Chief Financial Officer.  As the Director of Finance and Chief Financial Officer, Mr. Kshatriya was responsible for the management and oversight of all financial matters for Augen Capital Corp.  Mr. Kshatriya is a Chartered Accountant and a member of the Institute of Chartered Accountants of Ontario. He is also a Certified Public Accountant in the United States and a member of the Colorado State Board of Accountancy.

William Tafuri.  Mr. Tafuri currently serves as our President, Chief Operating Officer, and as a Director of the Company.  Mr. Tafuri has a Ph.D. in geology and over 35 years of diverse mining and exploration experience in precious and base metals. Mr. Tafuri has worked for a number of major international mining companies and has held management positions in both domestic and foreign locations for Getty Mining Co., Santa Fe Pacific Gold Corp., and Kinross Gold Corp. He has extensive consulting experience, both domestic and foreign. He has extensive exploration and mine development experience in the USA, Central Asia, and Russia. From March 2010to the present Mr. Tafuri has been the President and COO of the Company.  As March of 2010 Mr. Tafuri was responsible for managing the operations of the Company.  From January 2007 to December 2009, Mr. Tafuri was the President of Yellowcake Mining Company, which was located in Vancouver, B.C., Canada, and was in the business of mining.  As of January 2007, Mr. Tafuri was responsible for the acquisition and exploration of uranium properties in Wyoming and Colorado.  From June 2004 to November 2006 Mr. Tafuri was the Vice President of Centrasia Mining Company, which was located in Vancouver, B.C., Canada and was in the business of mining.  As of June 2004, Mr. Tafuri was responsible for the acquisition and exploration of mining properties in Central Asia.  Mr. Tafuri received his B.S. and M.S. degrees in geology at the University of Nevada-Reno and his Ph.D. in geology at the University of Utah.

John Pulos.  Mr. Pulos currently serves as a member of the Board of Directors.  Mr. Pulos has been involved in the real estate market for the past 20 years with a focus on development, investment and obtaining land entitlements throughout the United States and Canada as well as investing in many private and public companies.  From February 2007 to present Mr. Pulos has been a director and officer of Liberty Silver.  In May 2010 Mr. Pulos became CFO and Vice President of Liberty Silver and duties included all filings, accounts payable and help in running the day-to-day operations of Liberty.  In January 2012, Mr.

Pulos stepped down as CFO and Vice President but remains on the Board of Directors.  Mr. Pulos obtained his Bachelor of Arts in Political Science from the University of Washington and a Masters of Science in Real Estate Finance at New York University.

Paul Haggis Mr. Haggis currently serves as a Director of the Company.  In addition to his work as a Director of the Company, from March 2008 to the present, Mr. Haggis has served as the Chairman of the Alberta Enterprise Corporation, a venture capital fund that focuses on first stage ventures.   As the Chairman of the Alberta Enterprise Corporation, Mr. Haggis is responsible for overseeing management and approving, with the board, fund investments and company policy.  Additionally, currently Mr. Haggis is also an active director of Canadian Tire Bank, Chair of the Audit Committee of Advantage Energy of Calgary, Chairman of CA Bancorp, Toronto, and is an Honorary Trustee and of the Royal Ontario Museum.  In Addition Paul has overseen and is actively engaged in the investment program at ICBC as advisor the Investment Committee.  He was Chair of the Investment Committee of the Board until December 31st 2011.   From Sept 2003 until May 2007, Mr. Haggis served as the President and CEO of OMERS, one of Canada’s largest pension plans.  As the President and CEO, Mr. Haggis was responsible for overseeing all of the business operations of OMERS. During Mr. Haggis’ leadership, OMERS assets grew to more than $48 Billion dollars in assets with value added of 2.6 billion dollars.

Timothy Unwin.  Mr. Unwin currently serves as a Director of the Company.  In addition to his work for the Company, Mr. Unwin is also the Chairman of the board of Evoke Neurosciences Inc., a private U.S based company specializing in neurological testing and reporting, and from December 2008 to the present, Mr. Unwin has been a partner emeritus at Blake, Cassels & Graydon LLP in Toronto.  Additionally, from February 2009 to the present, Mr. Unwin has served as a director and member of the Audit Committee of C.A. Bancorp Inc.  From March 2004 until his retirement as an active partner in December 2008, Mr. Unwin worked as the managing partner of the New York Office of Blake, Cassels & Graydon LLP.  As the managing partner, Mr. Unwin oversaw the management of the law firm and worked as a corporate and securities lawyer.  Prior to working as the managing partner of the New York Office of Blake, Cassels & Graydon LLP, Mr. Unwin was also the office managing partner at Blake’s office in London, England.  Mr. Unwin is a graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto and is an institute certified director (ICD.D).

John Barrington. Mr. Barrington currently serves as a consultant to the Company and as a Director of the Company. From January 1, 2007 to December 31, 2012, Mr. Barrington was the President & CEO of Uxmal Communications Ltd., which is located in Toronto, Canada and is a holding company in the communications, media and marketing business.  As January 2007 Mr. Barrington was responsible for strategy and executive functions at Uxmal Communications Ltd.  Additionally, prior to his work for Uxmal Communications Ltd., Mr. Barrington worked in the mining industry at such projects as the Opimiska Mine in Chapais Que and the Lorraine mine in Belleterre Que. Mr. Barrington also worked at TransCanada Pipelines and the Ontario Ministry of Transportation and Communications, where he was head of the Financial Planning Unit. Subsequently Mr. Barrington was one of the founders of the Uxmal Communications partnership, and among many other investments and acquisitions in Canada and the U.S. bought, turned around and later sold Comac, which at the time was Canada’s third largest consumer magazine company.  Mr. Barrington holds a bachelor of engineering science degree from the University of Western Ontario.

George Kent. Mr. Kent currently serves as a Director of the Company.  As a Professional Engineer in geology he has been engaged in worldwide exploration, mining, financing and education for decades, having spent eight years with Watts Griffis and McOuat Limited and significant periods of time employed with major and minor public companies, Noranda, Dresser Industries, Conwest Exploration, nine years as a full professor at the University of Toronto in Geo-Engineering and Arts and Science faculties, and five years as Exploration Geologist and finally as Officer in Charge with the United Nations of an all mineral survey over 120,000 sq kms in Ethiopia.  In addition to his work for the Company, from October, 2011 to the present, Mr. Kent has served as the President of George R. Kent & Associates Ltd since 1980 which firm is engaged in geological and mining consulting across Canada in Ecuador, Bolivia, India, and in some other countries, assisting in public company formation, directorships Santa Maria Mines Ltd and Canadax Mines Ltd 1980 - 1985. He was a founder, CEO, and director of Duration Mines Limited from 1980 - 1985; of Glimmer Resources Inc. from 1986 - 2004 both successful mining, oil and gas producing companies. He was a co-founder (2001) and still serves as Vice President Corporate Development, CFO, and director of Taranis Resources Inc. Mr. Kent belongs to four investment groups, is a member of the Geological Discussion Group, and is a Life Member of the Canadian Institute of Mining and Metallurgy and of the Prospectors and Developers Association. He is very active in mining circles.

W. Thomas Hodgson. In addition to serving as a director of the Company, Mr. Hodgson is also Executive Chairman of Lithium Americas Corp., a TSX-listed mineral exploration company, and Senior Partner and Chairman of Greenbrook Capital Partners Inc., a financial advisory firm, and until May 2011, acted as a consultant and advisor to the Chairman Magna International Inc., one of the world’s largest automotive companies, having a particular specialization in sourcing venture investment opportunities for the company.  Mr. Hodgson has over twenty years’ experience in capital markets research, corporate advisory matters and consulting.  He is currently a director of Helix Biopharma Corp. and Lithium Americas Corp., has been a board member of MI Developments Inc., and was Director, President and Chief Executive Officer of Magna Entertainment Corp. from March 2005 to March 2006.  From November 2002 to March 2005, Mr. Hodgson was President of Strategic Analysis Corporation.  Prior to that, Mr. Hodgson held senior positions with Canadian financial institutions and U.K. companies, including Canadian Imperial Bank of Commerce, Canada Permanent Trust Co. Central Guaranty Trust, where he served as President and Chief Executive Officer, Marathon Asset Management Inc., where he served as President, and GlobalNetFinancial.com, where he served as Chief Operating Officer and then as President and Chief Executive Officer.  Mr. Hodgson holds an MBA from Queen’s University, Kingston, Ontario.

H. Richard ‘Dick’ Klatt.  Mr. Klatt currently serves as vice president of exploration for the Company.  Mr. Klatt has over 40 years of diverse mining and exploration experience in precious and base metals.  He has worked for a number of major mining companies.  From 2007 through 2009 he served as contract exploration manager of Yellowcake Mining, Inc., Las Vegas Nevada, during which time he organized and oversaw exploration drilling for uranium in the Uravan mineral belt, Colorado.  From 2006 through 2007 he worked as a consulting minerals exploration geologist during which time he: (i) completed an economic geology review of the La Sal uranium district for Superior Uranium, Moab, Utah; (ii) completed extensive lithology-logging for base and precious metals for a drill program at the south rim of the Bingham copper mine, Utah, for Grand Central Silver Mines, Carrollton, Texas; (iii) directed a 2,100 feet diamond drilling program for gold and cobalt in the Belt-Percell basin, eastern Idaho, for Salmon River Resources, Vancouver, British Columbia, Canada; (iv) completed a 6,000 feet diamond drilling program for zinc in western Utah for Franconia Minerals Corp., Spokane, Washington; and (v) Directed a 6,000 m rotary drilling program for uranium in western Colorado for U.S. Energy,  Riverton, Wyoming.  From 2004 through 2005, he worked as a consulting minerals exploration geologist for Kennecott Exploration Company located in Salt Lake City, Utah.  During this time he also oversaw initial development drilling for vein-hosted base metals in the Zacatecas district, Zacatecas, Mexico, for Capstone Gold, Vancouver, British Columbia, Canada.  Mr. Klatt received his B.S. degree in geology at the University of Illinois, Urbana, Illinois.

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

Code of Ethics

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters.  All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3.  The Company’s Code of Business Conduct and Ethics has also posted on our website at, www.libertysilvercorp.com.

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

							Non-Equity	Non-qualified
							Incentive	Deferred
				Stock	Option		Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)		Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)		(#)	($)	($)	($)

Geoff Browne	2012	200,004	--	--	--		--	--	--	200,004
CEO	2011	166,673	--	--	1,468,451	(2)	--		--	1,635,124

Bill Tafuri, President,	2012	120,000	--	--	--		--	--	--	120,000
COO	2011	120,000	--	--	292,251	(2)	--	--	--	412,251
	2010	30,000	--	--	--		--	--	--	30,000

Manish Z. Kshatriya	2012	60,357	--	--	296,133	(2)	--	--	--	356,490
CFO

Dick Klatt (1)	2012	96,000	--	--	--		--	--	--	96,000
	2011	93,600	--	--	219,188	(2)	--	--	--	312,788
	2010	20,000	--	--	--		--	--	--	20,000

John Pulos	2011	--	--	--	--		--	--	--	--
CFO (3)	2010	--	--	--	--		--	--	--	--

(1) Dick Klatt serves as the vice president of exploration of the Company.

(2) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

(3) John Pulos resigned as the Chief Financial Officer of the Company on January 16, 2012.

Grant of Plan Based Awards

The following table provides a summary of equity awards granted to the Company’s executive officers during the fiscal year ended June 30, 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Geoff Browne	October 18, 2010	--	--	--	--	--	--	--	3,000,000.75		1,468,451(1)
William Tafuri	April 19, 2011	--	--	--	--	--	--	--	800,000.75		292,251(1)
Manish Kshatriya	January 16, 2012	--	--	--	--	--	--	--	450,000	1.00	296,133 (1)

Dick Klatt	April 19, 2011	--	--	--	--	--	--	--	600,000.75		219,188(1)
John Pulos	--	--	--	--	--	--	--	--	--	--	--

(1) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 4 in the Notes to the Financial Statements herein.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2012, for each of our named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Geoff Browne	3,000,000	--	--	.75	October 18, 2015	--	--	--	--
William Tafuri	266,664	533,336	--	.75	April 19, 2016	--	--	--	--
Dick Klatt	200,000	400,000	--	.75	April 19, 2016	--	--	--	--
Manish Kshatriya	150,00	300,00	--	1.00	July 16, 2019	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2012 by our named executive officers.  In addition, there were no shares acquired by our named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

We are not party to any change of control agreements with any of our directors or executive officers.

Employment Agreement; Employment Arrangement

Geoff Browne currently serves as the Chief Executive Officer and Executive Vice President of the Company.  Pursuant to an agreement dated October 18, 2010, (the “Agreement”) Mr. Browne is paid an annual salary of $200,000, as well as an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Company’s Board of Directors.  In conjunction with the entry into the Agreement, the Company granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Company at a price of

$.75 per share.

Manish Z. Kshatriya currently serves as the Chief Financial Officer of the Company.  Pursuant to an arrangement with the Company, in consideration of his services to the Company, Mr. Kshatriya’s is paid $2,500 per week.  Additionally, in January of 2012 he was granted stock options to purchase up to a total of 450,000 shares the Company’s common stock at an exercise price of $1.00 per share.  The options are subject to the following vesting schedule: (i) 150,000 options vest six months after January 16, 2012; (ii) 150,000 options vest one and a half years after January 16, 2012; and (iii) 150,000 options vest two and one half years after January 16, 2012.

Bill Tafuri currently serves as the Chief Operating Officer of the Company. Pursuant to an arrangement with the Company, in consideration of Mr. Tafuri’s services to the Company, Mr. Tafuri is paid $120,000 annually.  Additionally, in April 2011, Mr. Tafuri was granted stock options to purchase 800,000 shares of the Company’s common stock at $0.75 per share for a 5-year term.  Pursuant to the terms of the option agreement, entered into between Mr. Tafuri and the Company, a total of 266,664 options vested immediately upon the grant of the options; the remaining 533,336 options vest over a two-year period.  The vesting of the remaining 533,336 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.

Dick Klatt currently serves as the Vice President of Exploration of the Company. Pursuant to an arrangement with the Company, in consideration of Mr. Klatt’s services to the Company, Mr. Klatt is paid $96,000 annually.  Additionally, in April 2011, Mr. Klatt was granted stock options to purchase 600,000 shares of the Company’s common stock at $0.75 per share for a 5-year term.  Pursuant to the terms of the option agreement, entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two-year period.  The vesting of the remaining 400,000 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations

Equity Compensation Plan Information

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board, through its compensation committee, determines the amount of director compensation. The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2012.

Director	Fees	Stock	Option	Non-Equity	Nonqualified	All Other
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation
	or Paid	($)	($) (1)	Compensation	Compensation	($)
	in Cash			($)	Earnings
	($)						Total ($)
Geoff Browne (3)	--	--	--	--	--	--	--
William Tafuri (3)	--	--	--	--	--	--	--
John Pulos (3)	--	--	--	--	--	--	--
John Barrington	120,000(2)	---	---	---	---	---	120,000
George Kent	--	---	---	---	---	---	---
Timothy Unwin	--	---	---	---	---	--	---
Paul Haggis	--	---	---	---	---	---	---
W. Thomas Hodgson	--	---	---	---	---	---	---

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	This figure represents fees paid to John Barrington for consulting services rendered to the Company, not in his capacity as a director.
(3)	Refer to the summary compensation table in Item 11 executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

 The following table gives information about our Equity Compensation Plan as of June 30, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column)
Plan category			(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	6,950,000	$0.88	1,121,083

Total	6,950,000	$0.88	1,121,083

Security Ownership of Certain Beneficial Owners

The following table sets forth as of September 25, 2012, the name and the number of shares of the Company’s common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of common stock, and the name and shareholdings of each director and of all executive officers and directors as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Geoff Browne (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	2,550,000	3.2%
Common	Manish Z. Kshatriya (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	0	0%
Common	William Tafuri (1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	2,110,000	2.6%

Common	John Pulos (1) 675 Sierra Rose Drive, Suite 112 Reno, NV 89511	10,000,000	12.4%
Common	John Barrington (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,000,000	1.2%
Common	George Kent (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,050,000	1.3%
Common	Timothy Unwin (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,050,000	1.3%
Common	Paul Haggis (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,250,000	1.5%
Common	W. Thomas Hodgson (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,100,000	1.4%
Common	H. Richard Klatt (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J2T3	1,000,000	1.2%
Common	All Directors and Executive Officers as a Group (9 in number)	21,110,000	26.1%

 (1) Director or Officer of Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six of the Company’s directors.  Each Note was for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note.  The Notes were repaid through the issuance of shares of common stock in the Company on December 19, 2011.

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

Director Independence

The Company’s common stock is currently traded on the OTCBB, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Form 10-K with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these standards, the Company’s board of directors has determined that W. Thomas Hodgson, Timothy Unwin, Paul Haggis, and George Kent are “independent”.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

Morrill & Associates served as the Company’s independent registered public accounting firm for the years ended June 30, 2012 and 2011, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Morrill & Associates for the year ended June 30, 2012 and 2011, are summarized as follows:

	2012	2011
Audit	$15,000	$23,000
Audit related	$0	$0
Tax	$0	$0
All other	$0	$0
Total	$15,000	$23,000

Audit Related Fees

(2)

Morrill & Associates did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2012 and 2011.

Tax Fees

(3)

The aggregate fees billed by Morrill & Associates for tax compliance, advice and planning were $0.00 for the fiscal years ended June 30, 2012 and 2011.

All Other Fees

 (4)

Morrill & Associates did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2012 and 2011.

Audit Committee’s Pre-approval Policies and Procedures

(5)

At the Company’s regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The audit committee has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

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

10.3

Employment Agreement and accompanying Stock Option Agreement dated October 18, 2010, by and between Liberty Silver Corp. and Geoff Browne (incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on October 19, 2010).

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

10.12	Subscription Agreement dated November 10, 2011(incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).
10.13	Subscription Receipt and Escrow Agreement dated November 10, 2011(incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).
10.14	Registration Rights Agreement dated November 10, 2011(incorporated by reference from exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document.*
101	INS XBRL Instance Document*

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.*
101	LAB XBRL Taxonomy Extension Label Linkbase Document.*
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.*
101	DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer

Date:  September 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ R. Geoffrey Browne

R. Geoffrey Browne, Director

Date:  September 28, 2012

By: /s/ Thomas Hodgson

Thomas Hodgson, Director

Date:  September 28, 2012

By: /s/ Timothy Unwin

Timothy Unwin, Director

Date:  September 28, 2012

By: /s/ Paul Haggis

Paul Haggis, Director

Date:  September 28, 2012

By: /s/ John Pulos

John Pulos, Director

Date:  September 28, 2012