Form 10-Q
period 2012-09-30
LIBERTY SILVER CORP
filed 2012-10-25
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 24, 2012 the Issuer had 83,694,167 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2012, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5-6

Notes to Unaudited Financial Statements	7-10

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	September 30,	June 30,
	2012	2012
	(unaudited)
Current Assets
Cash and cash equivalents	$874,564	$1,694,914
Deposit	11,221	10,906
Other	63,222	34,335
Prepaid	203,033	56,624
Total current assets	1,152,040	1,796,779

Property and Equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(5,951)	(4,214)
Mining interests	129,119	129,119
Total property and equipment	157,900	159,637

Total assets	$1,309,940	$1,956,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,634	$96,323
Accrued liabilities	98,080	71,625
Total current liabilities	157,714	167,948

Total liabilities	157,714	167,948

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
200,000,000 shares authorized;
80,810,834 and 80,710,834 shares issued and outstanding, respectively	80,811	80,711
Additional paid-in-capital	10,934,059	9,937,509
Issue costs	(205,071)	(202,763)
Deficit accumulated during the exploration stage	(9,657,573)	(8,026,989)
Total stockholders’ equity	1,152,226	1,788,468
Total liabilities and stockholders’ equity	$1,309,940	$1,956,416

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses
Financing costs associated with valuation of warrants	781,968	77,291	3,170,319
Operation and administration	439,668	13,803	2,141,299
Exploration	198,401	9,646	1,689,834
Consulting	2,916	199,133	1,101,381
Stock compensation	139,682	200,051	1,066,164
Legal and accounting	77,235	199,648	478,583
Impairment of mining interests	-	-	11,800

Total operating expenses	1,639,870	699,572	9,659,380

Income (loss) from operations	(1,639,870)	(699,572)	(9,659,380)

Other income (expense)
Interest income	-	-	1,220
Interest expense	(81)	(97)	(484)
Total other income (expense)	(81)	(97)	736

Loss before income tax	(1,639,951)	(699,669)	(9,658,644)

Provision for income taxes	-	-	-
Net loss	(1,639,951)	(699,669)	(9, 658,644)

Gain (loss) foreign exchange	9,367	(27,559)	1,071

Comprehensive loss	$(1,630,584)	$(727,228)	$(9,657,573)

Loss per common share – basic and fully diluted	$(0.02)	$(0.01)
Weighted average common shares	78,278,094	70,933,334

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities

Comprehensive loss	$(1,630,584)	$(727,228)	$(9,657,573)
Adjustments to reconcile net (loss)
to net cash used in operating activities
Valuation of warrants associated with financing	781,968	77,291	3,170,319
Valuation of stock option issuance	139,682	200,051	1,066,164
Shares issued in to settle contractual obligation	-	-	416,000
Depreciation expense	1,737	-	5,951
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(146,409)	(34,151)	(203,033)
(Increase) in deposit	(315)	-	(11,221)
(Increase) in other assets	(28,887)	-	(63,222)
Increase (decrease) in accounts payable	(36,689)	(6,192)	59,634
Increase (decrease) in accrued expenses	26,455	(1,137)	98,080
Net cash used in operating activities	(893,042)	(491,366)	(5,118,901)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	-	(29,765)	(129,119)
Net cash used in investing activities	-	(29,765)	(163,851)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Payments on related party note	-	-	(150,000)
Proceeds from issuance of common stock	75,000	688,639	6,362,387
Issue costs	(2,308)	-	(205,071)
Net cash provided by financing activities	72,692	688,639	6,157,316

Increase (decrease) in cash and cash equivalents	(820,350)	167,508	874,564
Cash and cash equivalents, beginning of period	1,694,914	16,723	-
Cash and cash equivalents, end of period	$874,564	$184,231	$874,564
The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For Three Months ended September 30,		Cumulative from February 20, 2007 (inception) through September 30,
	2012	2011	2012
Supplement Disclosures:
Cash paid for interest	$81	$97	$484
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.

An Exploration Stage Company

Notes to Interim Unaudited Financial Statements

For the Three Months Ended September 30, 2012

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2012. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, unless otherwise stated.

Note 2 – Nature of Operations

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

The Company is reviewing other potential acquisitions in the resource and non-resource sectors. While the Company is in the process of completing due diligence reviews of several opportunities, there is no guarantee that it will be able to reach any agreement to acquire such assets.

Note 3 - Mineral Property

Pursuant to a mineral property purchase agreement dated May 24, 2007, the Company acquired a 100% undivided right, title and interest in a mineral claim, located in Section 8 of T35N, R36E Mount Diablo Base Meridian in Elko County, within the state of Nevada for a cash payment of $10,000. The Company was required to annually renew the lease on the land with the state for $1,800 and has not renewed the lease as of fiscal year end, June 30, 2010. The lease has expired.

Since the Company had not established the commercial feasibility of the mineral claim, the acquisition costs had been capitalized. The Company has not depleted the mineral claims as no proven reserves have been found. The Company was not able to keep the mineral claim in good standing due to lack of funding. The Company allowed the mineral claim to lapse at the end of June 2009. At June 30, 2009, the Company determined that there was little, or no, possibility of the company generating revenues related to the mining interests. This, coupled with the lapse of the mineral claims lease, was determined to be an impairment of the asset. As such, the Company’s management determined to fully impair the mining interests, which was charged to the Company’s statements of operations in the amount of $11,800.

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada, which consists of a total of approximately 10,600 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

Under the Agreement, the Company may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of: (1) a signing payment of $25,000, which has been made and has been capitalized; (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016; and, (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.

On August 8, 2012, Liberty Silver entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada (the “Hi Ho Properties”). The Hi Ho Properties are the only acreage not controlled by Liberty Silver or its joint venture partner Renaissance Gold Inc. on the Trinity land package.  The Company completed the transaction on October 15, 2012, as further described in Note

6 – Subsequent Events.

The Company has completed some financing transactions, and continues to pursue additional financing opportunities in order to obtain the capital needed to fulfill its financial obligations under the terms of the Earn-In Agreement. There has been no mining of resources to date.

Note 4 – Capital Stock and Warrants

Authorized

The total authorized capital is 200,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

On September 28, 2012, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000.  The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011.  The Units were comprised of one common share and one half of one common share purchase warrant.

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $9,657,573 and further losses are anticipated in the development of its business.  Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

In order to continue to meet its fiscal obligations beyond the next nine to twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the capital markets and debt financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 6 – Subsequent Events

On October 3, 2012, the Company issued 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $225,000.  The warrants were originally issued pursuant to a private placement offering of 1,000,000 Units on August 4, 2011.  The Units were comprised of one common share and one half of one common share purchase warrant.  For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

On October 5, 2012, Liberty Silver was named in an Order of Suspension of Trading (the "Order") from the US Securities and Exchange Commission (the “SEC”).  Pursuant to the Order, trading in the Company's securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol "LBSV" removed from the OTC Bulletin Board (the "OTCBB") as it became Ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.

On October 12, 2012, the Ontario Securities Commission issued a cease trade order providing that trading in the securities of Liberty Silver Corp. (excepting issuances from treasury) shall cease until 11:59 pm EST on October 18, 2012 (the “OSC Order”).  The OSC Order was effective for the same time frame as the Order of Suspension of Trading imposed by the SEC.

On October 15, 2012, the Company completed a transaction to acquire approximately 100 acres of land located adjacent to the former Trinity Mine on the Company’s Property in Nevada (the “Hi Ho Property”).  In closing the Hi Ho Property transaction, Liberty Silver paid cash consideration of US$250,000 plus transaction expenses, issued 2,583,333 Liberty Silver common shares (the “Liberty Silver Shares”) to Primus Resources, L.C., a Wyoming limited liability company, and James A. Freeman (collectively “Seller”) at a deemed value of US$1,860,000 (US$0.72 per share), and also granted Seller a 2% net smelter royalty on future production from the Hi Ho Property. In addition, pursuant to a registration rights agreement entered into between Liberty Silver and Seller, Liberty Silver will pay Seller additional consideration as follows:

•

if a registration statement is declared effective by the United States Securities Exchange Commission in respect of the Liberty Silver Shares by March 1, 2013, Liberty Silver will issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to  2,861,111 shares at a deemed value of US$2,060,000  (US$0.72 per share); or

•

if a registration statement is not declared effective by the United States Securities Exchange Commission in respect of the Liberty Silver Shares by March 1, 2013, Liberty Silver will pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeds US$0.72 per share, Liberty Silver will issue an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

The total consideration for the acquisition of the Hi Ho Property will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance pursuant to the applicable area of interest provisions.  With the addition of the Hi Ho Property payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project.  Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

On October 19, 2012, the cease trade orders imposed by the Securities and Exchange Commission and the Ontario Securities Commission expired.  Trading in the Company’s shares on the TSX in Canada resumed on Monday, October 22, 2012.  The Company's stock was not immediately listed, traded or quoted on any of the OTC Markets.  The Company is taking steps to meet requirements necessary to permit its stock to resume trading on the OTCBB.  The Company’s stock may be traded in the US on the “grey market” or through US broker dealers who have access to the TSX.

The Company has evaluated subsequent events for the interim period ended September 30, 2012 through the date that the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

DESCRIPTION OF BUSINESS

The Corporation

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 108, Carson City Nevada 89701, and its head office is located at 181 Bay Street, The Bay / Wellington Tower, Suite 2330, P.O. Box 848, Toronto, Ontario, Canada, M5J 2T3, and the telephone number is 888-749-4916.

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

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,600 acres, which includes 248 unpatented lode mining claims and portions of nine sections of private land. The specific location of the Trinity Project is discussed in more detail in Item 2 entitled “Properties” herein.

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

The Company expects the following environmental permits will be necessary for any anticipated operations:

•

Permit for Reclamation

•

Water Pollution Control Permit

•

Air Quality Operating Permit

•

Industrial Artificial Pond Permit

•

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

Ownership Interest – Earn-In Agreement

As noted above, the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-in Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”), as set out below. The following is intended to be a summary of some of the material terms of the Earn-in Agreement, and is subject to, and qualified in its entirety, by the full text of the Earn-in Agreement.

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

Subsequent Events

On October 3, 2012, the Company issued 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $225,000.  The warrants were originally issued pursuant to a private placement offering of 1,000,000 Units on August 4, 2011.  The Units were comprised of one common share and one half of one common share purchase warrant.  For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933.

No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

On October 5, 2012, Liberty Silver was named in an Order of Suspension of Trading (the "Order") from the US Securities and Exchange Commission.  Pursuant to the Order, trading in the Company's securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol "LBSV" removed from the OTC Bulletin Board (the "OTCBB") as it became Ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.

On October 12, 2012, the Ontario Securities Commission issued a cease trade order providing that trading in the securities of Liberty Silver Corp. (excepting issuances from treasury) shall cease until 11:59 pm EST on October 18, 2012 (the “OSC Order”).  The OSC Order was effective for the same time frame as the Order of Suspension of Trading imposed by the SEC.

On October 15, 2012, the Company completed a transaction to acquire approximately 100 acres of land located adjacent to the former Trinity Mine on the Company’s Property in Nevada (the “Hi Ho Property”).  In closing the Hi Ho Property transaction, the Company paid cash consideration of US$250,000 plus transaction expenses, issued 2,583,333 Liberty Silver common shares (the “Liberty Silver Shares”) to Primus Resources, L.C., a Wyoming limited liability company, and James A. Freeman (collectively “Seller”) at a deemed value of US$1,860,000 (US$0.72 per share), and also granted Seller a 2% net smelter royalty on future production from the Hi Ho Property. In addition, pursuant to a registration rights agreement entered into between the Company and Seller, the Company will pay Seller additional consideration as follows:

•

if a registration statement is declared effective by the United States Securities Exchange Commission in respect of the Liberty Silver Shares by March 1, 2013, Liberty Silver will issue an additional 277,778 Liberty Silver common shares to Seller, thereby increasing the total aggregate number of shares issued to  2,861,111 shares at a deemed value of US$2,060,000  (US$0.72 per share); or

•

if a registration statement is not declared effective by the United States Securities Exchange Commission in respect of the Liberty Silver Shares by March 1, 2013, Liberty Silver will pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeds US$0.72 per share, Liberty Silver will issue an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

The total consideration for the acquisition of the Hi Ho Property will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance pursuant to the applicable area of interest provisions.  With the addition of the Hi Ho Property payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project.  Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

On October 19, 2012, the cease trade orders imposed by the Securities and Exchange Commission and the Ontario Securities Commission expired.  Trading in the Company’s shares on the TSX in Canada resumed on Monday, October 22, 2012.  The Company's stock was not immediately listed, traded or quoted on any of the OTC Markets.  The Company is taking steps to meet requirements necessary to permit its stock to resume trading on the OTCBB.  The Company’s stock may be traded in the US on the “grey market” or through US broker dealers who have access to the TSX.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its results of operation and financial condition for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenue

During the three-month periods ended September 30, 2012 and 2011, the Company generated no revenue.

Expenses

During the three month period ended September 30, 2012, the Company reported total operating expenses of $1,639,870 compared to $699,572 during the three month period ended September 30, 2011, an increase of $940,298, or approximately 134%.   The increase in operating expenses is primarily due to increases in financing cost associated with valuation of warrants, operation and administration expense, and exploration expense.  The increase in these expenses was partially offset by a decrease in consulting expense, legal and accounting expense, and stock compensation expense.  The net increase in operating expenses is primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver properties located in Pershing County, Nevada.

Comprehensive Loss

The Company had a comprehensive loss of $1,630,584 for the three months ended September 30, 2012, compared to a comprehensive loss of $727,228, for the three months ended September 30, 2011, a change of $903,356 or approximately 124%.  The change in comprehensive loss was primarily due to an increase in operating expenses as described above, partially offset by the gain from foreign exchange translations during the current period, versus a loss from foreign exchange translations during the comparative period.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations beyond the next nine to twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

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

Effective September 28, 2012, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants for gross proceeds of CDN$ 75,000.

Effective October 3, 2012, the Company issued 300,000 common shares upon the exercise of 300,000 whole warrants for gross proceeds of CDN$ 225,000.

As at the date of this Form 10-Q, there are 9,627,500 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $6,247,875.

Current Assets and Total Assets

As of September 30, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $1,152,040, as compared to total current assets of $1,796,779 at June 30, 2012, a decrease of $644,739, or approximately 36%; and ii) total assets of $1,309,940, as compared to total assets of $1,956,416 at June 30, 2012, an decrease of $646,476 or approximately 33%.  The decrease in assets was primarily due to cash used in operating activities, partially offset by a net increase in other working capital items.

Total Current Liabilities and Total Liabilities

As of September 30, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $157,714, compared to total current liabilities and total liabilities of $167,948 at June 30, 2012, a decrease of $10,234 or approximately 6%.  The net decrease in liabilities was due to a decrease in accounts payable, partially offset by an increase in accrued liabilities.  The current liabilities of the Company are expected to be settled in the regular course of business.

Cash Flow

During the three months ended September 30, 2012 cash was primarily used to fund operations. The Company reported a net decrease in cash during the three months ended September 30, 2012 as compared to September 30, 2011.  See below for additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2012	2011

Net cash used in operating activities	$ (893,042)	$ (491,366)
Net cash used in investing activities	-	(29,765)
Net cash from financing activities	72,692	688,639

Net Change in Cash	$ (820,350)	$ 167,508

During the three months ended September 30, 2012, net cash used in operating activities was $893,042, compared to net cash used in operating activities of $491,366 during the three months ended September 30, 2011.  The increase in net cash used in operating activities of $401,676 is primarily due to: a comprehensive loss of $1,630,584 during the current period versus a comprehensive loss of $727,228 in the comparative period; net changes in working capital items of $185,845 during the current period versus net changes in working capital items of $41,480 during the comparative period; partially offset by non-cash items of $923,387 during the current period versus non-cash items of $277,342 during the comparative period.

During the three months ended September 30, 2012, the Company did not use any cash for investing activities, as compared to $29,765 used in investing activities during the comparative period when the Company invested in furniture and office equipment.

During the three months ended September 30, 2012, net cash from financing activities was $72,692, compared to net cash from financing activities of $688,639 during the three months ended September 30, 2011.  During the current period, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000.  The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011.  The Units were comprised of one common share and one half of one common share purchase warrant.  During the comparative period, the Company issued a combined 1,200,000 Units, consisting of one common share and one half of one common share purchase warrant, at CDN $0.55 per Unit, for gross proceeds of CDN $660,000.  The CDN proceeds were translated to USD $688,639.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to the period covered by this report, on October 3, 2012, the Company issued 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $225,000.  The warrants were originally issued pursuant to a private placement offering of 1,000,000 Units on August 4, 2011.  The Units were comprised of one common share and one half of one common share purchase warrant.  For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Subsequent to the period covered by this report, as reported on Form 8-K filed with the Securities and Exchange Commission on October 16, 2012, as partial consideration for the Company’s acquisition of the Hi Ho Properties discussed in Part I Item 2 herein, the Company issued 2,583,333 restricted shares of common stock of the Company to the Seller at a deemed value of US $1,860,000 (US $0.72 per share). For the above share issuance the shares were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

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

101

INS XBRL Instance Document.

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

 Executive VP & Chief Financial Officer

Date:  October 24, 2012

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  October 24, 2012