Form 10-Q
period 2012-12-31
LIBERTY SILVER CORP
filed 2013-02-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
888-749-4916

Registrant’s telephone number, including area code

Copies to:

Gary S. Joiner, Esq.

Frascona, Joiner, Goodman and Greenstein, P.C.

4750 Table Mesa Drive,

Boulder, Colorado 80305

Telephone: (303) 494-3000

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

As of February 14, 2013 the Issuer had 83,714,167 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-11

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	June 30,
	2012	2012
		Note 7
	(unaudited)
Current Assets
Cash and cash equivalents	$246,874	$1,694,914
Deposit	11,119	10,906
Other	99,212	34,335
Prepaid	44,127	56,624
Total current assets	401,332	1,796,779

Property and Equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(7,687)	(4,214)
Mining interests	2,531,539	129,119
Total property and equipment	2,558,584	159,637

Total assets	$2,959,916	$1,956,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$298,587	$96,323
Accrued liabilities	447,198	71,625
Total current liabilities	745,785	167,948

Total liabilities	745,785	167,948

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
300,000,000 shares authorized;
83,714,167 and 80,710,834 shares issued and outstanding, respectively	83,714	80,711
Additional paid-in-capital	9,906,510	7,469,219
Deficit accumulated during the exploration stage	(7,776,093)	(5,761,462)
Total stockholders’ equity	2,214,131	1,788,468
Total liabilities and stockholders’ equity	$2,959,916	$1,956,416

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For Three Months Ended		For Six Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
		(Note 7)		(Note 7)
Revenue	$-	$-	$-	$-	$-

Operating expenses
Operation and administration	504,919	370,688	1,084,268	667,364	3,835,205
Exploration	185,784	8,755	384,184	18,401	1,875,617
Consulting	1,830	136,138	4,746	335,271	1,103,211
Legal and accounting	468,802	(85,254)	546,037	114,394	947,385
Impairment of mining interests	-	-	-	-	11,800

Total operating expenses	1,161,335	430,327	2,019,235	1,135,430	7,773,218

Income (loss) from operations	(1,161,335)	(430,327)	(2,019,235)	(1,135,430)	(7,773,218)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	(4,679)	1,624	4,686	(25,935)	(3,610)
Interest income	-	-	-	-	1,220
Interest expense	(2)	(23)	(82)	(120)	(485)
Total other income or gain (expense or loss)	(4,681)	1,601	4,604	(26,055)	(2,875)

Loss before income tax	(1,166,016)	(428,726)	(2,014,631)	(1,161,485)	(7,776,093)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	$(1,166,016)	$(428,726)	$(2,014,631)	$(1,161,485)	$(7,776,093)

Loss per common share – basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares	83,300,028	70,933,334	81,998,357	70,933,334
The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For Six Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	December 31,		December 31,
	2012	2011	2012
		(Note 7)
Cash flows from operating activities

Net loss and comprehensive loss	$(2,014,631)	$(1,161,485)	$(7,776,093)
Adjustments to reconcile net (loss)
to net cash used in operating activities

Valuation of warrants	-	82,824	122,824
Valuation of stock option issuance	279,365	352,491	1,205,847
Shares issued to settle contractual obligation	-	-	416,000
Depreciation expense	3,473	1,937	7,687
Shares issued for services	-	110,000	110,000

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	12,497	(5,040)	(44,127)
(Increase) in deposit	(213)	(7,695)	(11,119)
(Increase) in other assets	(64,877)	(13,584)	(99,212)
Increase (decrease) in accounts payable	202,264	90,711	298,587
Increase (decrease) in accrued expenses	375,573	(116,984)	447,198
Net cash used in operating activities	(1,206,549)	(666,825)	(5,322,408)

Cash flows from investing activities
Cash used for furniture and equipment	-	(29,059)	(34,732)
Cash paid for mining interests	(542,420)	(29,765)	(671,539)
Net cash used in investing activities	(542,420)	(58,824)	(706,271)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from issuance of common stock	318,293	4,992,389	6,345,681
Issue costs	(17,364)	(253,439)	(220,128)
Net cash provided by financing activities	300,929	4,738,950	6,275,553

Increase (decrease) in cash and cash equivalents	(1,448,040)	4,013,301	246,874

Cash and cash equivalents, beginning of period	1,694,914	16,723	-

Cash and cash equivalents, end of period	$246,874	$4,030,024	$246,874

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)

	For six months ended December 31,		Accumulated from February 20, 2007 (inception) through June 30,
	2012	2011	2012

Supplemental Disclosures:

Cash paid for:
Interest	$82	$120	$486
Income tax	$-	$-	$-

Non-cash financing activities:
Common stock issued to settle related party note	$-	$-	$150,000
Common stock issued to acquire mining interests	$1,860,000	$-	$1,860,000

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2012

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2012. The interim results for the period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

Note 2 – Nature of Operations

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J3T3, and our telephone number is 888-749-4916. As of the date of this Form 10-Q, the Company has no subsidiaries.

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  The plan of operation for the fiscal year ending June 30, 2013 is to conduct additional mineral exploration activities at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

Note 3 - Mineral Property

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement. On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Exploration Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project. The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc.

holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties. Currently the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”).

Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company has satisfied item (2), and will report its compliance as of March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement.

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”). The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project. Under the terms of the Purchase Agreement, the Company provided cash consideration of US$250,000 and issued 2,583,333 restricted shares of common stock of the Company to Seller. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company will pay Seller additional consideration as follows:

•  if this registration statement is declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver will issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•  if this registration statement is not declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver will pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeds US$0.72 per share, Liberty Silver will issue an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

The Trinity Project consists of a total of approximately 10,600 acres, including 5,676 acres of fee land and 253 unpatented mining claims.

The Company has completed some financing transactions, and continues to pursue additional financing opportunities in order to obtain the capital needed to fulfill its financial obligations under the terms of the Earn-In Agreement. There has been no mining of resources to date.

Note 4 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

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

On October 15, 2012, in connection with the acquisition of the Hi Ho Properties as described in Note 3 – Mineral property, the Company issued 2,583,333 common shares.  The common shares were valued at $0.72 per share for a total value of $1,860,000 for the shares..

On November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20,000 whole warrants at an exercise price of $0.65 per common share, for gross proceeds of US $13,000. The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $7,776,093 and further losses are anticipated in the development of its business.  Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 6 – Subsequent Events

On January 7, 2013, the Company announced that SRK Consulting (U.S) Inc. had prepared an updated National Instrument 43-101 compliant resource estimate, a copy of which would be filed within 45 days of the news release.

On January 24, 2013, the Company filed an amended registration statement on Form S-1.  The prospectus relates to the resale by the selling stockholders of up to 12,610,833 shares of common stock, including a total of (i) 2,983,333 currently issued and outstanding shares of which 2,583,333 were issued by the Company in conjunction with a property acquisition transaction, and 400,000 were issued upon exercise of warrants; and (ii) a total of 9,627,500 shares issuable upon exercise of outstanding warrants. The selling stockholders may sell common stock from time to time in any market on which the stock is traded at the prevailing market price or in negotiated transactions.

The Company had filed the original registration statement on Form S-1 on November 15, 2012.

The Company has evaluated subsequent events for the interim period ended December 31, 2012 through the date that the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

Note 7 – Restatement

The comparative columns for the three and six-month periods ended December 31, 2011 in the accompanying Statements of Operations and Statements of Cash Flows have been restated to correct the accounting related to the issuance of warrants included in “Units” issued by the Company pursuant to various private placement offerings.  This error resulted in $344,728 and $339,195 being incorrectly expensed and included in additional paid-in capital in the previously issued financial statements for these periods, respectively.  Additionally, the comparative audited balance sheet, as at and for the year ended June 30, 2012, has been adjusted to reflect the cumulative change resulting from the accounting error by reducing both additional paid-in capital and deficit accumulated during the exploration stage by $2,265,527.

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

DESCRIPTION OF BUSINESS

The Corporation

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3, and our telephone number is 888-749-4916.

Current Operations

Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities, and on May 24, 2007, purchased the Zone Lode mining claim located in Elko County, Nevada, for a purchase price of $10,000. The objective was to conduct mineral exploration activities on the Zone Lode claim to assess whether it contained economic reserves of copper, gold, silver, molybdenum or zinc. The Company was not able to determine whether this property contained reserves that were economically recoverable and ceased its attempts at developing this property.  The current business operations are focused on exploring the Trinity Silver property located in Pershing County, Nevada (the “Trinity Project”).  The Company has not yet commenced development stage activities, but intends to engage in efforts to develop the Trinity Project in the future.

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement. On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Exploration Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project. The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties. Currently the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”).

The Trinity Project consists of a total of approximately 10,600 acres, including 5,676 acres of fee land and 253 unpatented mining claims. Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company is current with item (2), and expects to complete this requirement by March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement.

The Company’s business operations are currently focused on efforts to explore the Trinity Project.  The Company has not yet commenced development stage activities, but intends to engage in efforts to develop the Trinity Project in the future. The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

Products

The Company’s anticipated product will be precious and base metal-bearing concentrates and/or precious metal bullion produced from ores from mineral deposits which it hopes to discover and exploit through exploration and acquisition. The Company anticipates such products will be silver, lead and zinc.

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,600 acres, which includes 253 unpatented lode mining claims and portions of nine sections of private land. The specific location of the Trinity Project is discussed in more detail the section entitled “Properties” herein.

Infrastructure

The Trinity Project is situated in western Nevada, a locale which is host to many metal mines, mining equipment companies, drilling companies, mining and metallurgical consulting expertise, and experienced mining personnel. Its location is accessible by all-weather road through an area of very sparse population. There is no infrastructure on the property. All buildings have been removed, all wells have been properly abandoned, and there is no equipment on site. The mine site has been totally reclaimed to the satisfaction of the State of Nevada. The need for power and water would be defined by a feasibility study and mine plan both of which are premature at this point in time.

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

All of the Company's drilling operations to date have been on private land and, as a result, have not been subject to U.S. Bureau of Land Management jurisdiction. On private land in Nevada, the Company's activities are regulated by The Nevada Division of Environmental Protection and the Nevada Bureau of Mining Regulation and Reclamation (“NBMRR”) and no permit is needed as long as the disturbance created is less than five acres. Our total disturbance to date has been less than four acres, much of which has already been reclaimed, and as a result, we have not yet applied for a NBMRR permit. However, as a matter of courtesy, we have provided written correspondence to NBMRR to advise them of our activities.

Environmental Regulations

Our current exploration activities and any future mining operations (of which we currently have none planned), are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations. In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

We anticipate that the following environmental permits will be necessary for our anticipated operations:

▪Permit for Reclamation

▪Water Pollution Control Permit

▪Air Quality Operating Permit

▪Industrial Artificial pond permit

▪Water Rights

The Company anticipates that, subject to the availability of funds or financing, it will begin soliciting bids for the programs necessary to obtain these permits during the fiscal year ending June 30, 2013. The cost, timing, and work schedules are not yet available.

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on silver and other precious metals prospects and in connection with the recruitment and retention of qualified employees. Many of these companies are much larger than we are, have greater financial resources and have been in the mining business much longer than we have. As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties. We may not be able to compete against these companies in acquiring new properties and/or qualified people to work on our current Trinity Project, or any other properties we may acquire in the future.

Given the size of the world market for precious metals such as silver and gold relative to the number of individual producers and consumers, we believe that no single company has sufficient market influence to significantly affect the price or supply of precious metals such as silver and gold in the world market.

Employees

The Company currently has six full-time employees, R. Geoffrey Browne, the Chief Executive Officer and Chairman of the Board of Directors, Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President, William Tafuri, the Project Manager for the Trinity Project, H. Richard Klatt, the Vice President of Exploration, and two additional employees.

PROPERTIES

Office Space

The Company has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The telephone number is: 647-749-4916. The monthly base rent is CDN $4,007 (approximately US $4,000). The term of the lease is for fifty-four months and terminates on April 28, 2016.

The Company has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The phone number there is: 775-352-9375. The monthly base rent is USD $ 2,477.25 plus reimbursement of common area expenses and property taxes.  The term of the lease is for twenty four months and terminates on January 31, 2015.

Trinity Project

Trinity Project Location

The Trinity Project is situated approximately 25 road miles north-northwest of Lovelock, Nevada, in Pershing County, Nevada, on the northwest flank of the Trinity Range, in the Trinity mining district. The latitude-longitude coordinates of the mine site are 40o 23’ 47” N, 118o 36’ 38” W. The JV area is situated in sections 2, 3, 4, 5, 8, 9, 10, 11, 15, 16, and 17, Township 29 North, Range 30 East, MDB&M and sections 26-28, 33, 34, and 35, Township 30 North, Range 30 East, MDB&M.

The Trinity Project includes located public and leased/subleased fee land consisting of the following 253 unpatented mining claims and tracts of fee land:

(1)

248 unpatented lode mining claims consisting of: The Seka 1-6, 8-16, 61-64, 73-76, 95-112 claims, the TS 1-18 claims, and the XXX claims located in secs. 4, 10, 16 and 21 in T29N, R30E. The Elm 1-183 in secs. 2, 4, 10, 16 T29N, R30E and secs. 26 28, 34, and 35 in T30N, R30E. The claims are located on public land open to mineral entry, currently valid, and subject to Bureau of land management regulations. The total area covered is approximately 5,120 acres.

(2)

Hi Ho Silver 3, 5, 9, 10, and 11 unpatented lode mining claims located in sec. 10, T29N, R30E MDB&M covering approx. 100 acres.

(3)

 Approximately 4,480 acres of fee land leased by Newmont Mining Corp. from Southern Pacific Land Co., and its successors, and from Santa Fe Pacific Minerals Corporation, and its successors located in sections 3, 5, 11, and 17, Township 29 North, Range 30 East, and sections 27, 33, and 35, Township 30 North, Range 30 East MDB&M.

(4)

 Approximately 1,280 acres of fee land owned by Newmont Mining Corp. located in sections 9 and 15, Township 29 North, Range 30 East, MDB&M.

The Company’s joint venture area of interest is currently sections 2-5, 8-11, 15-17, and 21 Township 29 North, Range 30 East, MDB&M, and sections, 26-28, 33-35, Township 30 North, Range 30 East, MDB&M. The Company’s rights, which apply to all of the above properties include exploration, development, and production of valuable minerals except geothermal, hydrocarbons, and sand/gravel, and also include the authority to apply for all necessary permits, licenses and other approvals from the United States of America, the State of Nevada or any other governmental or other entity having regulatory authority over any part of the Trinity Project.

Each claim filed with the BLM has an associated maintenance fee of $140 per year for each assessment year (which runs from September 1 through August 31). This fee must be paid by midnight on August 31 of each year to maintain the claim's validity for the succeeding assessment year. The fees for the claims comprising the Trinity Project are paid by Renaissance in accordance with the Lease they hold with Newmont. The Company reimburses Renaissance for this expenditure. All of the fees have been paid to the BLM for the 2012-2013 assessment year and all filings are current. We have 253 claims which, based upon current maintenance fees, costs $35,420 per assessment year to maintain.

To protect and verify our claims and interests in the Trinity Project, we have completed examinations of legal title to the property making up the Trinity Project which we have deemed to be satisfactory. In addition, a Memorandum of Exploration Earn-In Agreement, effective March 29, 2010, has been recorded in the Office of the Recorder of Pershing County, Nevada.

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
99
58
40

MAP* SHOWING LOCATION OF THE TRINITY SILVER OPEN PIT MINE, PERSHING COUNTY, NEVADA

N
Trinity Silver mine
Scale
0 10 20 30 miles
0 10 20 30 40 50 kilometers
Pacific Time
Mountain Time
OREGON
CALIFORNIA
NEVADA
HARNEY
MALHEUR
LAKE
WASHOE
HUMBOLDT
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
PLUMAS
SIERRA
PLACER
ELDORADO
Winnemucca
Lovelock El 3975
Imlay
Rye Patch Reservoir
Rye Patch State Recreation Area
Rye Patch Dam El 4133
Humboldt Sink
Humboldt Wildlife Management Area
Trinity Peak El 7332
Battle Mountain El 4510
Fallon El 3963
Reno El 4498
Sparks
Carson City El 4687
Pyramid Lake
Gerlach
Fernley

*Nevada State road map base, 1998

H.R. Klatt
3-17-11

Trinity Project Agreements

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement, discussed below. On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Exploration Inc. (“Renaissance”) was spun out, and on July 1, 2010, pursuant to a letter agreement by and between AuEx, Inc., Renaissance Exploration, Inc., and Liberty Silver Corp., AuEx, Inc. assigned all of its rights in the Exploration Earn-In Agreement to Renaissance, which currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease. Pursuant to the letter agreement, all parties consented to the assignment, and as a result, the Company’s rights in the Trinity Project under the Earn-In Agreement are enforceable against Renaissance Exploration, Inc., and are derived from and based upon the rights of Renaissance under the Minerals Lease and Sublease. Additionally, a Memorandum of Exploration Earn-In effective March 29, 2010, has been recorded in the Office of the Recorder of Pershing County, Nevada.

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

We believe that Renaissance has complied with, and it is current in, all of its requirements under the Lease.  We monitor its compliance with annual federal and state requirements for maintenance of mining claims in good standing by obtaining and reviewing copies of all its annual filings relating to the claims comprising the Trinity Project.  For purposes of monitoring compliance by Renaissance with its the semi-annual reporting obligations under the Lease, we provide semi-annual reports to Renaissance regarding our activities, operations and expenditures on the property to assist Renaissance in meeting its obligations to Newmont.  Our CEO has established a regular line of communication with Newmont executives regarding the Trinity Property, and Newmont has identified no non-compliance issues.

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

Should Newmont elect to participate in a joint venture with Renaissance, pursuant to the Lease, and its payment terms, Newmont will serve as the manager of the joint venture and own 51% of the joint venture with an option to acquire an additional 14% for additional payments to Renaissance (for a total participating interest of 65%). Pursuant to the Earn-In Agreement, we are entitled to 70% interest in the Trinity Project, subject only to the Newmont interest. Accordingly, if Newmont exercised all of its joint venture options under the Lease, we would own a 35% interest in the Trinity Project.

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

Buyout Option

The Lease provides Renaissance with a buyout option pursuant to which Renaissance holds the right to purchase Newmont’s rights in the Trinity Project through the payment of $1 million to Newmont. In the event Renaissance elects the buyout option, Newmont would transfer title to the Trinity Project to Renaissance through quit claim deed while retaining certain rights in the Trinity Project; such rights may include some form of joint venture or a royalty interest.

Ownership Interest – Earn-In Agreement

As noted above, the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”), as set out below. The following is intended to be a summary of the material terms of the Earn-In Agreement, and is subject to, and qualified in its entirety, by the full text of the Earn-In Agreement

Consideration

The exclusive right to acquire the 70% Interest in the Trinity Project was granted to the Company for the following consideration:

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

In the event the Company does not meet its minimum expenditure obligation in any year, it is obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc. During each of the first two years, the Company has exceeded its minimum expenditure obligation and not been obligated to pay any amounts to Renaissance. The Company had an excess of approximately $133,000 in expenditures over the minimum requirement in the first year, and an excess of approximately $162,000 in expenditures over the minimum requirement in the second year. The Company currently anticipates that it will satisfy its entire $5,000,000 expenditure commitment by the end of the third year and as a result, believes it will not be obligated to pay any deficiency amounts to Renaissance for the third year or any future years.

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

Royalty upon Termination of Interest

If the Company elects to terminate its right to earn an interest in the Trinity Project prior to completing a bankable feasibility study by March 29, 2017, but has expended at least $3,000,000, the Company shall be entitled to a 4% net smelter returns royalty capped at twice its expenditure on the Trinity Project.

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

Confidentiality

All data and information coming into possession of Renaissance or the Company by virtue of the Earn-In Agreement with respect to the business or operations of the other party, or the Trinity Project generally, shall be kept confidential and shall not be disclosed to any person not a party thereto without the prior written consent of the other party, except: (a) as required by law, rule, regulation or policy of any stock exchange or securities commission having jurisdiction over a party; (b) as may be required by a party in the prosecution or defense of a lawsuit or other legal or administrative proceedings; (c) as required by a financial institution in connection with a request for financing relating to development or mining activities; or (d) as may be required in connection with a proposed conveyance to a third party of an interest in the Trinity Project or the Earn-In Agreement, provided such third party agrees in writing in a manner enforceable by the other party to abide by all of the applicable confidentiality provisions of the Earn-In Agreement with respect to such data and information.

To the extent either party intends to disclose data or information via press release or other similar format as may be required, the disclosing party shall provide the other party with not less than five business days notice of the text of the proposed disclosure, and the other party shall have the right to comment on the same.

Deed With Reservation of Royalty Hi Ho Silver Claims.

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”). The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project. Under the terms of the Purchase Agreement, the Company provided cash consideration of US$250,000 and issued 2,583,333 restricted shares of common stock of the Company to Seller. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company will pay Seller additional consideration as follows:

•

if this registration statement is declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver will issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•

if this registration statement is not declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver will pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeds US$0.72 per share, Liberty Silver will issue an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

Trinity Project Technical Report

In the process of compiling and synthesizing information on the Trinity Project, on February 15, 2011, the Company completed an independently verified mineralized materials estimate on the Trinity Project (the “Trinity Project Technical Report”); the report was publicly released by the Company on March 2, 2011. The Technical Report for the Trinity mine project was prepared in accordance with the Canadian Securities Administrators’ National Instrument 43-101 (“NI 43-101”) by Mine Development Associates of Reno, Nevada. The Trinity Project Technical Report may be viewed on the Company’s website at www.libertysilvercorp.com.

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

U. S. Borax and Chemical Corp. (“Borax”) became interested in what is now the Trinity project in 1982 on the basis of reconnaissance geochemical sampling that indicated the presence of anomalous lead and silver in the Willow Canyon area. By 1984, Borax had acquired a property position and had entered into a joint venture with Southern Pacific Land Company (later Santa Fe Pacific Mining, Inc. (“SFPM”) and still later Newmont Mining Corp. (“Newmont”), in which Borax was the operator. From 1982 to 1986, Borax and its joint-venture partner explored the property and developed the Trinity mine. Borax operated the open pit heap-leaching mine, through a mining contractor, on behalf of the joint venture from September 3, 1987 to August 29, 1988, with leaching continuing into 1989. During this period, the mine produced about five and a half million ounces of silver from about 1.1 million tons of oxidized ore grading approx. six and a half ounces of silver per ton. Borax drilled and conducted extensive metallurgical testing on the sulfide mineralization, but metal prices at the time were too low to support mining of this material.

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

Liberty Silver entered into an earn-in agreement with Renaissance in March, 2010. To date, Liberty Silver has conducted extensive data compilation and has completed geophysical surveys consisting of a magnetotelluric survey, a gravity survey, and an induced polarization survey over portions the project. The company has also drilled approximately 20,000 ft of reverse circulation rotary drilling consisting of 20 holes 18 of which were drilled in the vicinity of the Trinity mine. The database of technical data for the property, developed since 1982, includes the results of soil and rock surveys, geophysical surveys, geologic mapping, lithology logging and multi-element analyses for about 400 drill holes, and metallurgical work, as well as data derived from the previous production of heap-leach silver. The Magnetotelluric Survey was initiated in June of 2010 and completed in August of 2010. The Gravity survey was initiated in February of 2012 completed in March of 2012. The Induced Polarization Survey was initiated in April of 2012 completed in May of 2012. The drill program was started in January of 2012 and completed in April of 2012.

Work Completed by Company & Plan of Operation

As of the date of this Form 10-Q, the Company has completed the following items: (a) a magnetotelluric geophysical survey has been completed; (b) the drill hole database has been digitized; (c) a mineralized material estimate for the original deposit identified in the Earn-In Agreement; (d) environmental and permitting work has begun, and all of the past geologic data has been compiled.

Past exploration activities consisted of a magnetotelluric survey that was completed in August of 2010, a gravity survey that was completed in March of 2012, an induced polarization survey that was completed in May of 2012 and a drill program that was started in January of 2012 and completed in April of 2012, consisting of 20 reverse circulation holes comprising 22,565 ft of drill hole. The Magnetotelluric Survey was initiated in June of 2010 and completed in August of 2010. The Gravity survey was initiated in February of 2012 completed in March of 2012. The Induced Polarization Survey was initiated in April of 2012 completed in May of 2012. The drill program was started in January of 2012 and completed in April of 2012.

The Company estimates that during the fiscal year ending June 30, 2011, it incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, it incurred approximately $1,667,497 in exploration expenses.   These amounts include both direct exploration costs as well as various indirect costs related to exploration, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated that additional exploration work will be needed during 2013, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budget for this additional drilling is approximately $1,500,000.   Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock. Engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.   The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

Subsequent Events

On January 7, 2013, the Company announced that SRK Consulting (U.S) Inc. had prepared an updated National

Instrument 43-101 compliant resource estimate, a copy of which would be filed within 45 days of the news release.

On January 24, 2013, the Company filed the registration statement to the resale by the selling stockholders of up to 12,610,833 shares of common stock, including a total of (i) 2,983,333 currently issued and outstanding shares of which 2,583,333 were issued by the Company in conjunction with a property acquisition transaction, and 420,000 were issued upon exercise of warrants; and (ii) a total of 9,607,500 shares issuable upon exercise of outstanding warrants. The selling stockholders may sell common stock from time to time in any market on which the stock is traded at the prevailing market price or in negotiated transactions.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2012 as compared to the three and six months ended December 31, 2011. Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Revenue

During the three-month periods ended December 31, 2012 and 2011, the Company generated no revenue.

Operating expenses

During the three month period ended December 31, 2012, the Company reported total operating expenses of $1,161,335 compared to $430,327 during the three month period ended December 31, 2011, an increase of $731,008, or approximately 179%. The increase in operating expenses is due to increases in operation and administration expense, exploration expense, and legal and accounting expense. The increase in these expenses was partially offset by a decrease in consulting expense.

Operation and administration expense increased by $134,231 to $504,919 during the period ended December 31, 2012, as compared to an expense of $370,688 reported during the period ended December 31, 2011. The net increase was primarily due to: increased cost of insurance; an increase in the Company’s investor relations expense; the expansion of the Company’s management team and support staff to enable the execution of the Company’s business plan; certain members of management ceasing to be consultants to the Company and becoming employees of the Company; and the costs associated with the Company’s corporate head office established in Toronto, Canada.

Exploration expense increased by $177,029 to $185,784 during the period ended December 31, 2012, as compared to an expense of $8,755 reported during the period ended December 31, 2011. The Company completed equity financings at the end of the quarter ended December 31, 2011, and as such, a meaningful exploration program was not initiated during the 2011 quarter.  During the period ended December 31, 2012, when the Company was at the tail end of an extensive exploration program that was commenced in January of 2012, the Company had greater exploration related activity, as compared to the comparative quarter.

Legal and accounting expense increased by $554,056 to $468,802 during the period ended December 31, 2012, as compared to a legal and accounting expense recovery of $85,254 reported during the period ended December 31, 2011. During the period ended December 31, 2012, the Company incurred increased legal fees in connection with the Cease Trade Orders, of the Company’s shares, imposed by the Securities and Exchange Commission and the Ontario Securities Commission.  The Company also incurred increased legal and accounting fees in connection with the preparation and filing of a registration statement filed on Form S-1 on November 15, 2012.  During the period ended December 31, 2011, the net recovery in legal and accounting expense resulted from the adjustment of a previously estimated amount for legal fees, which was associated with the Company’s equity financings and the listing of its shares on the Toronto Stock Exchange under the trading symbol “LSL”, which fees were then reallocated to issue costs and reported with additional paid-in capital.

The increase in the foregoing expenses was partially offset by a decrease in consulting expense.

Consulting expense decreased by $134,308 to $1,830 during the period ended December 31, 2012, as compared to an expense of $136,138 reported during the period ended December 31, 2011. During the period ended December 31, 2012, certain individuals were now employees of the Company, whereas during the period ended December 31, 2011, those individuals served as consultants to the Company.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $1,166,016 for the three months ended December 31, 2012, compared to a net loss and comprehensive loss of $428,726, for the three months ended December 31, 2011, a change of $737,290 or approximately 172%. The change in net loss and comprehensive loss was due to a net increase in operating expenses as described above, and a total other expense or loss reported in the 2012 quarter, compared to a net total income or gain reported in the 2011 quarter, which consisted of interest and foreign exchange transactions.

Results of Operations for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.

Revenue

During the six-month periods ended December 31, 2012 and 2011, the Company generated no revenue.

Operating expenses

During the six month period ended December 31, 2012, the Company reported total operating expenses of $2,019,235 compared to $1,135,430 during the three month period ended December 31, 2011, an increase of $883,805, or approximately 78%. The increase in operating expenses is due to increases in operation and administration expense, exploration expense, and legal and accounting expense.  The increase in these expenses was partially offset by a decrease in consulting expense and financing cost associated with valuation of warrants.

Operation and administration expense increased by $416,904 to $1,084,268 during the period ended December 31, 2012, as compared to an expense of $667,364 reported during the period ended December 31, 2011. The net increase was primarily due to: increased cost of insurance; an increase in the cost of marketing, printing and reproduction; an increase in the Company’s investor relations expense; the expansion of the Company’s management team and support staff to enable the execution of the Company’s business plan; certain members of management ceasing to be consultants to the Company and becoming employees of the Company; and the costs associated with the Company’s corporate head office established in Toronto, Canada.  These increases in operational expenses were modestly offset by a decrease in the costs related to being a public company, which have become more normalized in the period ended December 31, 2012, as compared to the period ended December 31, 2011.

Exploration expense increased by $365,783 to $384,184 during the period ended December 31, 2012, as compared to an expense of $18,401 reported during the period ended December 31, 2011. During the period ended December 31, 2011, the Company had secured approximately $4.6 million of the $5.2 million of equity financing raised in 2011 at the end of the period, and therefore was not able to commence a meaningful exploration program until after the end of the period.  During the period ended December 31, 2012, when the Company was in the second half of an extensive exploration program that was commenced in January of 2012, the Company had greater exploration related activity, as compared to the comparative quarter.

Legal and accounting expense increased by $431,643 to $546,037 during the period ended December 31, 2012, as compared to an expense of $114,394 reported during the period ended December 31, 2011.  During the period ended December 31, 2012, the Company incurred increased legal fees in connection with the Cease Trade Orders, of the Company’s shares, imposed by the Securities and Exchange Commission and the Ontario Securities Commission.

The Company also incurred increased legal and accounting fees in connection with the preparation and filing of a registration statement filed on Form S-1 on November 15, 2012, and due to fees incurred in connection with the acquisition of mineral properties.  Comparatively, the legal and accounting expense reported during the period ended December 31, 2011 was a result of more routine and ongoing corporate activity.

The increase in the foregoing expenses was partially offset by a decrease in consulting expense.

Consulting expense decreased by $330,525 to $4,746 during the period ended December 31, 2012, as compared to an expense of $335,271 reported during the period ended December 31, 2011. During the period ended December 31, 2012, certain individuals were now employees of the Company, whereas during the period ended December 31, 2011, those individuals served as consultants to the Company.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $2,014,631 for the six months ended December 31, 2012, compared to a net loss and comprehensive loss of $1,161,485 for the six months ended December 31, 2011, a change of $853,146 or approximately 73%.  The change in net loss and comprehensive loss was due to a net increase in operating expenses as described above, partially offset by the net total other income or gains of $4,604 reported during the current period, versus a total other expense or loss of $26,055 reported during the comparative period, which consisted of interest and foreign exchange transactions.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016. In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study. As of December 31, 2012, the Company has incurred approximately $5,193,944 in expenditures related to the Trinity Project, and therefore will have satisfied the $5,000,000 exploration expenditure commitment prior to March 29, 2013, the third year of the Earn-In Agreement, when the next reporting of exploration expenditures is due to Renaissance. The Company is currently planning to raise approximately $5,000,000 to fund additional work to complete the bankable feasibility study and to fund ongoing working capital. The additional work will consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

Should the Company not be successful at raising capital through the issuance of capital stock, the Company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as the Company may be in a position to reasonably foresee the generation of cash flow to service and repay debt. The Company does not currently have plans to issue debt.

Further, on an ongoing basis, management will review potential merger or acquisition targets to determine if certain synergies exist for the Company and if the potential target would strengthen the Company’s financial position. Management does not currently have any merger or acquisition target identified.

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to complete the bankable feasibility study and fund ongoing working capital, management plans to reduce overhead and maintain the Trinity Project under a care and maintenance program, until such time as the capital markets improve for junior exploration companies. Management believes that this option is available to it, without jeopardizing its interest in the Trinity Project, due to the accelerated pace at which it has incurred exploration expenditures in relation to the timeline for the minimum expenditure commitment prescribed in the Earn-In Agreement.

On November 10, 2011, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Look Back Investments, Inc. (“Investor”), pursuant to which the Investor acquired Subscription Receipts (“Subscription Receipts”) for U.S. $0.50 per Subscription Receipt for gross proceeds of U.S. $3,250,000; the gross proceeds of U.S. $3,250,000 (the “Escrow Proceeds”) were held in escrow pursuant to the terms of the Subscription Receipt. Each Subscription Receipt entitled the Investor to receive one unit (a "Unit") from the Company without payment of any additional consideration upon conditional approval by the Toronto Stock Exchange for the listing of the common shares of the Company. Each Unit consists of one share of common stock of the Company and one common stock purchase warrant (a “Warrant”); each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013. On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one Unit of the Company as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011. On December 19, 2011, the Escrow Proceeds were delivered to the Company from the escrow agent.

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

Effective November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20 whole warrants for the gross proceeds of US$ 13,000.

As at December 31, 2012, there were 9,607,500 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $6,234,875.

Current Assets and Total Assets

As of December 31, 2012, the unaudited balance sheet reflects that the Company had: i) total current assets of $401,332, as compared to total current assets of $1,796,779 at June 30, 2012, a decrease of $1,395,447, or approximately 78%; and ii) total assets of $2,959,916, as compared to total assets of $1,956,416 at June 30, 2012, an increase of $1,003,500, or approximately 51%. The decrease in current assets was primarily due to cash used in operating activities.  The increase in total assets was primarily due to the acquisition of mining interests, for which $250,000, plus direct costs associated with the acquisition, was paid in cash, and the balance was paid for by the issuance of shares of the Company, which were valued at $1,860,000.

Total Current Liabilities and Total Liabilities

As of December 31, 2012, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $745,785, compared to total current liabilities and total liabilities of $167,948 at June 30, 2012, an increase of $577,837 or approximately 344%. The increase in liabilities was due to: an increase in accounts payable, which was comprised of ongoing operational invoices; and, an increase in accrued liabilities, which was comprised of ongoing operational accruals, including management salaries, which have not been paid, and an accrual of $200,000 which relates to additional consideration due on March 1, 2013, in relation to the acquisition of mining interests, which depending on certain circumstances, will be paid in cash or shares of the Company.

Cash Flow – for the interim periods ended December 31, 2012 and 2011

During the six months ended December 31, 2012 cash was primarily used to fund operations and purchase of mining interests. The Company reported a net decrease in cash during the six months ended December 31, 2012 as compared to a net increase in cash for the six months ended December 31, 2011. See below for additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2012	2011

Net cash used in operating activities	$ (1,206,549)	$ (666,825)
Net cash used in investing activities	(542,420)	(58,824)
Net cash from financing activities	300,929	4,738,950

Net Change in Cash	$ (1,448,040)	$ 4,013,301

During the six months ended December 31, 2012, net cash used in operating activities was $1,206,549, compared to net cash used in operating activities of $666,825 during the six months ended December 31, 2011. The increase in net cash used in operating activities of $539,724 is primarily due to: a net loss and comprehensive loss of $2,014,631 during the current period versus a net loss and comprehensive loss of $1,161,485 during the comparative period; partially offset by net changes in working capital items which led to an increase in cash of $525,244 during the current period versus net changes in working capital items which led to a decrease in cash of $52,592 during the comparative period, and, non-cash items of $282,838 during the current period versus non-cash items of $547,252 during the comparative period.

During the six months ended December 31, 2012, the Company used cash for investing activities of $542,420 to acquire mining interests, as compared to $58,824 used in investing activities during the comparative period when the Company used $29,059 to acquire furniture and office equipment and $29,765 to acquire additional mining claims.

During the six months ended December 31, 2012, net cash from financing activities was $300,929, compared to net cash from financing activities of $4,738,950 during the six months ended December 31, 2011. During the current period, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000 and 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for the gross proceeds of $225,000. The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011 and 1,000,000 Units on August 4, 2011. The Units were comprised of one common share and one half of one common share purchase warrant.  The total CDN $300,000 proceeds were reported as $305,293.  During the current period, the Company also issued 20,000 common shares upon the exercise of 20,000 warrants at an exercise price of US $0.65 per common share, for gross proceeds of US $13,000.  The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  During the six months ended December 31, 2011, the Company issued a combined 1,200,000 Units, consisting of one common share and one half of one common share purchase warrant, at CDN $0.55 per Unit, for gross proceeds of CDN $660,000. The CDN$ proceeds were reported as USD $688,639.  Additionally, during the comparative period, the Company issued 8,607,500 Units, consisting of one common share and one common share purchase warrant, at US $0.50 per Unit, for gross proceeds of $4,303,750.  To arrive at net cash from financing activities, the gross proceeds were offset by direct costs of issuance of $17,364 during the current period and $253,439 during the comparative period.

Going Concern

These interim unaudited financial statements filing have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

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

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Executive Vice President & Chief Financial Officer

Date:  February 14, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  February 14, 2013