Form 10-K/A
period 2012-06-30
LIBERTY SILVER CORP
filed 2013-03-01
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

As of February 28, 2013, the Company had 83,694,167 shares issued and outstanding.

EXPLANATORY NOTE

Liberty Silver Corp. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on September 28, 2012 (the “Original Filing”) to restate and reissue its financial statements for the year fiscal ended June 30, 2012 (and comparative 2011) to correct certain errors in the accounting and reporting related to the Company’s stock "Unit" offerings.  Specifically, the warrants associated with these Unit offerings were incorrectly recorded with additional financing expense rather than in accordance with FASB ASC 815-40.    In addition to the restatements discussed above, this Amendment amends the information contained in Part I, Item 7 in the Original Filing.  The effect of the restatement is summarized in Note 11 of the restated financial statements included in this Amendment No. 1 on Form 10-K/A.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended June 30, 2012 as compared to the fiscal year ended June 30, 2011 and the three and six month fiscal periods ended December 31, 2012 as compared to the three and six month fiscal periods ended December 31, 2011.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2012 and 2011

Revenue

During the fiscal years ended June 30, 2012 and June 30, 2011, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2012, the Company reported total operating expenses of $3,938,641 as compared to $1,463,758 during the fiscal year ended June 30, 2011, an increase of $2,474,883 or approximately 169%.   The increase in operating expenses is primarily due to increases in operation and administration expense, exploration expense, and legal and accounting expense.  The increase in these expenses was partially offset by a decrease of $166,234 in consulting expense.

Operation and administration expense increased by $1,418,665 during fiscal 2012 compared to the 2011 fiscal year.  The primary reasons for the net increase in operation and administration expense were as follows.  During fiscal 2012, the Company had its shares listed on the Toronto Stock Exchange under the trading symbol “LSL”, and there were extensive costs associated with that process; the Company established it’s corporate head office in Toronto, Canada; the management team and support staff were expanded to enable the execution of the Company’s business plan; and the cost associated with the issuance of stock options increased in fiscal 2012, compared to fiscal 2011.

Exploration expense increased by $1,146,650 during the 2012 fiscal year compared to the 2011 fiscal year.  As a result of completing equity financings in excess of $5,000,000 during fiscal 2012, the Company had the financial resources to execute a more extensive exploration program in fiscal 2012, as compared to fiscal 2011, when the financial resources were limited, resulting in less resources being allocated to exploration.

Legal and accounting expense increased by $75,802 during the 2012 fiscal year, as compared to the 2011 fiscal year.  During fiscal 2012, the increase in corporate activity, which included the listing on the Toronto Stock Exchange, equity financings, due diligence activities, etc., resulted in the increase in professional fees.

The increase in the foregoing expenses was partially offset by the decrease in consulting expense, which was due to certain consultants being employed by the Company during fiscal 2012 and ceasing to be consultants.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $3,945,920 for the fiscal year ended June 30, 2012, as compared to a net loss and comprehensive loss of $1,464,253 for the fiscal year ended June 30, 2011, a change of $2,481,667 or approximately 169%.  The change in net loss and comprehensive loss was due to an increase in operating expenses as outlined above, and further increased by the expanded net total other expense or loss, during the fiscal year ended June 30, 2012, as compared to the fiscal year ended June 30, 2011, which was primarily comprised of losses from foreign exchange transactions.

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

Cash Flow

During the fiscal year ended June 30, 2012 cash was primarily used to fund operations. The Company reported a net increase in cash used in operating activities during the fiscal year ended June 30, 2012 as compared to June 30, 2011.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2012	2011
	$	$
Net cash provided by (used in) operating activities	(3,045,094)	(785,254)
Net cash used in investing activities	(66,340)	(72,511)
Net cash provided by financing activities	4,789,625	150,000
Net Change in Cash	1,678,191	(707,765)

During the year ended June 30, 2012, net cash used in operating activities was $3,045,094, compared to net cash used in operating activities of $785,254 during the year ended June 30, 2011.  The increase in net cash used in operating activities is primarily due to an increase in: exploration expense; operation and administration expense; and, legal and accounting expense.  The increase in these expenses was partially offset by a small decrease in consulting expense.

During the year ended June 30, 2012, net cash used in investing activities was $66,340, comprised of $34,732 paid for the purchase of furniture and equipment and $31,608 paid to acquire mining interests.  During the year ended June 30, 2011, net cash used in investing activities was $72,511, all of which was paid to acquire mining interests.

During the year ended June 30, 2012, net cash provided by financing activities was $4,789,625.  The net amount was comprised of $4,992,388 from the proceeds of the issuance of common stock, and partially offset by $202,763 of costs associated with the issuance of the common stock.  During the year ended June 30, 2011, net cash provided by financing activities was $150,000, which represented proceeds from related party notes.

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

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	24

Balance Sheets	25

Statements of Operations And Comprehensive Income	26

Statements of Stockholders Equity	27-30

Statements of Cash Flows	31-32

Notes to Consolidated Financial Statements	33-48

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Liberty Silver Corp. (An Exploration Stage Company)

Toronto, Canada

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

As discussed in Note 11, the accompanying financial statements have been restated.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 25, 2012, except for Note 11, as to which the date is February 19, 2013.

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
(Restated)

ASSETS

	June 30,	June 30,
	2012	2011
Current Assets
Cash and cash equivalents	$1,694,914	$16,723
Deposit	10,906	-
Other	34,335	-
Prepaid	56,624	10,294
Total current assets	1,796,779	27,017
Property and Equipment
Furniture and office equipment	34,732	-
Accumulated depreciation	(4,214)	-
Mining interests	129,119	97,511
Total property and equipment	159,637	97,511
Total assets	$1,956,416	$124,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$96,323	$60,924
Accrued liabilities	71,625	367,396
Related party payable	-	150,000
Total current liabilities	167,948	578,320
Total liabilities	167,948	578,320

Commitments and contingencies (note 7)	-	-

Stockholders’ Equity (Deficit)
Capital stock, $.001 par value,
200,000,000 shares authorized;
80,710,834 and 69,733,334 shares issued and outstanding, respectively	80,711	69,734
Additional paid-in-capital	7,469,219	1,292,016
Deficit accumulated during the exploration stage	(5,761,462)	(1,815,542)

Total stockholders’ equity (deficit)	1,788,468	(453,792)
Total liabilities and stockholders’ equity (deficit)	$1,956,416	$124,528

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Restated)
	For Year Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	June 30,		June 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses
Operation and administration	2,034,170	615,505	2,750,937
Exploration	1,273,491	126,841	1,491,433
Consulting	416,338	582,572	1,098,465
Legal and accounting	214,642	138,840	401,348
Impairment of mining interests	-	-	11,800

Total operating expenses	3,938,641	1,463,758	5,753,983

Income (loss) from operations	(3,938,641)	(1,463,758)	(5,753,983)

Other income or gain (expense or loss)
Interest income	-	882	1,220
Interest expense	(169)	(189)	(403)
Gain (loss) foreign exchange	(7,110)	(1,188)	(8,296)

Total other income or gain (expense or loss)	(7,279)	(495)	(7,479)

Loss before income tax	(3,945,920)	(1,464,253)	(5,761,462)
Provision for income taxes	-	-	-
Net loss and comprehensive loss	(3,945,920)	(1,464,253)	(5,761,462)

Loss per common share – basic and fully diluted	$(0.05)	$(0.02)
Weighted average common shares	75,705,683	69,733,334

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012
(Restated)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance, February 20, 2007 (inception)		$-	$-	$-	$-

Shares for cash:

Shares issued at $0.001 per share	80,000,000	80,000	(76,000)	-	4,000

Shares issued at $0.01 per share	20,000,000	20,000	(10,000)	-	10,000

Shares issued at $0.05 per share	8,400,000	8,400	12,600	-	21,000

Net loss for the period ending June 30, 2007	-	-	-	(1,128)	(1,128)

Balance, June 30, 2007	108,400,000	108,400	(73,400)	(1,128)	33,872

Net loss for the period ending June 30, 2008	-	-	-	(22,248)	(22,248)

Balance, June 30, 2008	108,400,000	108,400	(73,400)	(23,376)	11,624

Net loss for the period ending June 30, 2009	-	-	-	(31,522)	(31,522)

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012
(Restated)

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount

Balance, June 30, 2009	108,400,000	$108,400	$(73,400)	$(54,898)	$(19,898)

Shares for cash:

Shares issued at $0.75 per share	1,333,334	1,334	998,666	-	1,000,000

Share cancellation	(40,000,000)	(40,000)	40,000	-	-

Net loss for the period ending June 30, 2010	-	-	-	(296,391)	(296,391)

Balance, June 30, 2010	69,733,334	$69,734	$965,266	$(351,289)	$683,711

Valuation of stock options	-	-	286,750	-	286,750

Valuation of stock warrants	-	-	40,000	-	40,000

Net loss for the period ending June 30, 2011	-	-	-	(1,464,253)	(1,464,253)

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012
(Restated)

Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
Shares	Amount

Balance, June 30, 2011	69,733,334	69,734	1,292,016	(1,815,542)	(453,792)

Valuation of stock options	-	-	639,731	-	639,731

Valuation of stock warrants	-	-	82,824	-	82,824

Shares for cash:

Shares issued at $0.57 per share (1)	200,000	200	116,291	-	116,491

Shares issued at $0.57 per share (1)	1,000,000	1,000	571,148	-	572,148

Shares issued at $0.50 per share	6,500,000	6,500	3,243,500	-	3,250,000

Shares issued at $0.50 per share	2,107,500	2,107	1,051,642	-	1,053,749

Shares for non-cash:(2)

Shares issued at $0.64 per share (2)	650,000	650	415,350	-	416,000

Shares issued at $0.50 per share (3)	300,000	300	149,700	-	150,000

Shares issued at $0.50 per share (4)	220,000	220	109,780	-	110,000

Issue costs	-	-	(202,763)	-	(202,763)

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2012
(Restated)

Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity (Deficit)
Shares	Amount

Net loss for the period ending June 30, 2012	-	-	-	(3,945,920)	(3,945,920)

Balance, June 30, 2012	80,710,834	80,711	7,469,219	(5,761,462)	1,788,468

(1) Shares purchase for $0.55 CDN and converted to $0.57 USD
(2) Shares issued to satisfy contractual obligation pursuant to a registration rights agreement
(3) Shares issued to settle related party notes
(4) Shares issued for services

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Restated)

	For Year Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	June 30,		June 30,
Cash flows from operating activities	2012	2011	2012

Net loss and comprehensive loss	$(3,945,920)	$(1,464,253)	$(5,761,462)
Adjustments to reconcile net (loss)
to net cash used in operating activities

Valuation of warrants associated with financing	82,824	40,000	122,824
Valuation of stock option issuance	639,731	286,750	926,481
Shares issued to settle contractual obligation	416,000	-	416,000
Shares issued for services	110,000	-	110,000
Depreciation expense	4,214	-	4,214

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(46,330)	8,648	(56,624)
(Increase) decrease in deposit	(10,906)	850	(10,906)
Increase in other assets	(34,335)	-	(34,335)
Increase in accounts payable	35,399	54,941	96,323
Increase (decrease) in accrued expenses	(295,771)	287,810	71,625
Net cash used in operating activities	(3,045,094)	(785,254)	(4,115,860)

Cash flows from investing activities
Cash used for furniture and equipment	(34,732)	-	(34,732)
Cash paid for mining interests	(31,608)	(72,511)	(129,119)
Net cash used in investing activities	(66,340)	(72,511)	(163,851)

Cash flows from financing activities
Proceeds from related party note	-	150,000	150,000
Proceeds from issuance of common stock	4,992,388	-	6,027,388
Issue costs	(202,763)	-	(202,763)
Net cash provided by financing activities	4,789,625	150,000	5,974,625

Increase (decrease) in cash and cash equivalents	1,678,191	(707,765)	1,694,914
Cash and cash equivalents, beginning of period	16,723	724,488	-
Cash and cash equivalents, end of period	$1,694,914	$16,723	$1,694,914

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Restated)

	Year ended June 30,	Year ended June 30,	Accumulated from February 20, 2007 (inception) through June 30,
	2012	2011	2012

Supplemental Disclosures:

Cash paid for:
Interest	$169	$189	$403
Income tax	$-	$-	$-

Non-cash financing activities:
Common stock issued to settle related party note	$150,000	$-	$150,000

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation.

The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada, which consists of a total of approximately 10,020 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

The Company is reviewing other potential acquisitions in the mineralized material and non-mineralized material sectors. While the Company is in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Note 2 - Significant Accounting Policies

The following is a summary of significant account policies used in the preparation of these financial statements.

a. Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.  The financial statements are expressed in U.S. dollars, the functional currency.  The Company’s fiscal year end is June 30.

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

2012 were considered in the calculation but not included due to anti-dilution. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2012	June 30, 2011
Basic Earnings per share:
Income (Loss) (numerator)	$(3,945,920)	$(1,464,253)
Shares (denominator)	75,705,683	69,733,334
Per Share Amount	$(0.05)	$(0.02)

	For the Years Ended
	June 30, 2012	June 30, 2011
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(3,945,920)	$(1,464,253)
Shares (denominator)	75,705,683	69,733,334
Per Share Amount	$(0.05)	$(0.02)

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

m. Risks and uncertainties

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

The Company operates in the mineralized material exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a mineralized material exploration business, including the potential risk of business failure.

n. Foreign currency transactions

The Company from time to time will receive invoices from service providers that are presenting their invoices using the Canadian dollar.  The Company will use its US dollars to settle the Canadian dollar liabilities and any differences resulting from the exchange transaction are reported as gain or loss on foreign exchange.  The gain or loss reported by the Company in the financial statements represents transaction gain or loss.

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

On March 29, 2010, the Company entered into an Exploration Earn-In Agreement (the “Agreement”) with AuEx Ventures, Inc., a Nevada corporation. The Agreement relates to the Trinity Silver property (the “Property”) located in Pershing County, Nevada, which consists of a total of approximately 10,020 acres, including 5,700 acres of fee land and 240 unpatented mining claims.

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

The Company has completed, and continues to pursue, financing opportunities to be in compliance with terms of the Earn-In Agreement. There has been no mining of mineralized materials to date.

Subsequent to the fiscal year ended June 30, 2012, as discussed in Note 10 herein, on August 8, 2012, the Company entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada.

Note 5 - Capital Stock and Warrants

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

In May 2010, the Company issued 1,333,334 units (“Units”) for cash at US $0.75 per Unit.   Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at a price of $1.25 per share at any time during the 24 months following the date of closing of the private placement offering.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $656,948 of the gross proceeds to the 1,333,334 common shares and $343,052 to the 1,333,334 warrants, which together comprised the 1,333,334 Units, for total gross proceeds of $1,000,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

In May 2010, a director of the Company surrendered 40,000,000 of his common stock to the company.

On July 27, 2011, the Company issued 200,000 units (“Units”) for cash at CDN $0.55 (US $0.58) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated US $105,591 of the gross proceeds to the 200,000 common shares and US $10,409 to the 100,000 whole warrants, which together comprised the 200,000 Units, for total gross proceeds of US $116,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

On August 4, 2011, the Company issued 1,000,000 units (“Units”) for cash at CDN $0.55 (US $0.57) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions. For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated US $517,883 of the gross proceeds to the 1,000,000 common shares and US $52,117 to the 500,000 whole warrants, which together comprised the 1,000,000 Units, for total gross proceeds of US $570,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

On November 10, 2011, Liberty Silver issued 6,500,000 subscription receipts to an investor (the “Subscription Receipts”) pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $2,375,007 of the gross proceeds to the 6,500,000 common shares and $874,993 to the 6,500,000 warrants, which together comprised the 6,500,000 Units, for total gross proceeds of $3,250,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.  In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investor, pursuant to which the Company agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the investor for resale.  If the registration statement did not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, the investor would receive an additional common share for each ten (10) common shares.  On May 31, 2012, the Company issued 650,000 common shares in satisfaction of this contractual obligation, the value for which of $416,000 was determined by the closing market price of $0.64 per share on the date of issuance.

On December 19, 2011, Liberty Silver completed a private placement offering, pursuant to which the Company raised a total of US $1,313,750 through the: sale of 2,107,500 units (“Units”) at a purchase price of US $0.50 per Unit; the issuance of 300,000 Units at an issuance price of US $0.50 per Unit for the settlement of related party notes; and, the issuance of 220,000 Units at an issuance price of US $0.50 per Unit in exchange for services.  There were no underwriting discounts or commissions paid.  Each Unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to acquire one common share at a price of US $0.65 for a period of two years following the date of the closing of the financing. For the purpose of determining the allocation of total capital raised between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $960,051 of the capital raised to the total 2,627,500 common shares and $353,699 to the total 2,627,500 warrants, which together comprised the total 2,627,500 Units, for total capital raised of $1,313,750.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.  The Units were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D thereunder, and Regulation S of the Securities Act.

As of June 30, 2012, the Company had 80,710,834 shares of the common stock issued and outstanding.

Stock warrants

In May 2010, the Company commenced a private stock offering, whereby it authorized the issuance of 1,333,334 units consisting of one share of its common stock and one common stock purchase warrant for a total raise of $1,000,000. The common stock purchase warrants are exercisable at $1.25 per share and carrying a two-year exercise period. The offering was closed as of May 26, 2010. All 1,333,334 units were issued and $1,000,000 in cash was received.  .  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $656,948 of the gross proceeds to the 1,333,334 common shares and $343,052 to the 1,333,334 warrants, which together comprised the 1,333,334 Units, for total gross proceeds of $1,000,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

In April 2011, the Company borrowed $150,000 from related parties. In conjunction with each $25,000 note, the Company

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

issued a warrant to purchase 50,000 share of the Company’s common stock at $0.55 per share for a three-year term, commencement on the date of the note. The total number of warrants for purchase is 300,000 shares.

The amount of warrant expense related to this related party payable for the year ending June 30, 2012 was $82,824 and was $40,000 for the year ending June 30, 2011. The expense was calculated using the Black-Scholes pricing model.

On July 27, 2011, the Company issued 200,000 units (“Units”) for cash at CDN $0.55 (US $0.58) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated US $105,591 of the gross proceeds to the 200,000 common shares and US $10,409 to the 100,000 whole warrants, which together comprised the 200,000 Units, for total gross proceeds of US $116,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

On August 4, 2011, the Company issued 1,000,000 units (“Units”) for cash at CDN $0.55 (US $0.57) per Unit. Each Unit consisted of one common share and one half of one common share purchase warrant (each whole such warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (a “Warrant Share”) at a price of CDN$0.75 until the date which is 60 months following the closing date of the private placement offering (the “Warrant Term”), provided, however, that the Company may accelerate the Warrant Term under certain conditions.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated US $517,883 of the gross proceeds to the 1,000,000 common shares and US $52,117 to the 500,000 whole warrants, which together comprised the 1,000,000 Units, for total gross proceeds of US $570,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.

On November 10, 2011, Liberty Silver issued 6,500,000 subscription receipts to an investor (the “Subscription Receipts”) pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.  For the purpose of determining the allocation of gross proceeds between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $2,375,007 of the gross proceeds to the 6,500,000 common shares and $874,993 to the 6,500,000 warrants, which together comprised the 6,500,000 Units, for total gross proceeds of $3,250,000.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.   In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investor, pursuant to which the Company has agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the Investor for resale.  If the registration statement does not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, Investor shall receive an additional common share and Warrant for, respectively, each ten (10) common shares.

On December 19, 2011, Liberty Silver completed a private placement offering, pursuant to which the Company raised a total of US $1,313,750 through the: sale of 2,107,500 units (“Units”) at a purchase price of US $0.50 per Unit; the issuance of 300,000 Units at an issuance price of US $0.50 per Unit for the settlement of related party notes; and, the issuance of 220,000

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

Units at an issuance price of US $0.50 per Unit in exchange for services.  There were no underwriting discounts or commissions paid..  Each Unit consists of one common share and one common share purchase warrant (a “Warrant”).  Each Warrant entitles the holder to acquire one common share at a price of US $0.65 for a period of two years following the date of the closing of the financing. For the purpose of determining the allocation of total capital raised between the shares and warrants which comprise the Units, in accordance with FASB ASC 815-40, the Company allocated $960,051 of the capital raised to the total 2,627,500 common shares and $353,699 to the total 2,627,500 warrants, which together comprised the total 2,627,500 Units, for total capital raised of $1,313,750.  The pro-rata allocation basis was determined using the proportion of the fair market value of the underlying common shares of the Company and the proportion of fair value of the warrants, which was calculated using the Black-Scholes valuation model.  The Units were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions from registration contained in Section 4(2) and Regulation D thereunder, and Regulation S of the Securities Act.

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

In April 2011, the Company granted director and officer William Tafuri 800,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Tafuri and the Company, a total of 266,664 options vested immediately upon the grant of the options; the remaining 533,336 options vest over a two year period.  The vesting of the remaining 533,336 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.

In April 2011, the Company granted employee H. Rickard Klatt 600,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two year period.  The vesting of the remaining 400,000 options may be accelerated in the event the Company achieves certain milestones with respect to its mining operations.

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

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

Deferred tax asset:

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

Net operating loss carry forward	$1,958,897	$617,284
Valuation allowance	(1,958,897)	(617,284)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2012	2011

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	1,341,613	497,846
Change in valuation allowance	(1,341,613)	(497,846)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2012 and 2011, the Company has an unused net operating loss carry-forward balance of $5,761,462 and $1,818,542 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2029.

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

Note 9 – Going Concern

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $5,761,462 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 10 – Subsequent events

On August 8, 2012, Liberty Silver entered into a conditional letter agreement with Primus Resources, L.C. to acquire approximately 100 acres located adjacent to the former Trinity Silver mine on the Company’s Trinity property in Nevada (the “Hi Ho Properties”). The Hi Ho Properties are the only acreage not controlled by Liberty Silver or its joint venture partner Renaissance Exploration Inc. on the Trinity land package. Under the terms of the Agreement, Liberty Silver will provide cash consideration of US$150,000 and issue 3,000,000 common shares of Liberty Silver stock to Primus. In addition, Primus will be granted a 2% net smelter royalty (“NSR”) on future production from the Hi Ho Properties. The total consideration for the acquisition of the Hi Ho Properties will be applied to Liberty Silver’s expenditure commitment under its Earn-In Agreement with Renaissance, upon acceptance by Renaissance, pursuant to the applicable area of interest provisions. With the addition of the Hi Ho Properties payment, Liberty Silver will have contributed in excess of 85% of its required US$5 million expenditure commitment to earn its 70% interest in the project. Pursuant to the terms of its Earn-In Agreement with Renaissance, the Company has until March 29, 2016 to incur the balance of its expenditure commitment and, in addition, produce a bankable feasibility study in the following year.

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

Note 11 - Restatement

The accompanying financial statements for the fiscal years ended June 30, 2012 and 2011 have been restated to correct the accounting related to the issuance of warrants, included in “Units” issued by the company pursuant to various private placement offerings.  This error resulted in $1,743,336 being incorrectly expensed and included in additional paid-in capital in the previously issued financial statements for the fiscal year ended June 30, 2012.   Additionally, the comparative audited balance sheet, as at and for the year ended June 30, 2011 has been adjusted to reflect the cumulative change resulting from the accounting error by reducing both the opening additional paid-in capital and the opening deficit accumulated during the

Liberty Silver Corp.

Notes to the Financial Statement

June 30, 2012 and 2011

(Restated)

exploration stage by $522,191.  The aggregate change resulting from the error in accounting, as at June 30, 2012, is $2,265,527, as summarized below:

For the fiscal years ended June 30,
2012				2011
Previously Stated		Restated	Change	Previously Stated	Restated	Change
Balance Sheets
Additional paid-in capital (1)	9,734,746	7,469,219	(2,265,527)	1,814,207	1,292,016	(522,191)
Deficit accumulated during the exploration phase	(8,026,989)	(5,761,462)	2,265,527	(2,337,733)	(1,815,542)	522,191
Statements of Operations
Financing costs associated with the valuation of warrants	1,826,160	-	(1,826,160)	40,000	-	(40,000)
Operation and administration expense (2)	1,311,615	2,034,170	722,555	288,755	615,505	326,750
Stock compensation (2)	639,731	-	(639,731)	286,750	-	(286,750)
Income (loss) from operations	(5,681,977)	(3,938,641)	1,743,336	(1,463,758)	(1,463,758)	-
Net loss and comprehensive loss	(5,689,256)	(3,945,920)	1,743,336	(1,464,253)	(1,464,253)	-
Loss per common share (basic and fully diluted)	(0.08)	(0.05)	0.03	(0.02)	(0.02)	-
Statements of Cash Flows
Cash flows from operating activities
Net loss and comprehensive loss	(5,689,256)	(3,945,920)	1,743,336	(1,464,253)	(1,464,253)	-
Valuation of warrants	1,826,160	82,824	(1,743,336)	40,000	40,000	-
Shares issued for services	-	110,000	110,000	-	-	-
Cash flows from financing activities
Payments on related party notes	(150,000)	-	150,000	-	-	-
Proceeds from the issuance of common stock	5,252,388	4,992,388	(260,000)	-	-	-

Notes:
(1) Issue costs are grouped with Additional paid in capital

(2) Stock compensation was previously disclosed as a separate line, and is now grouped with Operation and administration expense.  Additionally, the Operation and administration expense line further increased by the reclassification of $82,824 and $40,000 for the years ended June 30, 2012 and 2011, which related to warrants issued in lieu of interest payments.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Articles of Incorporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.2	Bylaws (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.3	Articles of Amendment (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).
3.3	Amended Bylaws (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).
3.4	Amended and Restated Bylaws of Liberty Silver Corp., December 14, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011).
3.5	Amended and Restated Articles of Incorporation of Liberty Silver Corp, (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)
3.6	Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012. (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)

5.1	Opinion of Fox Rothschild LLP(included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013)
10.1	Mineral Property Purchase Agreement corporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
10.2

Exploration Earn-In Agreement dated March 29, 2010, by and between Liberty Silver Corp, a Nevada corporation, and AuEx Ventures, Inc., a Nevada corporation (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on February 19, 2013).

10.3

Employment Agreement and accompanying Stock Option Agreement, dated October 18, 2010, by and between Liberty Silver Corp. and Geoff Browne (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 19, 2010).

10.4

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and Paul Haggis (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.5

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and Timothy Unwin (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.6

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and John Barrington (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.7

Stock Option Agreement dated October 26, 2010 by and between Liberty Silver Corp. and George Kent (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 27, 2010).

10.8

Stock Option Agreement dated December 6, 2010 by and between Liberty Silver Corp. and W. Thomas Hodgson (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 6, 2010).

10.9	Liberty Silver Corp. Incentive Share Plan (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on May 3, 2011).
10.10

Liberty Silver Corp. Incentive Stock Option Agreement dated April 19, 2011 between Liberty Silver Corp. and William Tafuri (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).

10.11

Liberty Silver Corp. Non-Qualified Stock Option Agreement dated April 19, 2011 between Liberty Silver Corp. and John Barrington (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on May 5, 2011).

10.12	Subscription Agreement dated November 10, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).
10.13	Subscription Receipt and Escrow Agreement dated November 10, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).

10.14	Registration Rights Agreement dated November 10, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on November 10, 2011).
10.15	Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.16	Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).
10.17	Memorandum of Exploration Earn-In Agreement, effective March 29, 2010(included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013)
10.18	Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010(included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013)
101	SCH XBRL Schema Document *
101	INS XBRL Instance Document *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB XBRL Taxonomy Extension Label Linkbase Document *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2013	By:	/s/ Geoff Browne
		Name:	Geoff Browne

		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	February 28, 2013	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	February 28, 2013	By:	/s/ W. Thomas Hodgson
		Name:	W. Thomas Hodgson
		Title:	Director

Date:	February 28, 2013	By:	/s/ Timothy Unwin
		Name:	Timothy Unwin
		Title:	Director

Date:	February 28, 2013	By:	/s/ George Kent
		Name:	George Kent
		Title:	Director

Date:	February 28, 2013	By:	/s/ John Pulos
		Name:	John Pulos
		Title:	Director