Form 10-Q/A
period 2012-09-30
LIBERTY SILVER CORP
filed 2013-03-01
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EXPLANATORY NOTE

Liberty Silver Corp. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the period ended September 30, 2012, which was filed with the Securities and Exchange Commission on October 25, 2012 (the “Original Filing”) to restate and reissue its financial statements for the period ended September 30, 2012 (and comparative 2011) to correct certain errors in the accounting and reporting related to the Company’s stock "Unit" offerings.  Specifically, the warrants associated with these Unit offerings were incorrectly recorded with additional financing expense rather than in accordance with FASB ASC 815-40.   The effect of the restatement is summarized in Note 7 of the restated financial statements included in this Amendment No. 1 on Form 10-Q/A.

In addition to the restatements discussed above, this Amendment amends the information contained in the Results of Operation and Liquidity and Capital Resources discussions in Part I, Item 2 in the Original Filing, to the extent necessary to incorporate the effects of the restatement in the discussion.

Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2012

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7-8

Notes to Unaudited Financial Statements	9-13

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets (Restated)

ASSETS
	September 30,	June 30,
	2012	2012
	(unaudited)
Current Assets
Cash and cash equivalents	$874,564	$1,694,914
Deposit	11,221	10,906
Other	63,222	34,335
Prepaid	203,033	56,624
Total current assets	1,152,040	1,796,779

Property and Equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(5,951)	(4,214)
Mining interests	129,119	129,119
Total property and equipment	157,900	159,637

Total assets	$1,309,940	$1,956,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,634	$96,323
Accrued liabilities	98,080	71,625
Total current liabilities	157,714	167,948

Total liabilities	157,714	167,948

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
200,000,000 shares authorized;
80,810,834 and 80,710,834 shares issued and outstanding, respectively	80,811	80,711
Additional paid-in-capital	7,681,493	7,469,219
Deficit accumulated during the exploration stage	(6,610,078)	(5,761,462)
Total stockholders’ equity	1,152,226	1,788,468
Total liabilities and stockholders’ equity	$1,309,940	$1,956,416

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited) (Restated)
	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses
Operation and administration	579,350	291,145	3,330,287
Exploration	198,401	9,646	1,689,834
Consulting	2,916	199,133	1,101,381
Legal and accounting	77,235	199,648	478,583
Impairment of mining interests	-	-	11,800

Total operating expenses	857,902	699,572	6,611,885

Income (loss) from operations	(857,902)	(699,572)	(6,611,885)

Other income or gain (expense or loss)
Interest income	-	-	1,220
Interest expense	(81)	(97)	(484)
Gain (loss) foreign exchange	9,367	(27,559)	1,071
Total other income or gain (expense or loss)	9,286	(27,656)	1,807

Loss before income tax	(848,616)	(727,228)	(6,610,078)

Provision for income taxes	-	-	-
Net loss and comprehensive loss	(848,616)	(727,228)	(6,610,078)

Loss per common share – basic and fully diluted	$(0.01)	$(0.01)
Weighted average common shares	78,278,094	70,933,334

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited) (Restated)
	For Three Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities

Net loss and comprehensive loss	$(848,616)	$(727,228)	$(6,610,078)
Adjustments to reconcile net (loss)
to net cash used in operating activities
Valuation of warrants	-	77,291	122,824
Valuation of stock option issuance	139,682	200,051	1,066,164
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	-	-	110,000
Depreciation expense	1,737	-	5,951
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(146,409)	(34,151)	(203,033)
(Increase) in deposit	(315)	-	(11,221)
(Increase) in other assets	(28,887)	-	(63,222)
Increase (decrease) in accounts payable	(36,689)	(6,192)	59,634
Increase (decrease) in accrued expenses	26,455	(1,137)	98,080
Net cash used in operating activities	(893,042)	(491,366)	(5,008,901)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	-	(29,765)	(129,119)
Net cash used in investing activities	-	(29,765)	(163,851)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from issuance of common stock	75,000	688,639	6,102,387
Issue costs	(2,308)	-	(205,071)
Net cash provided by financing activities	72,692	688,639	6,047,316

Increase (decrease) in cash and cash equivalents	(820,350)	167,508	874,564
Cash and cash equivalents, beginning of period	1,694,914	16,723	-
Cash and cash equivalents, end of period	$874,564	$184,231	$874,564
The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited) (Restated)

	For Three Months ended September 30,		Cumulative from February 20, 2007 (inception) through September 30,
	2012	2011	2012
Supplemental Disclosures:
Cash paid for:
Interest	$81	$97	$484
Income tax	$-	$-	$-
Non-cash financing activities:
Common stock issued to settle related party note	$-	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.

An Exploration Stage Company

Notes to Interim Unaudited Financial Statements

For the Three Months Ended September 30, 2012

(Restated)

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

Note 7 - Restatement

The accompanying financial statements for the interim periods ended September 30, 2012 and 2011 have been restated to correct the accounting related to the issuance of warrants, included with “Units” issued by the Company pursuant to various private placement offerings.  This error resulted in $781,968 being incorrectly expensed and included in additional paid-in capital in the previously issued financial statements for the interim period ended September 30, 2012.   Additionally, the comparative audited balance sheet, as at and for the year ended June 30, 2012 has been adjusted to reflect the cumulative change resulting from the accounting error by reducing both the opening additional paid-in capital and the opening deficit accumulated during the exploration stage by $2,265,527.  The aggregate change resulting from the error in accounting, as at September 30, 2012, is $3,047,495, as summarized below:

	As of September 30, 2012			As of June 30, 2012
	Previously Stated	Restated	Change	Previously Stated	Restated	Change
Balance Sheets

Additional paid-in capital (1)	10,728,988	7,681,493	(3,047,495)	9,734,746	7,469,219	(2,265,527)
Deficit accumulated during the exploration phase	(9,657,573)	(6,610,078)	3,047,495	(8,026,989)	(5,761,462)	2,265,572

	For the interim periods ended September 30,
	2012			2011
Statements of Operations

Financing costs associated with the valuation of warrants	781,968	-	(781,968)	77,291	-	(77,291)
Operation and administration expense (2)	439,668	579,350	139,682	13,803	291,145	277,342
Stock compensation (2)	139,682	-	(139,682)	200,051	-	(200,051)
Income (loss) from operations	(1,639,870)	(857,902)	781,968	(699,572)	(699,672)	-
Net loss and comprehensive loss	(1,630,584)	(848,616)	781,968	(727,228)	(727,228)	-
Loss per common share (basic and fully diluted)	(0.02)	(0.01)	0.01	(0.01)	(0.01)	-

Statements of Cash Flows

Cash flows from operating activities
Net loss and comprehensive loss	(1,630,584)	(848,616)	781,968	(727,228)	(727,228)	-
Valuation of warrants	781,968	-	(781,968)	77,291	77,291	-

Notes:
(1) Issue costs are grouped with Additional paid-in capital

(2) Stock compensation was previously disclosed as a separate line, and is now grouped with Operation and administration expense.  Additionally, the Operation and administration expense line further increased by the reclassification of $77,291 for the period ended September 30, 2011, which related to warrants issued in lieu of interest payments.

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

Expenses

During the three month period ended September 30, 2012, the Company reported total operating expenses of $857,903 compared to $699,572 during the three month period ended September 30, 2011, an increase of $158,330, or approximately 23%.   The increase in operating expenses is primarily due to increases in operation and administration expense, and exploration expense.  The increase in these expenses was partially offset by a decrease in consulting expense and legal and accounting expense.  The net increase in operating expenses is primarily attributable to the Company’s effort to finance, explore and develop the Trinity Silver properties located in Pershing County, Nevada.

Comprehensive Loss

The Company had a comprehensive loss of $848,616 for the three months ended September 30, 2012, compared to a comprehensive loss of $727,228, for the three months ended September 30, 2011, a change of $121,388 or approximately 17%.  The change in comprehensive loss was primarily due to an increase in operating expenses as described above, partially offset by the gain from foreign exchange translations during the current period, versus a loss from foreign exchange translations during the comparative period.

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

During the three months ended September 30, 2012, net cash used in operating activities was $893,042, compared to net cash used in operating activities of $491,366 during the three months ended September 30, 2011.  The increase in net cash used in operating activities of $401,676 is primarily due to: a comprehensive loss of $848,616 during the current period versus a comprehensive loss of $727,228 in the comparative period; net changes in working capital items of $185,845 during the current period versus net changes in working capital items of $41,480 during the comparative period; partially offset by non-cash items of $141,419 during the current period versus non-cash items of $277,342 during the comparative period.

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

Date:  February 28, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  February 28, 2013