Form 10-Q/A
period 2012-12-31
LIBERTY SILVER CORP
filed 2013-03-01
CIK 1407583

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

EXPLANATORY NOTE

Liberty Silver Corp. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the period ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 14, 2013 (the “Original Filing”) to restate and reissue its financial statements for the period ended December 31, 2012 (and comparative 2011) to correct certain errors in the accounting and reporting related to the Company’s stock "Unit" offerings.  Specifically, the warrants associated with these Unit offerings were incorrectly recorded with additional financing expense rather than in accordance with FASB ASC 815-40.   The effect of the restatement is summarized in Note 7 of the restated financial statements included in this Amendment No. 1 on Form 10-Q/A.

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

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31,	June 30,
	2012	2012 (Note 7)
	(unaudited)
Current Assets
Cash and cash equivalents	$246,874	$1,694,914
Deposit	11,119	10,906
Other	99,212	34,335
Prepaid	44,127	56,624
Total current assets	401,332	1,796,779

Property and Equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(7,687)	(4,214)
Mining interests	2,531,539	129,119
Total property and equipment	2,558,584	159,637

Total assets	$2,959,916	$1,956,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$298,587	$96,323
Accrued liabilities	447,198	71,625
Total current liabilities	745,785	167,948

Total liabilities	745,785	167,948

Commitments and contingencies	-	-

Stockholders’ Equity
Capital stock, $.001 par value,
300,000,000 shares authorized;
83,714,167 and 80,710,834 shares issued and outstanding, respectively	83,714	80,711
Additional paid-in-capital	9,906,510	7,469,219
Deficit accumulated during the exploration stage	(7,776,093)	(5,761,462)
Total stockholders’ equity	2,214,131	1,788,468
Total liabilities and stockholders’ equity	$2,959,916	$1,956,416

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For Three Months Ended		For Six Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	December 31,		December 31,		December 31,
	2012	(Note 7) 2011	2012	(Note 7) 2011	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
Operation and administration	504,919	370,688	1,084,268	667,364	3,835,205
Exploration	185,784	8,755	384,184	18,401	1,875,617
Consulting	1,830	136,138	4,746	335,271	1,103,211
Legal and accounting	468,802	(85,254)	546,037	114,394	947,385
Impairment of mining interests	-	-	-	-	11,800

Total operating expenses	1,161,335	430,327	2,019,235	1,135,430	7,773,218

Income (loss) from operations	(1,161,335)	(430,327)	(2,019,235)	(1,135,430)	(7,773,218)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	(4,679)	1,624	4,686	(25,935)	(3,610)
Interest income	-	-	-	-	1,220
Interest expense	(2)	(23)	(82)	(120)	(485)
Total other income or gain (expense or loss)	(4,681)	1,601	4,604	(26,055)	(2,875)

Loss before income tax	(1,166,016)	(428,726)	(2,014,631)	(1,161,485)	(7,776,093)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	$(1,166,016)	$(428,726)	$(2,014,631)	$(1,161,485)	$(7,776,093)

Loss per common share – basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average common shares	83,300,028	70,933,334	81,998,357	70,933,334
The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For Six Months Ended		Cumulative During the Exploration Stage February 20, 2007 (inception) to
	December 31,		December 31,
	2012	2011 (Note 7)	2012
Cash flows from operating activities

Net loss and comprehensive loss	$(2,014,631)	$(1,161,485)	$(7,776,093)
Adjustments to reconcile net (loss)
to net cash used in operating activities

Valuation of warrants	-	82,824	122,824
Valuation of stock option issuance	279,365	352,491	1,205,847
Shares issued to settle contractual obligation	-	-	416,000
Depreciation expense	3,473	1,937	7,687
Shares issued for services	-	110,000	110,000

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	12,497	(5,040)	(44,127)
(Increase) in deposit	(213)	(7,695)	(11,119)
(Increase) in other assets	(64,877)	(13,584)	(99,212)
Increase (decrease) in accounts payable	202,264	90,711	298,587
Increase (decrease) in accrued expenses	375,573	(116,984)	447,198
Net cash used in operating activities	(1,206,549)	(666,825)	(5,322,408)

Cash flows from investing activities
Cash used for furniture and equipment	-	(29,059)	(34,732)
Cash paid for mining interests	(542,420)	(29,765)	(671,539)
Net cash used in investing activities	(542,420)	(58,824)	(706,271)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from issuance of common stock	318,293	4,992,389	6,345,681
Issue costs	(17,364)	(253,439)	(220,128)
Net cash provided by financing activities	300,929	4,738,950	6,275,553

Increase (decrease) in cash and cash equivalents	(1,448,040)	4,013,301	246,874

Cash and cash equivalents, beginning of period	1,694,914	16,723	-

Cash and cash equivalents, end of period	$246,874	$4,030,024	$246,874

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

Note 7 – Restatement

The comparative columns for the three and six-month periods ended December 31, 2011 in the accompanying Statements of Operations and Statements of Cash Flows have been restated to correct the accounting related to the issuance of warrants included in “Units” issued by the Company pursuant to various private placement offerings.  This error resulted in $344,728 and $339,195 being incorrectly expensed and included in additional paid-in capital in the previously issued financial statements for these periods, respectively.  Additionally, the comparative audited balance sheet, as at and for the year ended June 30, 2012, has been adjusted to reflect the cumulative change resulting from the accounting error by reducing both additional paid-in capital and deficit accumulated during the exploration stage by $2,265,527, as summarized below:

	As at December 31, 2012			As at June 30, 2012
	Previously Stated	Restated	Change	Previously Stated	Restated	Change
Balance Sheets
Additional paid-in capital (1)	9,906,510	9,906,510	-	9,734,746	7,469,219	(2,265,527)
Deficit accumulated during the exploration phase	(7,776,093)	(7,776,093)	-	(8,026,989)	(5,761,462)	2,265,527

	For the six month periods ended December 31,
	2012			2011
Statements of Operations
Financing costs associated with the valuation of warrants	-	-	-	422,019	-	(422,019)
Operation and administration expense (2)	1,084,268	1,084,268	-	232,049	667,364	435,315
Stock compensation (2)	-	-	-	352,491	-	(352,491)
Income (loss) from operations	(2,019,235)	(2,019,235)	-	(1,474,625)	(1,135,430)	339,195
Net loss and comprehensive loss	(2,014,631)	(2,014,631)	-	(1,500,680)	(1,161,485)	339,195
Loss per common share (basic and fully diluted)	(0.02)	(0.02)	-	(0.02)	(0.01)	0.01

Statements of Cash Flows
Cash flows from operating activities
Net loss and comprehensive loss	(2,014,631)	(2,014,631)	-	(1,500,680)	(1,161,485)	339,195
Valuation of warrants	-	-	-	422,019	82,824	(339,195)

Notes:
(1) Issue costs are grouped with Additional paid-in capital

(2) Stock compensation was previously disclosed as a separate line, and is now grouped with Operation and administration expense.  Additionally, the Operation and administration expense line further increased by the reclassification of $82,824 for the period ended December 31, 2011, which related to warrants issued in lieu of interest payments.

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

Date:  March 1, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  March 1, 2013