Form 10-Q
period 2013-03-31
LIBERTY SILVER CORP
filed 2013-05-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 the Issuer had 83,991,945 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-12

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
(unaudited)
As at,	March 31, 2013	June 30, 2012
	$	$
		(note 7)
ASSETS

Current assets
Cash and cash equivalents	137,406	1,694,914
Deposit	10,959	10,906
Other	19,201	34,335
Prepaid	80,066	56,624
Total current assets	247,632	1,796,779

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(9,424)	(4,214)
Mining interests	2,537,549	129,119
Total property and equipment	2,562,857	159,637

Total assets	2,810,489	1,956,416

LIABILITIES

Current liabilities
Accounts payable	767,223	96,323
Accrued liabilities	265,596	71,625
Total current liabilities	1,032,819	167,948

Total liabilities	1,032,819	167,948

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
83,991,945 and 80,710,834 common shares issued and outstanding, respectively	83,992	80,711
Additional paid-in-capital	10,243,415	7,469,219
Deficit accumulated during the exploration stage	(8,549,737)	(5,761,462)
Total shareholders’ equity	1,777,670	1,788,468

Total liabilities and shareholders’ equity	2,810,489	1,956,416

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three months		Nine months		Cumulative during the exploration stage February 20, 2007 (inception) to
For the periods ended March 31,	2013	2012	2013	2012	2013
	$	$	$	$	$
		(note 7)		(note 7)
Revenue	-	-	-	-	-

Operating expenses
Operation and administration	383,110	427,438	1,467,378	1,094,800	4,218,315
Exploration	73,211	685,741	457,395	704,142	1,948,828
Consulting	402	84,550	5,148	419,821	1,103,613
Legal and accounting	322,571	61,581	868,608	175,976	1,269,956
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	779,294	1,259,310	2,798,529	2,394,739	8,552,512

Income (loss) from operations	(779,294)	(1,259,310)	(2,798,529)	(2,394,739)	(8,552,512)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	5,734	26,319	10,420	384	2,123
Interest income	-	-	-	-	1,221
Interest expense	(83)	(45)	(166)	(165)	(569)
Total other income or gain (expense or loss)	5,651	26,274	10,254	219	2,775

Loss before income tax	(773,643)	(1,233,036)	(2,788,275)	(2,394,520)	(8,549,737)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	(773,643)	(1,233,036)	(2,788,275)	(2,394,520)	(8,549,737)
Loss per common share – basic and fully diluted	(0.01)	(0.02)	(0.03)	(0.03)
Weighted average common shares	82,597,024	74,188,097	82,597,024	74,188,097

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine months		Cumulative during the exploration stage February 20, 2007 (inception) to
For the periods ended March 31,	2013	2012	2013
	$	$	$
		(note 7)
Cash flows from operating activities
Net loss and comprehensive loss	(2,788,275)	(2,394,520)	(8,549,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	82,824	122,824
Valuation of stock options	419,046	524,138	1,345,527
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	-	110,000	110,000
Depreciation expense	5,210	2,477	9,424
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-	(2,260)	-
(Increase) in prepaid expenses	(23,442)	(132,261)	(80,066)
(Increase) in deposit	(53)	(11,095)	(10,959)
(Increase) decrease in other assets	15,134	(29,748)	(19,201)
Increase in accounts payable	670,900	129,490	767,223
Increase (decrease) in accrued expenses	193,971	(207,078)	265,596
Net cash used in operating activities	(1,507,509)	(1,928,033)	(5,623,369)
Cash flows from investing activities
Cash used for furniture and equipment	-	(34,732)	(34,732)
Cash and non-cash paid for mining interests	(348,430)	(29,765)	(477,549)
Net cash used in investing activities	(348,430)	(64,497)	(512,281)
Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from issuance of common stock	318,293	4,992,388	6,345,681
Issue costs	(19,862)	(276,901)	(222,625)
Net cash used in financing activities	298,431	4,715,487	6,273,056
Increase (decrease) in cash and cash equivalents	(1,557,508)	2,722,957	137,406
Cash and cash equivalents, beginning of period	1,694,914	16,723	-
Cash and cash equivalents, end of period	137,406	2,739,680	137,406

The accompanying notes are an integral part of these financial statements.

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows (continued)
(Unaudited)
For the periods ended March 31,	Nine months		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	2013
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	166	165	569
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	2,060,000	-	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2013

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2012. The interim results for the period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

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

For the Nine Months Ended March 31, 2013

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

Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company has satisfied item (2), and has reported its compliance as of March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement.

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•  if this registration statement was declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver would issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•  if this registration statement was not declared effective by the United States Securities Exchange Commission (“SEC”) by March 1, 2013, Liberty Silver would pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeded US$0.72 per share, Liberty Silver would have issued an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

On March 1, 2013, the SEC declared the Company’s registration statement, filed on Form S-1, effective and as such, the Company issued an additional 277,778 Liberty Silver common shares to Primus, pursuant to the Registration Rights Agreement.

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims.

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2013

The Company has completed some financing transactions, and continues to pursue additional financing opportunities in order to obtain the capital needed to fulfill its obligations under the terms of the Earn-In Agreement. There has been no mining of resources to date.

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

On October 15, 2012, in connection with the acquisition of the Hi Ho Properties as described in Note 3 – Mineral property, the Company issued 2,583,333 common shares.  The common shares were valued at $0.72 per share for a total value of $1,860,000 for the shares.

On November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20,000 whole warrants at an exercise price of $0.65 per common share, for gross proceeds of US $13,000. The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.

On March 1, 2013, in connection with the acquisition of the Hi Ho Properties as described in Note 3 – Mineral property, the Company issued an additional 277,778 common shares pursuant to the Registration Rights Agreement.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Note 5 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $8,549,737 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2013

obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, management is considering various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the capital markets and debt financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 6 – Subsequent Events

The Company has evaluated subsequent events for the interim period ended March 31, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

Note 7 – Restatement

The comparative columns for the three and nine-month periods ended March 31, 2012 in the accompanying Statements of Operations and Statements of Cash Flows have been restated to correct the accounting related to the issuance of warrants included in “Units” issued by the Company pursuant to various private placement offerings.  This error resulted in $1,015,408 and $1,354,603 being incorrectly expensed and included in additional paid-in capital in the previously issued financial statements for these periods, respectively.  Additionally, the comparative audited balance sheet, as at and for the year ended June 30, 2012, has been adjusted to reflect the cumulative change resulting from the accounting error by reducing both additional paid-in capital and deficit accumulated during the exploration stage by $2,265,527, as summarized below:

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2013

	As at June 30, 2012
	Previously Stated	Restated	Change
Balance Sheets
Additional paid-in capital (1)	9,734,746	7,469,219	(2,265,527)
Deficit accumulated during the exploration phase	(8,026,989)	(5,761,462)	2,265,527

	For the 3 and 9 month periods ended March 31, 2012
	3 months			9 months
	Previously Stated	Restated	Change	Previously Stated	Restated	Change
Statements of Operations

Financing costs associated with the valuation of warrants	1,015,408	-	(1,015,408)	1,437,427	-	(1,437,427)
Operation and administration expense (2)	255,790	427,437	171,647	487,839	1,094,801	606,962
Stock compensation (2)	171,647	-	(171,647)	524,138	-	(524,138)
Income (loss) from operations	(2,274,717)	(1,259,309)	1,015,408	(3,749,342)	(2,394,739)	1,354,603
Net loss and comprehensive loss	(2,248,443)	(1,233,035)	1,015,408	(3,749,123)	(2,394,520)	1,354,603
Loss per common share (basic and fully diluted)	(0.03)	(0.02)	0.01	(0.05)	(0.03)	0.02

	9 months ended March 31, 2013
	Previously Stated	Restated	Change
Statements of Cash Flows
Cash flows from operating activities
Net loss and comprehensive loss	(3,749,123)	(2,394,520)	1,354,603
Valuation of warrants	1,437,427	82,824	(1,354,603)
Shares issued for services	-	110,000	110,000

Cash flows from financing activities
Payments on related party notes	(150,000)	-	150,000
Proceeds from the issuance of common stock	5,252,388	4,992,388	(260,000)

Notes:
(1) Issue costs are grouped with Additional paid-in capital

(2) Stock compensation was previously disclosed as a separate line, and is now grouped with Operation and administration expense.  Additionally, the Operation and administration expense line further increased by the reclassification of $82,824 during the nine month period ended March 31, 2012, which related to warrants issued in lieu of interest payments.

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

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims. Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company has satisfied item (2), and has reported its compliance as of March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement.

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

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat. The Trinity Project consists of approximately 10,020 acres, which includes 253 unpatented lode mining claims and portions of nine sections of private land. The specific location of the Trinity Project is discussed in more detail the section entitled “Properties” herein.

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

We anticipate that the following environmental permits will be necessary for our anticipated operations:

▪Permit for Reclamation

▪Water Pollution Control Permit

▪Air Quality Operating Permit

▪Industrial Artificial Pond Permit

▪Water Rights

The Company anticipates that, subject to the availability of funds or financing, it will begin soliciting bids for the programs necessary to obtain these permits during the fiscal year ending June 30, 2014. The cost, timing, and work schedules are not yet available.

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

Employees

The Company currently has six full-time employees, R. Geoffrey Browne, the President and Chief Executive Officer and Director on the Board of Directors, Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President, William Tafuri, the Project Manager for the Trinity Project, H. Richard Klatt, the Vice President of Exploration, and two additional employees.

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

In the event the Company does not meet its minimum expenditure obligation in any year, it is obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc. During each of the first two years, the Company has exceeded its minimum expenditure obligation and not been obligated to pay any amounts to Renaissance. The Company had an excess of approximately $133,000 in expenditures over the minimum requirement in the first year, and an excess of approximately $162,000 in expenditures over the minimum requirement in the second year and an excess of approximately $2,856,430 in the third year. The Company satisfied its entire $5,000,000 expenditure commitment by March 29, 2013, which was the end of the third year, and as a result, will not be obligated to pay any deficiency amounts to Renaissance for the third year or any future years.

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•  if this registration statement was declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver would issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•  if this registration statement was not declared effective by the United States Securities Exchange Commission (“SEC”) by March 1, 2013, Liberty Silver would pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeded US$0.72 per share, Liberty Silver would have issued an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

On March 1, 2013, the SEC declared the Company’s registration statement, filed on Form S-1, effective and as such, the Company issued an additional 277,778 Liberty Silver common shares to Primus, pursuant to the Registration Rights Agreement.

Trinity Project Technical Report

In the process of compiling and synthesizing information on the Trinity Project, on February 15, 2011, the Company completed an independently verified mineralized materials estimate on the Trinity Project (the “Trinity Project Technical Report”); the Company publicly released the report on March 2, 2011. The Technical Report for the Trinity mine project was prepared in accordance with the Canadian Securities Administrators’ National Instrument 43-101 (“NI 43-101”) by Mine Development Associates of Reno, Nevada, and has been reviewed by the Toronto Stock Exchange. The Trinity Project Technical Report may be viewed on the Company’s website at www.libertysilvercorp.com and also on www.SEDAR.com, where it has been filed.  Mineralized materials defined in the Trinity Project Technical Report are not recognized by the United States Securities and Exchange Commission.

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

Subsequent Events

The Company has evaluated subsequent events for the interim period ended March 31, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 31, 2012. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenue

During the three-month periods ended March 31, 2013 and 2012, the Company generated no revenue.

Operating expenses

During the three month period ended March 31, 2013, the Company reported total operating expenses of $779,294 compared to $1,259,310 during the three month period ended March 31, 2012, a decrease of $480,016, or approximately 38%. The decrease in operating expenses is due to decreases in operation and administration expense, exploration expense, and consulting expense.  The decrease in these expenses was partially offset by an increase in legal and accounting expenses.

Operation and administration expense decreased by $44,328 to $383,110 during the period ended March 31, 2013, as compared to an expense of $427,438 reported during the period ended March 31, 2012. The net decrease in operation and administration expense was primarily due to decreases in: marketing and promotional expenses, investor relations’ expense, and stock based compensation.  The decrease in these expenses was partially offset by an increase in salary expense, insurance expense, costs related to being a public company, and rent expense.

Exploration expense decreased by $612,530 to $73,211 during the period ended March 31, 2013, as compared to an expense of $685,741 reported during the period ended March 31, 2012. During the period ended March 31, 2012, the Company was engaged in an extensive exploration program, as compared to the period ended March 31, 2013, when the Company did not incur field exploration expenditures, but instead incurred expenses related to the analysis of data compiled during the previous years exploration program.

Legal and accounting expense increased by $260,990 to $322,571 during the period ended March 31, 2013, as compared to a legal and accounting expense of $61,581 reported during the period ended March 31, 2012. During the period ended March 31, 2013, the Company incurred increased legal fees in connection with the Cease Trade Orders, of the Company’s shares, imposed by the Securities and Exchange Commission and the Ontario Securities Commission.  The Company also incurred increased legal and accounting fees during the current period in connection with the preparation and filing of a registration statement filed on Form S-1.

Consulting expense decreased by $84,148 to $402 during the period ended March 31, 2013, as compared to an expense of $84,550 reported during the period ended March 31, 2012. During the period ended March 31, 2013, the Company did not engage as many external consultants as it had during the comparative period.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $773,643 for the three months ended March 31, 2013, compared to a net loss and comprehensive loss of $1,233,036, for the three months ended March 31, 2012, a change of $459,393 or approximately 37%. The change in net loss and comprehensive loss was due to a net decrease in operating expenses as described above, partially offset by a lower net total other income reported in the 2013 quarter, compared to a net total other income reported in the 2012 quarter, which consisted of interest and foreign exchange transactions.

Results of Operations for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

Revenue

During the nine-month periods ended March 31, 2013 and 2012, the Company generated no revenue.

Operating expenses

During the nine month period ended March 31, 2013, the Company reported total operating expenses of $2,798,529 compared to $2,394,739 during the nine month period ended March 31, 2012, an increase of $403,790, or approximately 17%. The increase in operating expenses is due to increases in operation and administration expense and legal and accounting expense.  The increase in these expenses was partially offset by a decrease in exploration expense and consulting expense.

Operation and administration expense increased by $372,578 to $1,467,378 during the period ended March 31, 2013, as compared to an expense of $1,094,800 reported during the period ended March 31, 2012. The net increase in operation and administration expense was primarily due to increases in: corporate development and related printing and administrative expense, salary expense, rent expense, investor relations and related travel expense, and insurance expense.  These increases in operational expenses were partially offset by decreases in: costs related to being a public company, and stock based compensation.

Legal and accounting expense increased by $692,632 to $868,608 during the period ended March 31, 2013, as compared to an expense of $175,976 reported during the period ended March 31, 2012.  During the period ended March 31, 2013, the Company incurred increased legal fees in connection with the Cease Trade Orders, of the Company’s shares, imposed by the Securities and Exchange Commission and the Ontario Securities Commission.  The Company also incurred increased legal and accounting fees in connection with the preparation and filing of a registration statement filed on Form S-1 on November 15, 2012, and due to fees incurred in connection with the acquisition of mineral properties.  Comparatively, the legal and accounting expense reported during the period ended March 31, 2012 was a result of more routine and ongoing corporate activity.

Exploration expense decreased by $246,747 to $457,395 during the period ended March 31, 2013, as compared to an expense of $704,142 reported during the period ended March 31, 2012. During the period ended March 31, 2012, the Company was engaged in an extensive exploration program that was commenced in January of 2012, thus the Company had greater exploration related activity, as compared to the comparative period ended March 31, 2013, during which time, most of the field exploration expenditures had already been incurred.

Consulting expense decreased by $414,673 to $5,148 during the period ended March 31, 2013, as compared to an expense of $419,821 reported during the period ended March 31, 2012. During the period ended March 31, 2013, certain individuals were classified as employees of the Company, whereas for six months of the nine-month period ended March 31, 2012, those individuals were classified as independent contractors acting as consultants to the Company.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $2,788,275 for the nine months ended March 31, 2013, compared to a net loss and comprehensive loss of $2,394,520 for the nine months ended March 31, 2012, an increase of $393,755 or approximately 16%.  The change in net loss and comprehensive loss was due to a net increase in operating expenses as described above, partially offset by an increase in net total other income reported during the nine month period ended March 31, 2013, compared to the nine month period ended March 31, 2012, which consisted of interest and foreign exchange transactions.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, management is considering various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016. In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study. As of March 31, 2013, the Company has incurred approximately $5,652,398 in expenditures related to the Trinity Project, and therefore has satisfied the $5,000,000 exploration expenditure commitment prior to March 29, 2013, the third year of the Earn-In Agreement.  The Company is currently seeking to raise approximately $5,000,000 to fund additional work to complete the bankable feasibility study and to fund ongoing working capital. The additional work will consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution or investor group to raise capital at this time; however, it has been engaged at advanced levels with investor groups to determine an appropriate financing structure in the near-term.

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

As at March 31, 2013, there were 9,607,500 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $6,000,019.

Current Assets and Total Assets

As of March 31, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $247,632, as compared to total current assets of $1,796,779 at June 30, 2012, a decrease of $1,549,147, or approximately 86%; and ii) total assets of $2,810,489, as compared to total assets of $1,956,416 at June 30, 2012, an increase of $854,073, or approximately 44%. The decrease in current assets was primarily due to cash used in operating activities.  The increase in total assets was primarily due to the acquisition of mining interests, for which $250,000, plus direct costs associated with the acquisition, was paid in cash, and the balance was paid for by the issuance of shares of the Company, which were valued at $2,060,000.

Total Current Liabilities and Total Liabilities

As of March 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,032,819, compared to total current liabilities and total liabilities of $167,948 at June 30, 2012, an increase of $864,871 or approximately 515%. The increase in liabilities was due to: an increase in accounts payable, which was comprised of legal fees in connection with the Company’s Cease Trade Orders issued by the Securities and Exchange Commission and the Ontario Securities Commission, and ongoing operational invoices; and, an increase in accrued liabilities, which was comprised of ongoing operational accruals, including management salaries, which have not been paid.  The Company has issued a claim to its insurance underwriters for coverage under the Company’s directors and officer’s insurance policy to offset certain legal fees incurred in connection with the Cease Trade Orders, which if successful, will offset a portion of the current accounts payable balance.  The insurance underwriters have rejected the Company’s claim.  Management is currently considering its options to dispute the position taken by the insurance underwriters.

Cash Flow – for the interim periods ended March 31, 2013 and 2012

During the nine months ended March 31, 2013 cash was primarily used to fund operations and purchase of mining interests. The Company reported a net decrease in cash during the nine months ended March 31, 2013 as compared to a net increase in cash for the nine months ended March 31, 2012.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2013	2012

Net cash used in operating activities	$ (1,507,509)	$ (1,928,033)
Net cash used in investing activities	(348,430)	(64,497)
Net cash from financing activities	298,431	4,715,487

Net Change in Cash	$ (1,557,508)	$ 2,722,957

During the nine months ended March 31, 2013, net cash used in operating activities was $1,507,509, compared to net cash used in operating activities of $1,928,033 during the nine months ended March 31, 2012. The decrease in net cash used in operating activities of $420,524 is primarily due to net changes in working capital items, which led to an increase in cash of $856,510 during the current period versus net changes in working capital items, which led to a decrease in cash of $252, 952 during the comparative period.  The decrease in cash used in operating activities resulting from net working capital changes was partially offset by a net loss and comprehensive loss of $2,788,275 during the current period versus a net loss and comprehensive loss of $2,394,520 during the comparative period, and, non-cash items of $424,256 during the current period versus non-cash items of $719,439 during the comparative period.

During the nine months ended March 31, 2013, the Company used cash for investing activities of $348,430 to acquire mining interests, as compared to $64,497 used in investing activities during the comparative period when the Company used $34,732 to acquire furniture and office equipment and $29,765 to acquire additional mining claims.

During the nine months ended March 31, 2013, net cash from financing activities was $298,431, compared to net cash from financing activities of $4,715,487 during the nine months ended March 31, 2012. During the current period, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000 and 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for the gross proceeds of $225,000. The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011 and 1,000,000 Units on August 4, 2011. The Units were comprised of one common share and one half of one common share purchase warrant.  The total CDN $300,000 proceeds were reported as $305,293.  During the current period, the Company also issued 20,000 common shares upon the exercise of 20,000 warrants at an exercise price of US $0.65 per common share, for gross proceeds of US $13,000.  The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  During the nine months ended March 31, 2012, the Company issued a combined 1,200,000 Units, consisting of one common share and one half of one common share purchase warrant, at CDN $0.55 per Unit, for gross proceeds of CDN $660,000. The CDN$ proceeds were reported as USD $688,638.  Additionally, during the comparative period, the Company issued 8,607,500 Units, consisting of one common share and one common share purchase warrant, at US $0.50 per Unit, for gross proceeds of $4,303,750.  To arrive at net cash from financing activities, the gross proceeds were offset by direct costs of issuance of $19,862 during the current period and $276,901 during the comparative period.

Going Concern

These interim unaudited financial statements filings have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 1, 2013, the Company issued a total of 277,778 shares of its common stock as the balance of the consideration due for its acquisition of the Hi Ho Properties.  The shares were issued to Primus Resources, L.C., at a deemed value of US $0.72 per share.  The shares were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.  No underwriters were used, nor were any brokerage commissions paid in connection with this share issuance.

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

Date:  May 14, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  May 14, 2013

31