Form 10-K
period 2013-06-30
LIBERTY SILVER CORP
filed 2013-09-27
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $31,765,918.

As of September 27, 2013, the Company had 83,991,945 shares issued and outstanding.

PART I

ITEM 1.

BUSINESS

The Corporation

Liberty Silver Corp. (“Liberty Silver”, the “Company”, “we”, “us”, or the “Registrant”) was incorporated on February 20, 2007 under the laws of the state of Nevada under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, P.O. Box 848, Toronto, Ontario, Canada, M5J 2T3, and the telephone number is 888-749-4916.

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

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement (the “Earn-In Agreement”), discussed below in Item 2 - Properties.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company providing the Company with a right to earn a 70% undivided interest in rights of AuEx, Inc. in the Trinity Project (the “70% Interest”); as discussed below, the 70% Interest is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited.  AuEx, Inc. is beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.  Currently the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project.

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

Our business operations are currently focused on efforts to explore the Trinity Project. The Company has not yet commenced development stage activities, but intends to engage in efforts to develop the Trinity Project in the future.  The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

Employees

The Company currently has six full-time employees, R. Geoffrey Browne, the President and Chief Executive Officer and a Director of the Board, Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President, William Tafuri, the Project Manager for the Trinity Project, H. Richard Klatt, the Vice President of Exploration, and two additional employees.

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

The Company has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The phone number there is: 775-352-9375.  The monthly base rent is USD $ 2,477.25 plus Common Area Reimbursement of USD $ 370 and Property Tax of USD $250. The term of the lease is for twenty-four months and terminates on January 31, 2015.

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

Each claim filed with the BLM has an associated maintenance fee of $140 per year for each assessment year (which runs from September 1 through August 31). This fee must be paid by midnight on August 31 of each year to maintain the claim's validity for the succeeding assessment year.  The fees for the claims comprising the Trinity Project are paid by Renaissance in accordance with the Lease they hold with Newmont. The Company reimburses Renaissance for this expenditure. All of the fees have been paid to the BLM for the 2012-2013 assessment year and all filings are current. The Company has an obligation to reimburse Renaissance for such fees paid to the BLM.  We have 253 claims which, based upon current maintenance fees, costs $35,420 per assessment year to maintain.

To protect and verify our claims and interests in the Trinity Project, we have completed examinations of legal title to the property making up the Trinity Project, which we have deemed to be satisfactory.  In addition, a Memorandum of Exploration Earn-In Agreement, effective March 29, 2010, has been recorded in the Office of the Recorder of Pershing County, Nevada.

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
Lancaster
0 5 10 20
Miles

MAP* SHOWING LOCATION OF THE TRINITY SILVER OPEN PIT MINE, PERSHING COUNTY, NEVADA

N
Trinity Silver mine
Scale
0 10 20 30 miles
0 10 20 30 40 50 kilometers
Pacific Time
Mountain Time
OREGON
CALIFORNIA
NEVADA
HARNEY
MALHEUR
LAKE
WASHOE
HUMBOLDT
PERSHING
CHURCHILL
LANDER
STOREY
LYON
DOUGLAS
PLUMAS
SIERRA
PLACER
ELDORADO
Winnemucca
Lovelock El 3975
Imlay
Rye Patch Reservoir
Rye Patch State Recreation Area
Rye Patch Dam El 4133
Humboldt Sink
Humboldt Wildlife Management Area
Trinity Peak El 7332
Battle Mountain El 4510
Fallon El 3963
Reno El 4498
Sparks
Carson City El 4687
Pyramid Lake
Gerlach
Fernley

*Nevada State road map base, 1998

H.R. Klatt
3-17-11

Trinity Project Agreements

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement, discussed below.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc. AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Exploration Inc. (“Renaissance”) was spun out, and on July 1, 2010, pursuant to a letter agreement by and between AuEx, Inc., Renaissance Exploration, Inc., and Liberty Silver Corp., AuEx, Inc. assigned all of its rights in the Exploration Earn-In Agreement to Renaissance, which currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  Pursuant to the letter agreement, all parties consented to the assignment, and as a result, the Company’s rights in the Trinity Project under the Earn-In Agreement are enforceable against Renaissance Exploration, Inc., and are derived from and based upon the rights of Renaissance under the Minerals Lease and Sublease; a copy of the Letter Agreement effective July 1, 2010 was filed as Exhibit 10.18 to the Company’s S-1 filed on January 24, 2013.  Additionally, a Memorandum of Exploration Earn-In effective March 29, 2010, has been recorded in the Office of the Recorder of Pershing County, Nevada.

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

We believe that Renaissance has complied with, and is current in, all of its requirements under the Lease.  We monitor its compliance with annual federal and state requirements for maintenance of mining claims in good standing by obtaining and reviewing copies of all its annual filings relating to the claims comprising the Trinity Project.  For purposes of monitoring compliance by Renaissance with its the semi-annual reporting obligations under the Lease, we provide semi-annual reports to Renaissance regarding our activities, operations and expenditures on the property to assist Renaissance in meeting its obligations to Newmont.  Our CEO has established a regular line of communication with Newmont executives regarding the Trinity Property, and Newmont has identified no non-compliance issues.

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

Should Newmont elect to participate in a joint venture with Renaissance, pursuant to the Lease and its payment terms, Newmont will serve as the manager of the joint venture and own 51% of the joint venture with an option to acquire an additional 14% for additional payments to Renaissance (for a total participating interest of 65%).  Pursuant to the Earn-In Agreement, we are entitled to 70% interest in the Trinity Project subject only to the Newmont interest.  Accordingly, if Newmont exercised all of its joint venture options under the Lease, we would own a 35% interest in the Trinity Project.

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

In the event the Company does not meet its minimum expenditure obligation in any year, it is obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc.  During each of the first three years, the Company has exceeded its minimum expenditure obligation and has not been obligated to pay any amounts to Renaissance.  The Company had an excess of approximately $133,000 in expenditures over the minimum requirement in the first year, an excess of approximately $162,000 in expenditures over the minimum requirement in the second year, and an excess of approximately $2,856,430 in the third year.  The Company has satisfied its entire $5,000,000 expenditure commitment by the end of the third year, when it had incurred a total of approximately $5,652,397.  As a result, the Company will not be obligated to pay any deficiency amounts to Renaissance for any future years.

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement.   Pursuant to the Registration Rights Agreement the Company was required to pay Seller additional consideration as follows:

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

The registration statement was declared effective by the United States Securities Exchange Commission on March 1, 2013 and as a result, the Company issued an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares.

Trinity Project Technical Report

In the process of compiling and synthesizing information on the Trinity Project, on February 15, 2011, the Company completed an independently verified mineralized materials estimate on the Trinity Project (the “Trinity Project Technical Report”); the report was publicly released by the Company on March 2, 2011.  The Technical Report for the Trinity mine project was prepared in accordance with the Canadian Securities Administrators’ National Instrument 43-101 (“NI 43-101”) by Mine Development Associates of Reno, Nevada, and has been reviewed by the Toronto Stock Exchange.  The Trinity Project Technical Report may be viewed on the Company’s website at www.libertysilvercorp.com, and also on www.SEDAR.com, where it has been filed.  Mineralized materials defined in the Trinity Project Technical Report are not recognized by the United States Securities and Exchange Commission.

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

U. S. Borax and Chemical Corp. (“Borax”) became interested in what is now the Trinity project in 1982 on the basis of reconnaissance geochemical sampling that indicated the presence of anomalous lead and silver in the Willow Canyon area. By 1984, Borax had acquired a property position and had entered into a joint venture with Southern Pacific Land Company (later Santa Fe Pacific Mining, Inc. (“SFPM”) and still later Newmont Mining Corp. (“Newmont”)), in which Borax was the operator. From 1982 to 1986, Borax and its joint-venture partner explored the property and developed the Trinity mine. Borax operated the open pit heap-leaching mine, through a mining contractor, on behalf of the joint venture from September 3, 1987 to August 29, 1988, with leaching continuing into 1989. During this period, the mine produced about five and a half million ounces of silver from about 1.1 million tons of oxidized ore grading approximately six and a half ounces of silver per ton. Borax drilled and conducted extensive metallurgical testing on the sulfide mineralization, but metal prices at the time were too low to support mining of this material.

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

Liberty Silver entered into an earn-in agreement with Renaissance in March, 2010. To date, Liberty Silver has conducted extensive data compilation and has completed geophysical surveys consisting of a magnetotelluric survey, a gravity survey, and an induced polarization survey over portions of the project. The company has also drilled approximately 20,000 ft of reverse circulation rotary drilling consisting of 20 holes 18 of which were drilled in the vicinity of the Trinity mine. The database of technical data for the property, developed since 1982, includes the results of soil and rock surveys, geophysical surveys, geologic mapping, lithology logging and multi-element analyses for about 400 drill holes, and metallurgical work, as well as data derived from the previous production of heap-leach silver.  The Magnetotelluric Survey was initiated in June of 2010 and completed in August of 2010. The Gravity survey was initiated in February of 2012 completed in March of 2012. The Induced Polarization Survey was initiated in April of 2012 completed in May of 2012. The drill program was started in January of 2012 and completed in April of 2012.

Work Completed by Company & Plan of Operation

As of the date of this Form 10-K , the Company has completed the following items: (a) a magnetotelluric geophysical survey has been completed; (b) the drill hole database has been digitized; (c) a mineralized material estimate for the original deposit identified in the Earn-In Agreement; in addition, environmental and permitting work has begun, and all of the past geologic data has been compiled.

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

We estimate that during our fiscal year ending June 30, 2011, we incurred approximately $554,145 in exploration expenses, and that during our fiscal year ending June 30, 2012, we incurred approximately $1,667,497 in exploration expenses, and that during our fiscal year ending June 30, 2013, we incurred approximately $3,234,201 in exploration expenses.   These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether we have met our minimum annual expenditure commitment.

It is anticipated that additional exploration work will be needed during 2014, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade our level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budget for this additional drilling is approximately $1,500,000.   Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock. Engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.   The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

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

Tertiary volcanic and sedimentary rocks and Quaternary sediments are abundant in the Trinity project area. There is a thin Tertiary rhyolite sequence along the central north-south axis of the property that includes the mineralized material area. These volcanic rocks overlie the Mesozoic phyllite and argillite, exposed to the east, but are separated by an argillite breccia that is closely associated with faulting. The rhyolite includes interbedded rhyolitic flows, welded tuffs, air-fall tuffs, epiclastic tuffs, and lacustrine deposits. Several rhyolite domes, dikes, and sills have also been identified on the property, some of which may be related to mineralization. Early Tertiary north- to northwest-trending faults are present in the Trinity project area, as are younger north- to northeast-trending normal faults. Late Tertiary and/or Quaternary bench and channel gravel deposits and Quaternary alluvium and outwash unconformably overly the rhyolites and cover the western part of the property.

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

Index of Geologic Terms

TERM	DEFINITION
Adularia	A variety of transparent or translucent orthoclase.
Air-fall tuffs	Ash exploded out of a volcano, which falls through the air and settles in beds, called tuffs when consolidated.

Alluvium	Loose, unconsolidated (not cemented together into a solid rock) soil or sediments
Aphanitic	Igneous rock in which the grain or crystalline structure is too fine to be seen by the unaided eye
Argillite	A fine-grained sedimentary rock composed predominantly of indurated muds and oozes.
Argillization	The replacement or alteration of feldspars to form clay minerals.
Arsenopyrite	The most prevalent mineral containing the element arsenic.
Breccia	A rock composed of broken fragments of minerals or rock cemented together by a fine-grained matrix, which can be either similar to or different from the composition of the fragments.
Cenozoic	The current and most recent geological era and covers the period from 65.5 million years ago to the present
Chalcopyrite	A major ore mineral containing copper, iron, and sulfur.
Cretaceous	A geologic period from 145 to 65 million years ago.
Deltaic	Pertaining to, or like a delta.
Dikes	A type of sheet intrusion referring to any geologic body that cuts discordantly across rock structures.
Domes	A roughly circular mound-shaped protrusion resulting from the slow extrusion of viscous lava from a volcano.
Epiclastic	Formed at the surface of the earth by consolidation of fragments of preexisting rocks.
Freibergite	A complex sulfosalt mineral of silver, copper, iron, antimony, arsenic, and sulfur.
Galena	The natural mineral form of lead sulfide.
Grandiorite	A visibly crystalline plutonic rock composed chiefly of sodic plagioclase, alkali feldspar, quartz, and subordinate dark-colored minerals.
Hydrothermal	Relating to or produced by hot water, especially water heated underground by the Earth's internal heat.
Jurassic	The geologic period that extends from about 200 to 145 million years ago.
Lacustrine	Of or relating to lakes.
Metal Sulfides	A group of minerals containing both metals and sulfur.
Mesozoic	A geologic era that extends from 251 to 65 million years ago
Mineral	A mineral is a naturally occurring solid chemical substance having characteristic chemical composition, highly ordered atomic structure, and specific
Mineralization	The act or process of mineralizing.
Miocene	A geological epoch that extends from about 23.8 to 5.3 million years ago.
Nevadan Orogeny	A major mountain building event that took place along the western edge of ancient North America between the mid to late Jurassic.
Ore	Mineralized material that can be mined and processed at a positive cash flow.
Orthoclase	A variety of feldspar, essentially potassium aluminum silicate, which forms igneous rock.
Oxidized	A process whereby the sulfur in a mineral has been removed and replaced by oxygen.
Phyllite,	A type of foliated metamorphic rock primarily composed of quartz, muscovite mica, and chlorite
Pliocene	The geologic epoch that extends from about 5.3 million to 1.8 million years ago.
Porphyry	A variety of igneous rock consisting of large-grained crystals suspended in a fine grained matrix
Pyrargyrite	A sulfosalt mineral consisting of silver, arsenic, and sulfur.
Pyrite	A very common sulfide mineral consisting of iron and sulfur found in a wide variety of geological occurrences. Commonly known as “Fools Gold”
Pyrrhotite	An unusual iron sulfide mineral with a variable iron content.
Quartzite	A hard metamorphic rock which was originally sandstone
Rhyolite	A fine-grained volcanic rock, similar to granite in composition
Sercitization	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by white, fine-grained potassium mica.
Silicification	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by silica.
Sills	A tabular sheet intrusion that has intruded between older layers of sedimentary rock, beds of volcanic lava or tuff.
Sphalerite	A mineral containing zinc and sulfur.
Stannite	A mineral containing copper, iron, tin, and sulfur.
Sulfides	Sulfide minerals are a class of minerals containing sulfur with sulfide (S2−) as the major anion.

Tetrahedrite	A sulfosalt mineral containing copper, antimony, and sulfur.
Triassic	A geologic period that extends from about 251 to 200 million years ago.
Volcanic	A rock formed from magma erupted from a volcano.
Volcaniclastic	Volcanic material which been transported and reworked through mechanical action, such as by wind or water.
Welded tuffs	Rock composed of compacted volcanic ejected materials.

Subsequent Event

On September 16, 2013, the Company announced that it had become aware that the Company and its Chief Executive Officer have been named as defendants in a proposed class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese.  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.

The complaint was filed in the United States District Court for the Southern District of Florida.

The Company’s registered agent in the State of Nevada was served with the complaint on September 18, 2013.  As of the date of filing of this Form 10-K, the Company’s Chief Executive Officer had not been served with the complaint.

The Company and its Chief Executive Officer intend to fully investigate the complaint and will undertake a vigorous defense.

ITEM 3.

LEGAL PROCEEDINGS.

On September 16, 2013, the Company announced that it had become aware that the Company and its Chief Executive Officer have been named as defendants in a proposed class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese.  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.

The complaint was filed in the United States District Court for the Southern District of Florida.

The Company’s registered agent in the State of Nevada was served with the complaint on September 18, 2013.  As of the date of filing of this Form 10-K, the Company’s Chief Executive Officer had not been served with the complaint.

The Company and its Chief Executive Officer intend to fully investigate the complaint and will undertake a vigorous defense.

Neither the Company nor its property is the subject of any other pending legal proceedings, and no other such proceeding is known to be contemplated by any governmental authority. The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of our voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the on the Toronto Stock Exchange under the Symbol “LSL” and on occasion trades by appointment on the Grey Market under the Symbol "LBSV".  Prior to October 15, 2012, the Company’s shares traded on the OTC Bulletin Board (“OTCBB”).

On October 5, 2012, Liberty Silver was named in an Order of Suspension of Trading (the "Order") from the US Securities and Exchange Commission.  Pursuant to the Order, trading in the Company's securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol "LBSV" removed from the OTC Bulletin Board (the "OTCBB") as it became ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.  The Company continues to review the requirements necessary to permit its stock to resume trading on the OTCBB, and in due course, will determine the most appropriate course of action.  There is no assurance as to when or whether the Company’s stock will resume trading on the OTCBB.

On October 12, 2012, the Ontario Securities Commission issued a cease trade order providing that trading in the securities of Liberty Silver Corp. (excepting issuances from treasury) shall cease until 11:59 pm EST on October 18, 2012 (the “OSC Order”).  The OSC Order was effective for the same time frame as the Order of Suspension of Trading imposed by the SEC.  Trading in the Company’s shares on the TSX in Canada resumed on October 22, 2012.

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The high and low closing prices of our common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

	TSX		OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$	HIGH BID US$	LOW BID US$
April 1, 2013 through June 30, 2013	$0.36	$0.11	$0.36	$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18	$0.70	$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39	$1.55	$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60	$1.54	$0.60
April 1, 2012 through June 30, 2012	$0.95	$0.41	$0.85	$0.47
January 1, 2012 through March 31, 2012	$1.04	$0.75	$1.03	$0.60
October 1, 2011 through December 31, 2011(1)	$1.09	$0.72	$1.11	$0.50
July 1, 2011 through September 30, 2011	N/A	N/A	$0.80	$0.47

(1)

Common stock commenced trading on the TSX on December 22, 2011.

As of September 27, 2013, there were 83,991,945 shares of common stock issued and outstanding held by approximately 22 registered stockholders of record of the Company's common stock.

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

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended June 30, 2013 as compared to the fiscal year ended June 30, 2012.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2013 and 2012

Revenue

During the fiscal years ended June 30, 2013 and June 30, 2012, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2013, the Company reported total operating expenses of $3,302,560 as compared to $3,938,641 during the fiscal year ended June 30, 2012, a decrease of $636,081 or approximately 16%.   The decrease in operating expenses is primarily due to decreases in exploration expense, consulting expense, and operation and administration expense.  The decrease in these expenses was partially offset by the increase in legal and accounting expense.

Exploration expense decreased by $779,108 during the 2013 fiscal year compared to the 2012 fiscal year.  During the fiscal year 2012 the Company was engaged in an extensive exploration program, as compared to the fiscal year 2013, when the Company did not incur field exploration expenditures, but instead incurred expenses related to the analysis of data compiled during the previous year’s exploration program.

Consulting expense decreased by $412,387 during the 2013 fiscal year as a result of the Company not engaging as many external consultants as it had in the 2012 fiscal year.

Operation and administration expense decreased by $181,739 during fiscal 2013 compared to the 2012 fiscal year.  During the fiscal 2013, the net decrease in operation and administration expenses is primarily due to decreases in: marketing and promotional expenses, investor relations’ expense, costs related to being a public company, the expense related to financing costs associated with the valuation of warrants, and the expense related to the issuance of shares due to contractual obligations.  The decrease in these expenses was partially offset by: an increase in salary expense, corporate development expense, printing expense, insurance expense, and rent expense.

Legal and accounting expense increased by $737,153 during the 2013 fiscal year, as compared to the 2012 fiscal year.  During the fiscal year 2013, the Company incurred increased legal fees in connection with the Cease Trade Orders, of the Company’s shares, imposed by the Securities and Exchange Commission and the Ontario Securities Commission, as well as, incurring additional fees for legal and accounting with the preparation and filing of a registration statement filed on Form S-1.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $3,279,604 for the fiscal year ended June 30, 2013, as compared to a net loss and comprehensive loss of $3,945,920 for the fiscal year ended June 30, 2012, a change of $666,316 or approximately 17%.  The decrease in net loss and comprehensive loss was due to a net decrease in operating expenses of $636,081 as outlined above, and further decreased by the net total other income or gain during the fiscal year ended June 30, 2013, as compared to a net expense or loss for the fiscal year ended June 30, 2012, which was primarily comprised of foreign exchange transactions.

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

Effective November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20,000 whole warrants for the gross proceeds of US$ 13,000.

As at June 30, 2013, there were 9,607,500 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $6,000,019.

Current Assets and Total Assets

As of June 30, 2013, the Company’s audited balance sheet reflects that the Company had: i) total current assets of $140,890, as compared to total current assets of $1,796,779 at June 30, 2012, a decrease of $1,655,889, or approximately 92%; and ii) total assets of $2,702,011, as compared to total assets of $1,956,416 at June 30, 2012, an increase of $745,595 or approximately 38%.  The decrease in current assets was primarily due to cash used in operating activities.  The increase in total assets was primarily due to the acquisition of mining interests, for which $250,000, plus direct costs associated with the acquisition, was paid in cash, and the balance was paid for by the issuance of shares of the Company, which were valued at $2,060,000.

Total Current Liabilities and Liabilities

As of June 30, 2013, the Company’s audited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,275,987, as compared to total current liabilities and total liabilities of $167,948 at June 30, 2012, an increase of $1,108,039 or approximately 660%. The increase in liabilities was due to: an increase in accounts payable, which was comprised of legal fees in connection with the Company’s Cease Trade Orders issued by the Securities and Exchange Commission and the Ontario Securities Commission, and ongoing operational invoices; and, an increase in accrued liabilities, which was comprised of ongoing operational accruals, including management salaries, which have not been paid.  The Company has issued a claim to its insurance underwriters for coverage under the Company’s directors and officer’s insurance policy to offset certain legal fees incurred in connection with the Cease Trade Orders, which if successful, will offset a portion of the current accounts payable balance.  The insurance underwriters had originally rejected the Company’s claim, however, after Management disputed the underwriters position, the underwriters have agreed to coverage and are currently reviewing the Company’s legal fee obligations and the extent of coverage of those fees that will be provided.

Cash Flow

During the fiscal year ended June 30, 2013 cash was primarily used to fund operations. The Company reported a net increase in cash used in operating activities during the fiscal year ended June 30, 2013 as compared to June 30, 2012.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2013	2012
	$	$
Net cash used in operating activities	(1,620,991)	(3,045,094)
Net cash used in investing activities	(348,430)	(66,340)
Net cash provided by financing activities	298,432	4,789,625
Net Change in Cash	(1,670,989)	1,678,191

During the year ended June 30, 2013, net cash used in operating activities was $1,620,991, compared to net cash used in operating activities of $3,045,094 during the year ended June 30, 2012.  The decrease in net cash used in operating activities of $1,424,103 is primarily due to net changes in working capital items, which led to an increase in cash of $1,092,939 during the current fiscal year versus net changes in working capital items, which led to a decrease in cash of $351,943 during the comparative fiscal year.  Further, the net loss and comprehensive loss during the current fiscal year reduced by $666,316, when compared to the previous fiscal year.  The decrease in cash used in operating activities resulting from net working capital changes and the reduction in net loss and comprehensive loss was partially offset by a reduction in non-cash items of $687,095 during the current fiscal year versus the comparative fiscal year.

During the year ended June 30, 2013, net cash used in investing activities was $348,430 to acquire mining interests, as compared to $66,340 used in investing activities during the comparative fiscal year when the Company used $34,732 to acquire furniture and office equipment and $31,608 to acquire additional mining claims.

During the year ended June 30, 2013, net cash from financing activities was $298,432, compared to net cash from financing activities of $4,789,625 during the fiscal year 2012. During the year ended June 30, 2013, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000 and 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for the gross proceeds of $225,000. The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011 and 1,000,000 Units on August 4, 2011. The Units were comprised of one common share and one half of one common share purchase warrant.  The total CDN $300,000 proceeds were reported as US $305,296.  During the current fiscal year end, the Company also issued 20,000 common shares upon the exercise of 20,000 warrants at an exercise price of US $0.65 per common share, for gross proceeds of US $13,000.  The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  During the year ended June 30, 2012, the Company issued a combined 1,200,000 Units, consisting of one common share and one half of one common share purchase warrant, at CDN $0.55 per Unit, for gross proceeds of CDN $660,000. The CDN$ proceeds were reported as USD $688,639.  Additionally, during the comparative fiscal year, the Company issued 8,607,500 Units, consisting of one common share and one common share purchase warrant, at US $0.50 per Unit, for gross proceeds of $4,303,750.  To arrive at net cash from financing activities, the gross proceeds were offset by direct costs of issuance of $19,864 during the current fiscal year and $202,763 during the comparative fiscal year.

Subsequent Events

On September 16, 2013, the Company announced that it had become aware that the Company and its Chief

Executive Officer have been named as defendants in a proposed class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese.  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.

The complaint was filed in the United States District Court for the Southern District of Florida.

The Company’s registered agent in the State of Nevada was served with the complaint on September 18, 2013.  As of the date of filing of this Form 10-K, the Company’s Chief Executive Officer had not been served with the complaint.

The Company and its Chief Executive Officer intend to fully investigate the complaint and will undertake a vigorous defense.

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

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm	27

Balance Sheets	28

Statements of Operations And Comprehensive Income	29

Statements of Stockholders Equity	30-32

Statements of Cash Flows	33-34

Notes to Consolidated Financial Statements	35-50

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Liberty Silver Corp. (An Exploration Stage Company)

Toronto, Ontario

We have audited the accompanying balance sheets of Liberty Silver Corp. (an exploration stage company) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2013 and 2012 and from inception on February 20, 2007 through June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. (an exploration stage company) as of June 30, 2013 and 2012 and the results of its operations and cash flows for the years ended June 30, 2013 and 2012 and from inception on February 20, 2007 through June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no significant operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 26, 2013

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at June 30,	2013	2012
	$	$

ASSETS

Current assets
Cash and cash equivalents	23,925	1,694,914
Deposit	10,710	10,906
Other	28,472	34,335
Prepaid	77,783	56,624
Total current assets	140,890	1,796,779

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(11,160)	(4,214)
Mining interests	2,537,549	129,119
Total property and equipment	2,561,121	159,637
Total assets	2,702,011	1,956,416

LIABILITIES

Current liabilities
Accounts payable	867,952	96,323
Accrued liabilities	408,035	71,625
Total current liabilities	1,275,987	167,948
Total liabilities	1,275,987	167,948

Commitments and contingencies	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $.001 par value, 300,000,000 common shares authorized;
83,991,945 and 80,710,834 common shares issued and outstanding, respectively	83,992	80,711
Additional paid-in-capital	10,383,098	7,469,219
Deficit accumulated during the exploration stage	(9,041,066)	(5,761,462)
Total shareholders’ equity	1,426,024	1,788,468
Total liabilities and shareholders’ equity	2,702,011	1,956,416

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
			Cumulative during the exploration stage February 20, 2007 (inception) to
For the years ended June 30,	2013	2012	June 30, 2013
	$	$	$

Revenue	-	-	-

Operating expenses
Operation and administration	1,852,431	2,034,170	4,603,368
Exploration	494,383	1,273,491	1,985,816
Consulting	3,951	416,338	1,102,416
Legal and accounting	951,795	214,642	1,353,143
Impairment of mining interests	-	-	11,800
Total operating expenses	3,302,560	3,938,641	9,056,543

Income (loss) from operations	(3,302,560)	(3,938,641)	(9,056,543)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	23,157	(7,110)	14,861
Interest income	-	-	1,220
Interest expense	(201)	(169)	(604)
Total other income or gain (expense or loss)	22,956	(7,279)	15,477

Loss before income tax	(3,279,604)	(3,945,920)	(9,041,066)
Provision for income taxes	-	-	-

Net loss and comprehensive loss	(3,279,604)	(3,945,920)	(9,041,066)
Loss per common share – basic and fully diluted	(0.04)	(0.05)
Weighted average common shares	82,945,754	75,705,683

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2013

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount
		$	$	$	$
Balance, February 20, 2007 (inception)	-	-	-	-	-
Shares for cash:
Shares issued at $0.001 per share	80,000,000	80,000	(76,000)	-	4,000
Shares issued at $0.01 per share	20,000,000	20,000	(10,000)	-	10,000
Shares issued at $0.05 per share	8,400,000	8,400	12,600	-	21,000
Net loss for the year ending June 30, 2007	-	-	-	(1,128)	(1,128)
Balance, June 30, 2007	108,400,000	108,400	(73,400)	(1,128)	33,872
Net loss for the year ending June 30, 2008	-	-	-	(22,248)	(22,248)
Balance, June 30, 2008	108,400,000	108,400	(73,400)	(23,376)	11,624
Net loss for the year ending June 30, 2009	-	-	-	(31,522)	(31,522)
Balance, June 30, 2009	108,400,000	108,400	(73,400)	(54,898)	(19,898)
Shares for cash:
Shares issued at $0.75 per share	1,333,334	1,334	998,666	-	1,000,000
Share cancellation	(40,000,000)	(40,000)	40,000	-	-
Net loss for the year ending June 30, 2010	-	-	-	(296,391)	(296,391)
Balance, June 30, 2010	69,733,334	69,734	965,266	(351,289)	683,711
Valuation of stock options	-	-	286,750	-	286,750
Valuation of stock warrants	-	-	40,000	-	40,000
Net loss for the year ending June 30, 2011	-	-	-	(1,464,253)	(1,464,253)
Balance, June 30, 2011	69,733,334	69,734	1,292,016	(1,815,542)	(453,792)

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2013

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount
		$	$	$	$
Balance, June 30, 2011	69,733,334	69,734	1,292,016	(1,815,542)	(453,792)

Valuation of stock options	-	-	639,731	-	639,731
Valuation of stock warrants	-	-	82,824	-	82,824
Shares for cash:
Shares issued at $0.57 per share (1)	200,000	200	116,291	-	116,491
Shares issued at $0.57 per share (1)	1,000,000	1,000	571,148	-	572,148
Shares issued at $0.50 per share	6,500,000	6,500	3,243,500	-	3,250,000
Shares issued at $0.50 per share	2,107,500	2,107	1,051,642	-	1,053,749
Shares for non-cash:
Shares issued at $0.64 per share (2)	650,000	650	415,350	-	416,000
Shares issued at $0.50 per share (3)	300,000	300	149,700	-	150,000
Shares issued at $0.50 per share (4)	220,000	220	109,780	-	110,000
Issue costs	-	-	(202,763)	-	(202,763)
Net loss for the year ending June 30, 2012	-	-	-	(3,945,920)	(3,945,920)

Balance, June 30, 2012	80,710,834	80,711	7,469,219	(5,761,462)	1,788,468

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2013

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount
		$	$	$	$
Balance, June 30, 2012	80,710,834	80,711	7,469,219	(5,761,462)	1,788,468
Valuation of stock options	-	-	558,728	-	558,728
Issue costs	-	-	(19,864)	-	(19,864)
Shares for cash:
Shares issued at $0.75 per share (5)	100,000	100	76,190	-	76,290
Shares issued at $0.75 per share (5)	300,000	300	228,706	-	229,006
Shares issued at $0.65 per share (6)	20,000	20	12,980	-	13,000
Shares for non-cash:
Shares issued at $0.72 per share (7)	2,583,333	2,583	1,857,417	-	1,860,000
Shares issued at $0.72 per share (7)	277,778	278	199,722	-	200,000
Net loss for the year ending June 30, 2013	-	-	-	(3,279,604)	(3,279,604)

Balance, June 30, 2013	83,991,945	83,992	10,383,098	(9,041,066)	1,426,024

	(1) Shares issued at $0.55 CDN and converted to $0.57 USD
	(2) Shares issued to satisfy contractual obligation pursuant to a registration rights agreement
	(3) Shares issued to settle related party notes
	(4) Shares issued for services
	(5) Shares issued upon the exercise of warrants at $0.75 CDN and converted to USD
	(6) Shares issued upon the exercise of warrants
	(7) Shares issued in connection with the acquisition of mining interests

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative during the exploration stage February 20, 2007 (inception) to
For the years ended June 30,	2013	2012	June 30, 2013
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(3,279,604)	(3,945,920)	(9,041,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	82,824	122,824
Valuation of stock options	558,728	639,731	1,485,209
Shares issued to settle contractual obligation	-	416,000	416,000
Shares issued for services	-	110,000	110,000
Depreciation expense	6,946	4,214	11,160

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(21,159)	(46,330)	(77,783)
(Increase) in deposit	196	(10,906)	(10,710)
(Increase) decrease in other assets	5,863	(34,335)	(28,472)
Increase in accounts payable	771,629	35,399	867,952
Increase (decrease) in accrued expenses	336,410	(295,771)	408,035
Net cash used in operating activities	(1,620,991)	(3,045,094)	(5,736,851)

Cash flows from investing activities
Cash used for furniture and equipment	-	(34,732)	(34,732)
Cash paid for mining interests	(348,430)	(31,608)	(477,549)
Net cash used in investing activities	(348,430)	(66,340)	(512,281)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from issuance of common stock	318,296	4,992,388	6,345,684
Issue costs	(19,864)	(202,763)	(222,627)
Net cash used in financing activities	298,432	4,789,625	6,273,057

Increase (decrease) in cash and cash equivalents	(1,670,989)	1,678,191	23,925
Cash and cash equivalents, beginning of period	1,694,914	16,723	-

Cash and cash equivalents, end of period	23,925	1,694,914	23,925

The accompanying notes are an integral part of these financial statements

			Cumulative during the exploration stage February 20, 2007 (inception) to
For the years ended June 30,	2013	2012	June 30, 2013
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	201	169	604
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	150,000	150,000
Common stock issued to acquire mining interests	2,060,000	-	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Audited Financial Statements

For the Fiscal Year End June 30, 2013 and 2012

Note 1 – Nature and Continuance of Operations

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3, and its telephone number is 888-749-4916.  As of the date of this Form 10-K, the Company has no subsidiaries.

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced any substantial development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  The plan of operation for the fiscal year ending June 30, 2014 is to conduct additional mineral exploration activities at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

b. Cash and cash equivalents

Cash and cash equivalents may include highly liquid investments with original maturities of three months or less.

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

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2013, exploration progress is on schedule with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

f. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

h. Income taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Stock options of 6,950,000 as of June 30, 2013 and warrants in the amount of 9,607,500 as of June 30, 2013 were considered in the calculation but not included due to anti-dilution. The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2013	June 30, 2012
Basic Earnings per share:
Income (Loss) (numerator)	$(3,279,604)	$(3,945,920)
Shares (denominator)	82,945,754	75,705,683
Per Share Amount	$(0.04)	$(0.05)

	For the Years Ended
	June 30, 2013	June 30, 2012
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(3,279,604)	$(3,945,920)
Shares (denominator)	82,945,754	75,705,683
Per Share Amount	$(0.04)	$(0.05)

j. Stock-Based compensation

In December 2004, FASB issued FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Note 3 – New Technical Pronouncements

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company.  Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the fiscal years ended June 30, 2013 and 2012.

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

Under the Agreement, the Company may earn-in a 70% undivided interest in the Property during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made and has been capitalized, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Property by March 29, 2016, and (3) completion of a bankable feasibility study on the Property on or before the 7th anniversary date of the Agreement.  Item (1) has been completed by the Company, and the Company has satisfied item (2), and has reported its compliance as of March 29, 2013, which was the end of the third year from the inception of the Earn-in Agreement.

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

Note 5 - Capital Stock and Warrants

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

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

As of June 30, 2013, the Company had 83,991,945 shares of the common stock issued and outstanding.

Stock warrants

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

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)

Risk free interest rate:

2013:

0.24% - 1.51%

2012:

0.24% - 1.51%

2)

Dividend yield:

2013 & 2012:

0%

3)

Volatility:

2013:

102.90% - 113.77%

2012:

102.90% - 113.77%

4)

Weighted average remaining life:

2013:

1.08 years

2012:

1.63 years

The following table summarizes information about warrants as of June 30, 2013:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2009	-	$-
Warrants granted	1,333,334	1.25
Warrants expired	-	-

Outstanding, June 30, 2010	1,333,334	$1.25
Exercisable, June 30, 2010	1,333,334	$1.25

Outstanding, July 1, 2010	1,333,334	1.25
Warrants granted	300,000	0.55
Warrants exercised	-	-

Outstanding, June 30, 2011	1,633,334	$1.12
Exercisable, June 30, 2011	1,633,334	$1.12

Outstanding, July 1, 2011	1,633,334	1.12
Warrants granted	9,727,500	0.66
Warrants exercised	-	-
Warrants expired	1,333,334	1.25
Outstanding, June 30, 2012	10,027,500	$0.65
Exercisable, June 30, 2012	10,027,500	$0.65
Outstanding, July 1, 2012	10,027,500	0.66
Warrants granted	-	-
Warrants exercised	420,000	0.72
Warrants expired	-	-
Outstanding, June 30, 2013	9,607,500	$0.65
Exercisable, June 30, 2013	9,607,500	$0.65

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2013:

Warrants Outstanding						Warrants Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Number of Warrants	Weighted Average Exercise Price

$0.55		300,000	$0.55		.75	300,000	$0.55
$0.75	(1)	200,000	$0.75	(1)	3.10	600,000	$0.75	(1)
$0.65		9,107,500	$0.65		.47	9,127,500	$0.65

(1)

Figure expressed in $CDN

As of June 30, 2013, the aggregate weighted-average intrinsic value of the warrants outstanding and exercisable was $0.  The weighted-average grant-date fair value of warrants outstanding as of June 30, 2013 was $0.65.

Stock options

In October 2010, the Company granted to R. Geoffrey Browne, Chief Executive Officer, 3,000,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which are vested. In addition, the Company granted the directors, Paul Haggis, Timothy Unwin, John Barrington, and George Kent, each 300,000 stock options, for a total of 1,200,000, to purchase the Company’s common stock at $0.75 per share for a 5 year term, all of which are vested.

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

In April 2011, the Company granted director and officer William Tafuri 800,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Tafuri and the Company, a total of 266,664 options vested immediately upon the grant of the options; the remaining 533,336 options vest over a two year period, and have now all vested.

In April 2011, the Company granted employee H. Rickard Klatt 600,000 stock options to purchase the Company’s common stock at $0.75 per share for a 5 year term.  Pursuant to the terms of the option agreement, entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two year period, and have now all vested.

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

The amount of stock option compensation expense for the year ending June 30, 2013 was $558,728. The expense was calculated using the Black-Scholes pricing model.

The fair value of stock options was established at the date of grant using the Black-Scholes valuation model with the following underlying assumptions:

1)

Risk free interest rate:

2013:

0.79% - 2.09%

2012:

0.79% - 2.09%

2)

Dividend yield:

2013 & 2012:

0%

3)

Volatility:

2013:

95.11% - 164.27%

2012:

95.11% - 164.27%

4)

Weighted average remaining life:

2013:

2.59 years

2012:

3.59 years

The following table summarizes information about options as of June 30, 2013:

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2010	-	$-
Options granted	6,500,000.75
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2011	6,500,000	$-
Exercisable, June 30, 2011	6,500,000	$-

Outstanding, July 1, 2011	6,500,000	$.75
Options granted	450,000	1.00
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2012	6,950,000	$0.88
Exercisable, June 30, 2012	6,500,000	$0.75

	Number of Shares	Weighted Average Exercise Price

Outstanding, July 1, 2012	6,950,000	$.88
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2013	6,950,000	$-
Exercisable, June 30, 2013	6,650,000	$-

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$0.75	6,500,000	$0.75	2.48	6,500,000	$0.75
$1.00	450,000	$1.00	4.38	450,000	$1.00

As of June 30, 2013, the aggregate intrinsic value of the stock options outstanding and exercisable was $0. The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2013 was $0.88.

Note 6 – Commitments and Contingencies

Effective November 1, 2011, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months.  The Company has its head office at these premises, which is approximately 1,400 square feet.  The annual base rent commitment for the Toronto head office space is CAD $48,084.

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months, and terminating on January 31, 2013.  The lease agreement was amended such that the term was extended for a further 24 months, and terminating on January 31, 2015.  The Company has its field office at these premises, which is approximately 5,500 square feet.  The annual base rent commitment for the Sparks field office space is USD $29,727 for the period from February 1, 2013 to January 31, 2014, and USD $30,624 for the period from February 1, 2014 to January 31, 2015.

As at June 30, 2013, the Company had a commitment, for the above noted leases, of USD $177,390 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Year	Total Lease Commitment
2013	$177,390
2014	$101,610
2015	$38,066
2016 and thereafter	$0

On September 16, 2013, the Company announced that it had become aware that the Company and its Chief Executive Officer have been named as defendants in a proposed class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese.  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.

The complaint was filed in the United States District Court for the Southern District of Florida.

The Company’s registered agent in the State of Nevada was served with the complaint on September 18, 2013.  As of the date of filing of this Form 10-K, the Company’s Chief Executive Officer had not been served with the complaint.

The Company and its Chief Executive Officer intend to fully investigate the complaint and will undertake a vigorous defense.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, the outcome of such potential legal actions will not have a material adverse effect on the Company's results of operations, liquidity, or its financial position.

Note 7 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

As of June 30, 2013, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended June 30, 2013 and 2012 due to the following:

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2013	2012

Deferred tax asset:
Net operating loss carry forward	$3,073,962	$1,958,897
Valuation allowance	(3,073,962)	(1,958,897)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2013	2012

Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	1,115,065	1,341,613
Change in valuation allowance	(1,115,065)	(1,341,613)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2013 and 2012, the Company has an unused net operating loss carry-forward balance of $9,041,066 and $5,761,462 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2030.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended June 30,
	2013	2012
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At June 30, 2013 and 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of June 30, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2013, 2012, 2011, 2010 and 2009.

Note 8 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $9,041,066 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 9 – Subsequent events

On September 16, 2013, the Company announced that it had become aware that the Company and its Chief Executive Officer have been named as defendants in a proposed class action lawsuit, as described in Note 6 – Commitments and contingencies.

Liberty Silver Corp has evaluated subsequent events for the period ended June 30, 2013 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2013.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Present Position With the Company	Since
R. Geoffrey Browne	59	Chief Executive Officer, Director	October 2010
Manish Z. Kshatriya	40	Chief Financial Officer, Executive VP	January 2012
William Tafuri	72	Project Manager	October 2010
Timothy Unwin	70	Chairman, Director	October 2010
Thomas Hodgson	60	Director	December 2010
H. Richard Klatt	77	Vice President of Exploration	October 2010

Biographical Information

R. Geoffrey ‘Geoff’ Browne. Mr. Browne currently serves as our Chief Executive Officer, President and a Director of the Company.  Mr. Browne has over 30 years of experience in the financial services industry in Canada, the U.S. and London, England.  In addition to his work with the Company, since July 1996 Mr. Browne has served as the Managing Partner of MWI & Partners, a private equity firm located in Ontario, Canada.  As the managing partner of MWI & Partners, Mr. Browne is responsible for making investments for the company.  Prior to founding MWI & Partners, Inc., from September 1976 to June 1996 Mr. Browne was a senior executive with Canadian Imperial Bank of Commerce and CIBC Wood Gundy Inc.  The last position he held at CIBC was Chief of Staff for CIBC World Markets.  Mr. Browne is active on numerous other corporate and not-for-profit Boards, and is one of three independent members of the Investment Review Committee of UBS Global Asset Management (Canada) Co. Mr. Browne is holds a B.A. in economics from the University of Western Ontario. Mr. Browne’s over 30 years of experience in the financial services industry in Canada, the U.S. and London, England, including his time spent as Chief of Staff for CIBC World Markets led the board to conclude that Mr. Browne should serve as a director of the Company.

Manish Z. Kshatriya. Mr. Kshatriya has over 15 years of progressive experience in corporate finance, accounting, taxation and auditing obtained in public accounting practice and industry. From January 2006 until October 2011, Mr. Kshatriya worked for Augen Capital Corp., a Toronto based, Canadian listed mining merchant bank where he served as both the Director of Finance, and most recently the Chief Financial Officer.  As the Director of Finance and Chief Financial Officer, Mr. Kshatriya was responsible for the management and oversight of all financial matters for Augen Capital Corp.  Mr. Kshatriya is a Chartered Accountant and a member of the Institute of Chartered Accountants of Ontario. He is also a Certified Public Accountant in the United States and a member of the Colorado State Board of Accountancy.

William J. Tafuri.  Mr. Tafuri currently serves as Project Manager of the Trinity Project.  Mr. Tafuri has a Ph.D. in geology and over 40 years of diverse mining and exploration experience in precious and base metals. Mr. Tafuri has worked for a number of major international mining companies and has held management positions in both domestic and foreign locations for Getty Mining Co., Santa Fe Pacific Gold Corp., and Kinross Gold Corp. He has extensive consulting experience, both domestic and foreign. He has extensive exploration and mine development experience in the USA, Central Asia, Russia, and Chile. As March of 2010 Mr. Tafuri was responsible for managing the operations of the Company.  From January 2007 to December 2009, Mr. Tafuri was the President of Yellowcake Mining Company, which was located in Vancouver, B.C., Canada, and was in the business of mining.  As of January 2007, Mr. Tafuri was responsible for the acquisition and exploration of uranium properties in Wyoming and Colorado.  From June 2004 to November 2006 Mr. Tafuri was the Vice President of Centrasia Mining Company, which was located in Vancouver, B.C., Canada and was in the business of mining.  As of June 2004, Mr. Tafuri was responsible for the acquisition and exploration of mining properties in Central Asia.  Mr. Tafuri received his B.S. and M.S. degrees in geology at the University of Nevada-Reno and his Ph.D. in geology at the University of Utah.

Timothy Unwin.  Mr. Unwin currently serves as a Director and Chairman of the Board of the Company.  In addition to his work for the Company, Mr. Unwin is also the Chairman of the board of Evoke Neurosciences Inc., a private U.S based company specializing in neurological testing and reporting, and from January 2008 to the present, Mr. Unwin has been a partner emeritus at Blake, Cassels & Graydon LLP in Toronto.  Additionally, from February 2009 to March 2013, Mr. Unwin served as a director and member of the Audit Committee of C.A. Bancorp Inc.  From March 2004 until his retirement as an active partner in December 2008, Mr. Unwin worked as the managing partner of the New York Office of Blake, Cassels & Graydon LLP.  As the managing partner, Mr. Unwin oversaw the management of the law firm and worked as a corporate and securities lawyer.  Prior to working as the managing partner of the New York Office of Blake, Cassels & Graydon LLP, Mr. Unwin was also the office managing partner at Blake’s office in London, England.  Mr. Unwin is a graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto and is an institute certified director (ICD.D). Mr. Unwin’s experience as managing partner at the New York Office of Blake, Cassels & Graydon LLP, where he oversaw the management of the law firm and worked as a corporate and securities lawyer led the board to conclude that Mr. Unwin should serve as a director of the Company.

W. Thomas Hodgson. In addition to serving as a director of the Company, Mr. Hodgson is also Executive Chairman of Lithium Americas Corp., a TSX-listed mineral exploration company, and Senior Partner and Chairman of Greenbrook Capital Partners Inc., a financial advisory firm, and until May 2011, acted as a consultant and advisor to the Chairman Magna International Inc., one of the world’s largest automotive companies, having a particular specialization in sourcing venture investment opportunities for the company.  Mr. Hodgson has over twenty years’ experience in capital markets research, corporate advisory matters and consulting.  He is currently a director of Lithium Americas Corp., has been a board member of MI Developments Inc., and was Director, President and Chief Executive Officer of Magna Entertainment Corp. from March 2005 to March 2006.  From November 2002 to March 2005, Mr. Hodgson was President of Strategic Analysis Corporation.  Prior to that, Mr. Hodgson held senior positions with Canadian financial institutions and U.K. companies, including Canadian Imperial Bank of Commerce, Canada Permanent Trust Co. Central Guaranty Trust, where he served as President and Chief Executive Officer, Marathon Asset Management Inc., where he served as President, and GlobalNetFinancial.com, where he served as Chief Operating Officer and then as President and Chief Executive Officer.  Mr. Hodgson holds an MBA from Queen’s University, Kingston, Ontario. Mr. Hodgson’s experience as a senior corporate executive with the various companies listed above led the board to conclude that Mr. Hodgson should serve as a director of the Company.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s principal executive officer , chief financial officer and all other executive officers; the information contained below represents compensation paid, distributed or accrued to the Company’s officers for their work related to the Company.

							Non-Equity	Non-qualified
							Incentive	Deferred
				Stock	Option		Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)		Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)		(#)	($)	($)	($)

R. Geoffrey Browne	2013	200,004	--	--	--		--	--	--	200,004
CEO	2012	200,004	--	--	--		--	--	--	200,004
	2011	166,673	--	--	1,468,451	(2)	--		--	1,635,124

William Tafuri	2013	120,000	--	--	--		--	--	--	120,000
Project Manager (4)	2012	120,000	--	--	--		--	--	--	120,000
	2011	120,000	--	--	292,251	(2)	--	--	--	412,251
	2010	30,000	--	--	--		--	--	--	30,000

Manish Z. Kshatriya	2013	130,000	--	--	--		--	--	--	130,000
CFO	2012	60,357	--	--	296,133	(2)	--	--	--	356,490

H. Richard Klatt (1)	2013	96,000	--	--	--		--	--	--	96,000
	2012	96,000	--	--	--		--	--	--	96,000
	2011	93,600	--	--	219,188	(2)	--	--	--	312,788
	2010	20,000	--	--	--		--	--	--	20,000

John Pulos	2012	--	--	--	--		--	--	--	--
CFO (3)	2011	--	--	--	--		--	--	--	--
	2010	--	--	--	--		--	--	--	--

(1) Richard Klatt serves as the vice president of exploration of the Company.

(2) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

(3) John Pulos resigned as the Chief Financial Officer of the Company on January 16, 2012.

(4) William Tafuri resigned as President and Chief Operating Officer effective November 28, 2012, and undertook the role of Project Manager for the Company.

Grant of Plan Based Awards

During the fiscal year ended June 30, 2013, there were no equity awards granted to the Company’s executive officers.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2013, for each of the named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Geoffrey Browne	3,000,000	--	--	.75	October 18, 2015	--	--	--	--
William Tafuri	800,000	--	--	.75	April 19, 2016	--	--	--	--
Dick Klatt	600,000	--	--	.75	April 19, 2016	--	--	--	--
Manish Kshatriya	150,00	300,00	--	1.00	July 16, 2019	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2013 by the named executive officers.  In addition, there were no shares acquired by the named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Change of Control Agreements

As at the end of the 2013 fiscal year, the Company is not party to any change of control agreements with any of its directors or executive officers.

Employment Agreement; Employment Arrangement

R. Geoffrey Browne currently serves as the Chief Executive Officer and Director of the Company.  Pursuant to an agreement dated October 18, 2010, (the “Agreement”) Mr. Browne is paid an annual salary of $200,000, as well as an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Company’s Board of Directors.  In conjunction with the entry into the Agreement, the Company granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Company at a price of $.75 per share.

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

William Tafuri currently serves as Project Manager for the Company. Pursuant to an arrangement with the Company, in consideration of Mr. Tafuri’s services to the Company, Mr. Tafuri is paid $120,000 annually.  Additionally, in April 2011, Mr. Tafuri was granted stock options to purchase 800,000 shares of the Company’s common stock at $0.75 per share for a 5-year term.  Pursuant to the terms of the option agreement, entered into between Mr. Tafuri and the Company, a total of 266,664 options vested immediately upon the grant of the options; the remaining 533,336 options vest over a two-year period, and have now all vested.

H. Richard Klatt currently serves as the Vice President of Exploration of the Company. Pursuant to an arrangement with the Company, in consideration of Mr. Klatt’s services to the Company, Mr. Klatt is paid $96,000 annually.  Additionally, in April 2011, Mr. Klatt was granted stock options to purchase 600,000 shares of the Company’s common stock at $0.75 per share for a 5-year term.  Pursuant to the terms of the option agreement, entered into between Mr. Klatt and the Company, a total of 200,000 options vested immediately upon the grant of the options; the remaining 400,000 options vest over a two-year period, and have now all vested.

Equity Compensation Plan Information

On April 19, 2011, subject to shareholder approval, which was obtained at the Company’s annual and special meeting of shareholders held on December 21, 2012, the Board of Directors of Liberty Silver Corp. approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which common shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals.  Under the Plan, the maximum number of common shares reserved for issuance shall not exceed 10% of the common shares of the Company outstanding from time to time.   The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company.  In order to maintain flexibility in the award of stock benefits, the Plan constitutes a single plan, but is composed of two parts.  The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The following is intended to be a summary of some of the material terms of the Plan, and is subject to, and qualified in its entirety, by the full text of the Plan.

The Plan

The Plan is a rolling plan, under which the maximum number of Shares reserved for issuance under the Share Option Plan, together with the Share Bonus Plan, shall not exceed 10% of the Shares outstanding (on a non-diluted basis) at any given time. The purpose of the Plan is to advance the interests of the Corporation by (i) providing certain employees, senior officers, directors, or consultants of the Corporation (collectively, the “Optionees”) with additional performance incentives; (ii) encouraging Share ownership by the Optionees; (iii) increasing the proprietary interest of the Optionees in the success of the Corporation; (iv) encouraging the Optionees to remain with the Corporation; and (v) attracting new employees, officers, directors and consultants to the Corporation.

Share Option Plan

The following information is intended to be a brief description and summary of the material features of the Share Option Plan:

(a)

The aggregate maximum number of Shares available for issuance from treasury under the Share Option Plan, together with the Share Bonus Plan, at any given time is 10% of the outstanding Shares as at the date of grant of an option under the Plan, subject to adjustment or increase of such number pursuant to the terms of the Plan. Any Shares subject to an option which has been granted under the Share Option Plan and which has been surrendered, terminated, or expired without being exercised, in whole or in part, will again be available under the Plan.

(b)

The exercise price of an option shall be determined by the Board at the time each option is granted, provided that such price shall not be less than the closing price of the Shares on the principal stock exchange(s) upon which the Shares are listed and posted for trading on the trading day immediately preceding the day of the grant of the option.

(c)

Options granted to persons conducting Investor Relations Activities (as defined in the Plan) for the Corporation must vest in stages over twelve months with no more than ¼ of the options vesting in any three-month period.

(d)

In the event an Optionee ceases to be eligible for the grant of options under the Share Option Plan, options previously granted to such person will cease to be exercisable within a period of 12 months following the date such person ceases to be eligible under the Plan.

(e)

In the event that a take-over bid or issuer bid is made for all or any of the issued and outstanding Shares, then the Board may, by resolution, permit all options outstanding to become immediately exercisable in order to permit Shares issuable under such options to be tendered to such bid.

Share Bonus Plan

The following information is intended to be a brief description and summary of the material features of the Share Bonus Plan:

(a)

Participants in the Share Bonus Plan shall be directors, officers, employees, or consultants of the Corporation who, by the nature of their positions are, in the opinion of the Board and upon the recommendation of the President of the Corporation, in a position to contribute to the success of the Corporation.

(b)

The determination regarding the amount of bonus Shares issued pursuant to the Share Bonus Plan will take into consideration the Optionee’s present and potential contribution to the success of the Corporation and shall be determined from time to time by the Board. However, in no event shall the number of bonus Shares pursuant to the Share Bonus Plan, together with the Share Option Plan, exceed 10% of the issued and outstanding Shares in the aggregate.

General Features of the Plan

In addition to the above summaries of the Share Option Plan and the Share Bonus Plan, the following is intended to be a brief description and summary of some of the general features of the Plan:

(a)

The aggregate number of Shares reserved pursuant to the Plan for issuance to insiders of the Corporation within any twelve-month period, under all security based compensation arrangements of the Corporation, shall not exceed 10% of the total number of Shares then outstanding.

(b)

The aggregate number of Share reserved for issuance pursuant to the Plan to any one person in any twelve month period shall not exceed 5% of the total number of Shares outstanding from time to time, unless disinterested shareholder approval is obtained pursuant to the policies of the Corporation’s principal stock exchange(s) upon which the Shares are listed and posted for trading or any stock exchange or regulatory authority having jurisdiction over the securities of the Corporation. No more than 2% of the outstanding Shares may be granted to any one Consultant (as defined in the Plan) in any twelve-month period, or to persons conducting Investor Relations Activities (as defined in the Plan) in any twelve-month period.

Director Compensation

The general policy of the Board is that compensation for independent directors should be equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board, through its compensation committee, determines the amount of director compensation. The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2013.

Director	Fees	Stock	Option	Non-Equity	Nonqualified	All Other
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation
	or Paid	($)	($) (1)	Compensation	Compensation	($)
	in Cash			($)	Earnings
	($)						Total ($)
Geoff Browne (3)	--	--	--	--	--	--	--
William Tafuri (3)	--	--	--	--	--	--	--
John Pulos (3) (4)	--	--	--	--	--	--	--
John Barrington (5)	120,000 (2)	---	---	---	---	---	120,000
George Kent (4)	--	---	---	---	---	---	---
Timothy Unwin	--	---	---	---	---	--	---
Paul Haggis (5)	--	---	---	---	---	---	---
W. Thomas Hodgson	--	---	---	---	---	---	---

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	This figure represents fees paid or accrued to John Barrington for consulting services rendered to the Company, not in his capacity as a director.
(3)	Refer to the summary compensation table in Item 11 executive compensation.
(4)	Effective May 15, 2013, Mr. Pulos and Mr. Kent resigned as directors of the Company.
(5)	Effective December 21, 2012, Mr. Barrington and Mr. Haggis ceased to be directors of the Company as they did not stand for re-election at the Company’s annual and special meeting of shareholders.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2013:

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2013, the name and the number of shares of our common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the issued and outstanding shares of our common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.  The beneficial ownership amount includes the underlying shares of unexercised warrants and options, as described in the footnotes to the table.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	R. Geoffrey Browne (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	6,150,000 (2)	7.02%
Common	Manish Z. Kshatriya (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	150,000 (3)	0.18%
Common	William Tafuri (1) 808 Packer St. Reno, Nevada 89431	3,020,000 (4)	3.56%
Common	John Pulos 2711 N. Sepulveda Blvd. #323 Manhattan Beach, California 90266	10,000,000	11.91%
Common	Timothy Unwin (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	1,450,000 (5)	1.72%
Common	W. Thomas Hodgson (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	1,600,000 (6)	1.89%
Common	H. Richard Klatt (1) 808 Packer St. Reno, Nevada, 89431	1,600,000 (7)	1.89%
Common Common	Look Back Investments Inc. (8) Calle Eusebio A. Morales Suite a-A #5 El Cangrejo, Panama City, Panama Robert Genovese Calle Eusebio A. Morales Suite a-A #5 El Cangrejo, Panama City, Panama	13,650,000 (8) 15,109,853 (9)	15.08% 16.70%
Common	All Directors, Executive Officers, or Significant Employee as a Group (6 in number)	13,970,000	15.50%

(1) Director, Officer or Significant Employee of Company

(2) Included in this number, are (i) 2,550,000 shares owned directly by Mr. Browne, and (ii) 600,000 warrant shares and (iii) 3,000,000 option shares.  Mr. Browne may be deemed to be the beneficial owner of the warrant shares and the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options and warrants.

(3) Included in this number are 150,000 option shares because Mr. Kshatriya may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(4) Included in this number, are (i) 2,110,000 shares owned directly by Mr. Tafuri, and (ii) 110,000 warrant shares and (iii) 800,000 option shares.  Mr. Tafuri may be deemed to be the beneficial owner of the warrant shares and option shares because he holds the right to acquire these shares within 60 days through the exercise of the options and warrants.

 (5) Included in this number, are (i) 1,050,000 shares owned directly by Mr. Unwin, and (ii) 100,000 warrant shares and (iii) 300,000 option shares.  Mr. Unwin may be deemed to be the beneficial owner of these shares because he holds the right to acquire the warrant shares and option shares within 60 days through the exercise of the options and warrants.

(6) Included in this number, are (i) 500,000 shares owned directly and (ii) 600,000 owned indirectly by Mr. Hodgson, (ii) 200,000 warrant shares, and (iv) 300,000 option shares.  Mr. Hodgson may be deemed to be the beneficial owner of the warrant shares and option shares because he holds the right to acquire these shares within 60 days through the exercise of the options and warrants.  Of the 200,000 total warrant shares that Mr. Hodgson may be deemed to beneficially own, 50,000 of such warrant shares are owned by Greenbrook Capital Partners Inc.  Greenbrook Capital Partners Inc. a private Ontario, Canada company based in Toronto, Ontario.  W. Thomas Hodgson, officer of Greenbrook Capital Partners Inc., makes decisions as to the voting and disposition of securities owned by Greenbrook Capital Partners Inc.  The 600,000 shares owned indirectly by Mr. Hodgson are owned by Greenbrook Capital Partners Inc.

(7) Included in this number, are (i) 1,000,000 shares owned directly by Mr. Klatt, and (ii) 600,000 option shares.  Mr. Klatt may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(8) This number includes 7,150,000 shares registered in the name of Look Back Investments, Inc., and 6,500,000 shares issuable upon exercise of warrants owned by Look Back Investments Inc. Look Back Investments Inc. is a private Panamanian company based in Panama.  Robert Genovese, officer of Look Back Investments Inc., makes decisions as to the voting and disposition of the securities.

(9) This number includes 7,150,000 shares registered in the name of Look Back Investments, Inc., 6,500,000 shares issuable to Look Back Investments, Inc., upon exercise of warrants registered in the name of Look Back Investments, Inc., 444,652 shares registered in the name of Outlook Investments, Inc., and 1,015,201 shares registered in the name of BG Capital Group, Ltd.  Mr. Genovese makes investment decisions for Look Back Investments, Inc., Outlook Investments, Inc., and BG Capital Group, Ltd., and may be deemed to be the beneficial owner of shares registered in the name of these entities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Effective April 1, 2011, the Company borrowed a total of $150,000 pursuant to the terms and conditions of promissory notes (individually referred to as a “Note” and collectively referred to as the “Notes”) entered into with six individuals who were serving as directors of the Company, including John Barrington, R. Geoffrey Browne, Paul Haggis, Tom Hodgson, George Kent and Timothy Unwin.   Each Note was for $25,000 and is required to be repaid by the Company on the earlier of one year, or when the Company raises a minimum of $2,000,000 through equity investments.   The Notes are interest free for the first six months following the date of the Note and then bear interest at a rate of 8% per annum thereafter.   In conjunction with the entry into the Notes, in lieu of the holders charging the Company interest on the outstanding principal of the Notes for the initial six months, the Company issued each holder a warrant entitling the holder to purchase up to a total of 50,000 shares of the Company’s common stock at price of $0.55 per share for a period of three (3) years following the date of the Note.  The Notes were repaid through the issuance of shares of common stock in the Company on December 19, 2011.

On November 10, 2011, the Company issued 6,500,000 subscription receipts (the “Subscription Receipts”)

to Look Back Investments Inc. (“Investor”), a company controlled by, or under the direction of, Mr. R. Genovese, pursuant to a private placement at a price of US$ 0.50 per Subscription Receipt for gross proceeds of US $3,250,000; there were no underwriting discounts or commissions paid.  On December 19, 2011, each Subscription Receipt was automatically converted for no additional consideration, into one unit of the Company (a “Unit”) as a result of the Company’s receipt of notice that its common stock was accepted for trading on the Toronto Stock Exchange under the trading symbol, “LSL”, effective as of December 22, 2011.  Each Unit is comprised of one common share and one common share purchase one warrant (“Warrant”). Each Warrant is exercisable at a price of US $0.65 per share at any time until 5:00 p.m. (Toronto time) on December 31, 2013.

In conjunction with the issuance of Subscription Receipts, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed, following the conditional approval by the Toronto Stock Exchange, to file a registration statement on Form S-1 with the Securities and Exchange Commission which registers the common stock and common stock underlying the Warrants acquired by the investor for resale.  If the registration statement did not become effective on or before six months from the date of conditional approval by the Toronto Stock Exchange for the listing of the common stock of the Company, the Investor would receive an additional common share for each ten (10) common shares.  The Company chose not to file a registration statement and as a result, on May 31, 2012, the Company issued 650,000 common shares in satisfaction of this contractual obligation, the value for which of $416,000 was determined by the closing market price of $0.64 per share on the date of issuance.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The Company’s common stock is currently traded on the Grey Market, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this registration statement with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these standards, the Company’s board of directors has determined that W. Thomas Hodgson, Timothy Unwin are “independent”, and Paul Haggis, and George Kent were independent during their tenure as directors of the Company. To fill the vacated board seat of Mr. Haggis and Mr. Kent, the Company intends to appoint a third independent director prior to the annual and special meeting of shareholders, or nominate a third independent director at the annual and special meeting.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

Morrill & Associates served as the Company’s independent registered public accounting firm for the years ended June 30, 2013 and 2012, and is expected to serve in that capacity for the current year.  Principal accounting fees for professional services rendered for the Company by Morrill & Associates for the year ended June 30, 2013 and 2012, are summarized as follows:

	2013	2012
Audit	$27,385	$38,000
Audit related	$0	$0
Tax	$0	$0
All other	$0	$0
Total	$27,385	$38,000

Audit Related Fees

(2)

Morrill & Associates did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2013 and 2012.

Tax Fees

(3)

The aggregate fees billed by Morrill & Associates for tax compliance, advice and planning were $0.00 for the fiscal years ended June 30, 2013 and 2012.

All Other Fees

 (4)

Morrill & Associates did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2013 and 2012.

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

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 27, 2013	By:	/s/ R. Geoffrey Browne
		Name:	R. Geoffrey Browne
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	September 27, 2013	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 27, 2013	By:	/s/ W. Thomas Hodgson
		Name:	W. Thomas Hodgson
		Title:	Director

Date:	September 27, 2013	By:	/s/ Timothy Unwin
		Name:	Timothy Unwin
		Title:	Director