Form 10-Q
period 2013-09-30
LIBERTY SILVER CORP
filed 2013-11-12
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013 the Issuer had 83,991,945 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2013, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-13

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	September 30, 2013	June 30, 2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	14,566	23,925
Deposit	10,862	10,710
Other	12,864	28,472
Prepaid	65,759	77,783
Total current assets	104,051	140,890

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(12,897)	(11,160)
Mining interests	2,550,741	2,537,549
Total property and equipment	2,572,576	2,561,121

Total assets	2,676,627	2,702,011

LIABILITIES

Current liabilities
Accounts payable	1,031,145	867,952
Accrued liabilities	487,559	408,035
Promissory note payable	30,027	-
Total current liabilities	1,548,731	1,275,987

Total liabilities	1,548,731	1,275,987

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
83,991,945 common shares issued and outstanding	83,992	83,992
Additional paid-in-capital	10,522,780	10,383,098
Deficit accumulated during the exploration stage	(9,478,876)	(9,041,066)
Total shareholders’ equity	1,127,896	1,426,024

Total liabilities and shareholders’ equity	2,676,627	2,702,011

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	September 30, 2013
	$	$	$

Revenue	-	-	-

Operating expenses
Operation and administration	304,822	579,350	4,908,190
Exploration	25,510	198,401	2,011,326
Consulting	30,000	2,916	1,132,416
Legal and accounting	64,341	77,235	1,417,484
Impairment of mining interests	-	-	11,800
Total operating expenses	424,673	857,902	9,481,216

Income (loss) from operations	(424,673)	(857,902)	(9,481,216)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	(12,748)	9,367	2,113
Interest income	-	-	1,220
Interest expense	(389)	(81)	(993)
Total other income or gain (expense or loss)	(13,137)	9,286	2,340

Loss before income tax	(437,810)	(848,616)	(9,478,876)
Provision for income taxes	-	-	-

Net loss and comprehensive loss	(437,810)	(848,616)	(9,478,876)
Loss per common share – basic and fully diluted	(0.01)	(0.01)
Weighted average common shares	83,991,945	78,278,094

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	September 30, 2013
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(437,810)	(848,616)	(9,478,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Valuation of stock options	139,682	139,682	1,624,891
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	-	-	110,000
Depreciation expense	1,737	1,737	12,897

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	12,024	(146,409)	(65,759)
(Increase) in deposit	(152)	(315)	(10,862)
(Increase) decrease in other assets	15,608	(28,887)	(12,864)
Increase (decrease) in accounts payable	163,193	(36,689)	1,031,145
Increase in accrued expenses	79,524	26,455	487,559
Net cash used in operating activities	(26,194)	(893,042)	(5,763,045)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	(13,192)	-	(490,741)
Net cash used in investing activities	(13,192)	-	(525,473)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from promissory note payable	30,027	-	30,027
Proceeds from issuance of common stock	-	75,000	6,345,684
Issue costs	-	(2,308)	(222,627)
Net cash used in financing activities	30,027	72,692	6,303,084

Increase (decrease) in cash and cash equivalents	(9,359)	(820,350)	14,566
Cash and cash equivalents, beginning of period	23,925	1,694,914	-

Cash and cash equivalents, end of period	14,566	874,564	14,566

The accompanying notes are an integral part of these financial statements

	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	September 30, 2013
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	389	81	604
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	-	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Three Months Ended September 30, 2013

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2013. The interim results for the period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

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

Note 4 – Unsecured Promissory Note

As described in Note 8 – Subsequent events, the Company entered into a non-binding letter of intent for a total of $1,000,000 debt financing (the “Loan”) subject to a number of conditions, including due diligence, definitive documentation and approval of the Toronto Stock Exchange (the “Exchange”). The Loan provides for an immediate advance of  $50,000.   Except for the terms and conditions regarding the immediate advance of $50,000, the letter of intent is non-binding.

The immediate advance of $50,000 is evidenced by an unsecured promissory note bearing interest at 11% per annum.  The unsecured promissory note will be superseded at the time when definitive documentation is entered into and the outstanding amount thereunder will be included as part of the Loan indebtedness.  In the event definitive documentation is not entered into, the $50,000 will be repaid pursuant to the terms of the promissory note.

On November 6, 2013, BG Capital advanced an additional $50,000 to the Company, which is evidenced by a second unsecured promissory note, under the same terms and conditions as the initial promissory note evidencing the immediate advance described above.

As at September 30, 2013, and prior to the execution of the non-binding letter of intent, the Company borrowed $30,027 of the $50,000 available to it under the initial unsecured promissory note.

Note 5 – Capital Stock and Warrants

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

As at September 30, 2013, the Company had a commitment, for the above noted leases, of USD $160,999 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
September 30, 2013	$160,999
June 30, 2014	$103,356
June 30, 2015	$38,860
June 30, 2016 and thereafter	$0

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

The original complaint was filed in the United States District Court for the Southern District of Florida on September 12, 2013.  An amended complaint  (Case No. 9:13-cv-80923-KLR – Todd Stanaford a/k/a Jerald Todd Stanaford, on behalf of himself and all other similarly situated, vs. Robert Donald Bruce Genovese, William Tafuri, Geoffrey Browne, BG Capital Group LTD., Look Back Investments INC., and Liberty Silver Corporation) was filed on September 27, 2013.

The Company’s registered agent in the State of Nevada was served with the original complaint on September 18, 2013, and served with the amended complaint on October 8, 2013.  On October 10, 2013, service of the amended complaint was accepted on behalf of the Company’s Chief Executive Officer, by counsel representing the Company’s Chief Executive Officer.

The Company and its Chief Executive Officer intend to fully investigate the complaint and will undertake a vigorous defense.

Effective December 1, 2012, the Company has deferred payment of salary to certain employees of the Company. Pursuant to agreements reached with such employees, the accrued salary obligation of $366,667 as at September 30,

2013, may, at the sole option of such employees, be settled pursuant to the issuance of common shares or forfeited, within two years from the effective date of the agreements with the various employees.  The common shares would be priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the election is made to receive the common shares.

Effective July 1, 2013, ongoing salary obligations have been reduced by $320,000 per annum.  Effective October 1, 2013, salary obligations of $216,000 per annum, which would otherwise be settled in cash on a monthly basis, will be settled with 50% in cash and 50% by the issuance of common stock, on a periodic basis, and priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the shares are to be issued.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 7 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $9,478,876 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 8 – Subsequent Events

On October 3, 2013, the Company entered into a non-binding letter of intent with BG Capital Group Inc. for a total of $1,000,000 debt financing (the “Loan”) subject to a number of conditions, including due diligence, definitive documentation and approval of the Toronto Stock Exchange (the “Exchange”). The Loan provides for an immediate advance of $50,000, as discussed below, with $200,000 to be advanced at closing and execution and delivery of definitive documentation, $250,000 at the end of the first quarter following the closing date, and two further advances of $250,000 at the end of each of the next two following quarters.  Except for the terms and conditions regarding the immediate advance of $50,000, the letter of intent is non-binding.

The immediate advance of $50,000 is evidenced by an unsecured promissory note bearing interest at 11% per annum.  The unsecured promissory note will be superseded at the time when definitive documentation is entered into and the outstanding amount thereunder will be included as part of the Loan indebtedness.  In the event definitive documentation is not entered into, the $50,000 will be repaid pursuant to the terms of the promissory note.

In addition to the terms of the immediate advance, pursuant to the term sheet, the terms of the Loan are anticipated to be as follows:

•

a total loan amount of $1,000,000 with $50,000 advanced immediately, $200,000 to be advanced at closing and $250,000 at the end of the first quarter following the closing date, and two further advances of $250,000 at the end of each of the next two following quarters;

•

outstanding principal shall bear interest at 11% per annum with an increase by 5% per annum during any period an event of default is continuing;

•

the Loan will be secured by a charge on all of the assets of the Company;

•

due and payable one year following the Closing Date with an option by the Company to extend the maturity date by six months with interest at 15% per annum to accrue on the outstanding principal during the period of the extension;

•

at the request of Liberty and subject to regulatory approval, if Liberty completes an arm’s length financing of $500,000 or more at a price of not less than $0.50 per common share, the outstanding principal and interest shall be converted into equity of Liberty on the same terms and conditions of the financing; and

•

proceeds to be applied to metallurgical work, environmental permitting, other related exploration expenses, land taxes and working capital.

The lender pursuant to the Loan is BG Capital Group Inc. (“BG Capital”). The negotiations with BG Capital were conducted on an arm’s length basis. BG Capital, and its related parties, own 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each whole warrant entitling the holder to acquire one common share for U.S. $0.65 until December 31, 2013 (the “Warrants”).  As a condition of the Loan, BG Capital will agree to the termination of the Warrants for no further consideration. Other than pursuant to the Loan, the Company does not have any contractual or other relationship with BG Capital.

There is no assurance that the Loan will be completed or, if it is completed, that it will be on the terms as disclosed herein.

On November 6, 2013, BG Capital advanced an additional $50,000 to the Company, which is evidenced by a second unsecured promissory note, under the same terms and conditions as the initial promissory note evidencing the immediate advance described above.

The Company has evaluated subsequent events for the interim period ended September 30, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

Our business operations are currently focused on efforts to explore the Trinity Project. The Company has not yet commenced development stage activities, however, subject to the availability of adequate funding, the Company intends to engage in efforts to develop the Trinity Project in the future.  The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

The Company has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The phone number there is: 775-352-9375.  The monthly base rent is USD $2,477.25 plus Common Area Reimbursement of USD $370 and Property Tax of USD $250. The term of the lease is for twenty-four months and terminates on January 31, 2015.

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

Subsequent Events

On October 3, 2013, the Company entered into a non-binding letter of intent with BG Capital Group Inc. for a total of $1,000,000 debt financing (the “Loan”) subject to a number of conditions, including due diligence, definitive documentation and approval of the Toronto Stock Exchange (the “Exchange”). The Loan provides for an immediate advance of $50,000, as discussed below, with $200,000 to be advanced at closing and execution and delivery of definitive documentation, $250,000 at the end of the first quarter following the closing date, and two further advances of $250,000 at the end of each of the next two following quarters.  Except for the terms and conditions regarding the immediate advance of $50,000, the letter of intent is non-binding.

The immediate advance of $50,000 is evidenced by an unsecured promissory note bearing interest at 11% per annum.  The unsecured promissory note will be superseded at the time when definitive documentation is entered into and the outstanding amount thereunder will be included as part of the Loan indebtedness.  In the event definitive documentation is not entered into, the $50,000 will be repaid pursuant to the terms of the promissory note.

In addition to the terms of the immediate advance, pursuant to the term sheet, the terms of the Loan are anticipated to be as follows:

•

a total loan amount of $1,000,000 with $50,000 advanced immediately, $200,000 to be advanced at closing and $250,000 at the end of the first quarter following the closing date, and two further advances of $250,000 at the end of each of the next two following quarters;

•

outstanding principal shall bear interest at 11% per annum with an increase by 5% per annum during any period an event of default is continuing;

•

the Loan will be secured by a charge on all of the assets of the Company;

•

due and payable one year following the Closing Date with an option by the Company to extend the maturity date by six months with interest at 15% per annum to accrue on the outstanding principal during the period of the extension;

•

at the request of Liberty and subject to regulatory approval, if Liberty completes an arm’s length financing of $500,000 or more at a price of not less than $0.50 per common share, the outstanding principal and interest shall be converted into equity of Liberty on the same terms and conditions of the financing; and

•

proceeds to be applied to metallurgical work, environmental permitting, other related exploration expenses, land taxes and working capital.

The lender pursuant to the Loan is BG Capital Group Inc. (“BG Capital”). The negotiations with BG Capital were conducted on an arm’s length basis. BG Capital, and its related parties, own 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each whole warrant entitling the holder to acquire one common share for U.S. $0.65 until December 31, 2013 (the “Warrants”).  As a condition of the Loan, BG Capital will agree to the termination of the Warrants for no further consideration. Other than pursuant to the Loan, the Company does not have any contractual or other relationship with BG Capital.

There is no assurance that the Loan will be completed or, if it is completed, that it will be on the terms as disclosed herein.

On November 6, 2013, BG Capital advanced an additional $50,000 to the Company, which is evidenced by a second unsecured promissory note, under the same terms and conditions as the initial promissory note evidencing the immediate advance described above, when the non-binding letter of intent was entered into.

The Company has evaluated subsequent events for the interim period ended September 30, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and three months ended September 30, 2013 as compared to the three and three months ended September 30, 2012. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenue

During the three-month periods ended September 30, 2013 and 2012, the Company generated no revenue.

Operating expenses

During the three month period ended September 30, 2013, the Company reported total operating expenses of $424,673 compared to $857,902 during the three month period ended September 30, 2012, a decrease of $433,229, or approximately 50%. The decrease in operating expenses is due to decreases in operation and administration expense, exploration expense, and legal and accounting expense.  The decrease in these expenses was partially offset by an increase in consulting expenses.

Operation and administration expense decreased by $274,528 to $304,822 during the period ended September 30, 2013, as compared to an expense of $579,350 reported during the period ended September 30, 2012. The net decrease in operation and administration expense was primarily due to decreases in: corporate development costs, salaries, investor relations’ expense, public company expense and travel.  The decrease in these expenses was partially offset by an increase in insurance expense.

Exploration expense decreased by $172,891 to $25,510 during the period ended September 30, 2013, as compared to an expense of $198,401 reported during the period ended September 30, 2012. During the period ended September 30, 2013, the Company was not engaged in an exploration program and only incurred expenses to maintain its property claims in good standing, as compared to the period ended September 30, 2012 when the Company incurred expenses related to its exploration program.

Legal and accounting expense decreased by $12,894 to $64,341 during the period ended September 30, 2013, as compared to a legal and accounting expense of $77,235 reported during the period ended September 30, 2012, which remained relatively constant in relation to the activities of the Company.

Consulting expense increased by $27,084 to $30,000 during the period ended September 30, 2013, as compared to an expense of $2,916 reported during the period ended September 30, 2012. During the period ended September 30, 2013, the Company engaged the services of a consultant to assist the Company with its business strategy.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $437,810 for the three months ended September 30, 2013, compared to a net loss and comprehensive loss of $848,616, for the three months ended September 30, 2012, a change of $410,806 or approximately 48%. The decrease in net loss and comprehensive loss was due to a net decrease in operating expenses as described above and foreign exchange fluctuations.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016. In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study. As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore has satisfied the $5,000,000 exploration expenditure commitment. The Company is currently considering various financing alternatives, as described above, with the objective to raise approximately $5,000,000 to fund additional work to complete the bankable feasibility study and to fund ongoing working capital. The additional work will consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution or investor group to raise capital at this time.

In such an event where the Company is not successful at raising capital through the issuance of capital stock, the Company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as the Company may be in a position to reasonably foresee the generation of cash flow to service and repay debt.

 Subsequent to the end of the Company’s interim period ended September 30, 2013, the Company entered into a non-binding letter of intent for a total of $1,000,000 debt financing, as described in the financial statements for the period ended September 30, 2013.

Further, on an ongoing basis, management will review potential merger or acquisition targets to determine if certain synergies exist for the Company and if the potential target would strengthen the Company’s financial position. Management does not currently have any merger or acquisition target identified, and any such discussions are at the very preliminary stages.

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

Effective September 28, 2012, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants for gross proceeds of CDN$75,000.

Effective October 3, 2012, the Company issued 300,000 common shares upon the exercise of 300,000 whole warrants for gross proceeds of CDN$225,000.

Effective November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20 whole warrants for the gross proceeds of US$13,000.

As at September 30, 2013, there were 9,607,500 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $5,635,220.

Current Assets and Total Assets

As of September 30, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $104,051, as compared to total current assets of $140,890 at June 30, 2013, a decrease of $36,839, or approximately 26%; and ii) total assets of $2,676,627, as compared to total assets of $2,702,011 at June 30, 2012, a decrease of $25,384, or approximately 1%. The decrease in current and total assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of September 30, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,548,731, compared to total current liabilities and total liabilities of $1,275,987 at June 30, 2012, an increase of $272,744 or approximately 21%. The increase in liabilities was due to: an increase in accounts payable, accrued expenses, and the issuance of an unsecured promissory note.

Cash Flow – for the interim periods ended September 30, 2013 and 2012

During the three months ended September 30, 2013 cash was primarily used to fund operations and purchase of mining interests. The Company reported a net decrease in cash during the three months ended September 30, 2013 as compared to a net increase in cash for the three months ended September 30, 2012. See below for additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2013	2012

Net cash used in operating activities	(26,194)	(893,042)
Net cash used in investing activities	(13,192)	-
Net cash from financing activities	30,027	72,692

Net Change in Cash	(9,359)	(820,350)

During the three months ended September 30, 2013, net cash used in operating activities was $26,194, compared to net cash used in operating activities of $893,042 during the three months ended September 30, 2012. The decrease in net cash used in operating activities of $866,848 is due to a net loss and comprehensive loss of $437,810 during the three months ended September 30, 2013, compared to a net loss and comprehensive loss of $848,616 in the comparative period, and changes in working capital items, which resulted in a reduced cash outflow of $270,197 during the three months ended September 30, 2013, compared to changes in working capital items, which resulted in an increase in cash outflow of $186,845 during the comparative period.

During the three months ended September 30, 2013, cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests, as compared to no cash used in the comparative period for the acquisition of mining interests.

During the three months ended September 30, 2013, net cash from financing activities was $30,027, compared to net cash from financing activities of $72,692 during the three months ended September 30, 2012. In connection with a non-binding letter of intent for a total of $1,000,000 debt financing, the Company issued a Promissory Note for up to $50,000, against which, the Company had borrowed $30,027 in advance of the closing of the debt financing and promissory note, as described in the Company’s financial statements for the period ended September 30, 2013.  During the comparative period ended September 30, 2012, the Company issued common stock for net proceeds of $72,792.

Going Concern

These interim unaudited financial statements filings have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in due course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The original complaint was filed in the United States District Court for the Southern District of Florida on September 12, 2013.  An amended complaint  (Case No. 9:13-cv-80923-KLR – Todd Stanaford a/k/a Jerald Todd Stanaford, on behalf of himself and all other similarly situated, vs. Robert Donald Bruce Genovese, William Tafuri, Geoffrey Browne, BG Capital Group LTD., Look Back Investments INC., and Liberty Silver Corporation) was filed on September 27, 2013.

The Company’s registered agent in the State of Nevada was served with the original complaint on September 18, 2013, and served with the amended complaint on October 8, 2013.  On October 10, 2013, service of the amended complaint was accepted on behalf of the Company’s Chief Executive Officer, by counsel representing the Company’s Chief Executive Officer.

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

Date:  November 12, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  November 12, 2013