Form 10-Q
period 2013-12-31
LIBERTY SILVER CORP
filed 2014-02-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 13, 2014 the Issuer had 83,991,945 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2013

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-13

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
	December 31, 2013	June 30, 2013
As at,	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	319,510	23,925
Deposit	10,594	10,710
Other	8,361	28,472
Prepaid	173,097	77,783
Total current assets	511,562	140,890

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(14,634)	(11,160)
Mining interests	2,550,741	2,537,549
Total property and equipment	2,570,839	2,561,121

Total assets	3,082,401	2,702,011

LIABILITIES

Current liabilities
Accounts payable	1,168,650	867,952
Accrued liabilities	563,448	408,035
Interest payable	4,963	-
Loan payable	605,000	-
Total current liabilities	2,342,061	1,275,987

Total liabilities	2,342,061	1,275,987

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
83,991,945 common shares issued and outstanding	83,992	83,992
Additional paid-in-capital	11,466,078	10,383,098
Deficit accumulated during the exploration stage	(10,809,730)	(9,041,066)
Total shareholders’ equity	740,340	1,426,024

Total liabilities and shareholders’ equity	3,082,401	2,702,011

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	2013	2012	December 31, 2013
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses
Operation and administration	1,197,249	504,919	1,502,071	1,084,268	6,105,439
Exploration	14,551	185,784	40,061	384,184	2,025,877
Legal and accounting	141,307	468,802	205,648	546,037	1,558,791
Consulting	-	1,830	30,000	4,746	1,132,416
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	1,353,107	1,161,335	1,777,780	2,019,235	10,834,323

Income (loss) from operations	(1,353,107)	(1,161,335)	(1,777,780)	(2,019,235)	(10,834,323)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	26,746	(4,679)	13,997	4,686	28,858
Interest income	-	-	-	-	1,220
Interest expense	(4,493)	(2)	(4,881)	(82)	(5,485)
Total other income or gain (expense or loss)	22,253	(4,681)	9,116	4,604	24,593

Loss before income tax	(1,330,854)	(1,166,016)	(1,768,664)	(2,014,631)	(10,809,730)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	(1,330,854)	(1,166,016)	(1,768,664)	(2,014,631)	(10,809,730)
Loss per common share – basic and fully diluted	(0.02)	(0.01)	(0.02)	(0.02)
Weighted average common shares	83,946,921	83,300,028	83,946,921	81,998,357

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	December 31, 2013
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(1,768,664)	(2,014,631)	(10,809,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Valuation of stock options	1,082,980	279,365	2,568,189
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	-	-	110,000
Depreciation expense	3,474	3,473	14,634

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(95,314)	12,497	(173,097)
(Increase) decrease in deposit	116	(213)	(10,594)
(Increase) decrease in other assets	20,111	(64,877)	(8,361)
Increase in accounts payable	300,698	202,264	1,168,650
Increase in accrued expenses	155,413	375,573	563,448
Increase in interest payable	4,963	-	4,963
Net cash used in operating activities	(296,223)	(1,206,549)	(6,033,074)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	(13,192)	(542,420)	(490,741)
Net cash used in investing activities	(13,192)	(542,420)	(525,473)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from loan payable	605,000	-	605,000
Proceeds from issuance of common stock	-	318,293	6,345,684
Issue costs	-	(17,364)	(222,627)
Net cash from financing activities	605,000	300,929	6,878,057

Increase (decrease) in cash and cash equivalents	295,585	(1,448,040)	319,510
Cash and cash equivalents, beginning of period	23,925	1,694,914	-

Cash and cash equivalents, end of period	319,510	246,874	319,510

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2013	2012	December 31, 2013
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	4,881	82	5,485
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	1,860,000	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2013

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2013. The interim results for the period ended December 31, 2013 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

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

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2014 is to conduct additional mineral exploration activities at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property will be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•  if the registration statement was declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver would issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•  if the registration statement was not declared effective by the United States Securities Exchange Commission (“SEC”) by March 1, 2013, Liberty Silver would pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeded US$0.72 per share, Liberty Silver would have issued an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

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

During the fiscal year ended June 30, 2013, the Company had incurred approximately $3,200,000 in exploration expenditures, which were reported under various line items on the statement of operations or capitalized on the balance sheet, as appropriate.  Approximately $170,000 in exploration expenditures has been incurred to date during the current reporting period.

Note 4 – Loan Payable

On November 14, 2013, the Company announced the closing of a $1,210,000 Loan facility (the “Loan”).  The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

The key terms of the Loan are as follows:

•  a total amount of up to $1,210,000 is being advanced to Liberty, of which $100,000 was previously advanced by way of promissory notes subsequent to the signing of a letter of intent relating to the Loan, which promissory notes are superseded by the Loan.  Upon closing of the Loan on November 14, 2013 (the “Closing Date”), $202,500 was advanced to the Company, and a further $302,500 was advanced on December 31, 2013.  Pursuant to the terms of the Loan, the Company may further advance up to $302,500 on each of March 31, 2014 and June 30, 2014;

•  the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the Closing Date (the “Maturity Date”). The Company has the option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•  the Loan is secured by a charge on all of the assets of the Company; and

•  subject to Toronto Stock Exchange approval, if Liberty completes an arm’s length equity financing of US$500,000 or more at a price of not less than US$0.50 per common share of Liberty (each, a “Share”), Liberty may require BG to convert the outstanding principal and interest amount of the Loan into equity of Liberty on the same terms and conditions as the equity financing.

The lender pursuant to the Loan is BG Capital Group Ltd. (“BG”).  Effective the Closing Date, BG and certain of its related parties owned 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each such warrant entitling BG to acquire one common share of Liberty for US$0.65 until December 31, 2013 (the “Warrants”). As a condition of the Loan, BG consented to the termination of the Warrants for no further consideration.  Accordingly, following the closing of the loan facility transaction, BG owned, directly and indirectly, 8,609,853 shares representing approximately 10.3% of the Company’s 83,991,945 issued and outstanding common shares on the Closing Date.  Other than pursuant to the Loan, the Company does not have any contractual or other relationship with BG.

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

•  300,000,000 common shares with a par value of $0.001 per common share; and

•  10,000,000 preferred shares with a par value of $0.001 per preferred share

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

As at December 31, 2013, the Company had a commitment, for the above noted leases, of USD $141,909 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
December 31, 2013	$141,909
June 30, 2014	$103,356
June 30, 2015	$38,860
June 30, 2016 and thereafter	$0

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

Note 7 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $10,809,730 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 8 – Subsequent Events

The Company has evaluated subsequent events for the interim period ended December 31, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•

if the registration statement was declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver would issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•

if the registration statement is not declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver will pay Primus US$200,000. As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeds US$0.72 per share, Liberty Silver will issue an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,234,201 in exploration expenses.   These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

Subsequent Events

The Company has evaluated subsequent events for the interim period ended December 31, 2013 through the date that the financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2013 as compared to the three and six months ended December 31, 2012. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Revenue

During the three-month periods ended December 31, 2013 and 2012, the Company generated no revenue.

Operating expenses

During the three month period ended December 31, 2013, the Company reported total operating expenses of $1,353,107 compared to $1,161,335 during the three month period ended December 31, 2012, an increase of $191,772, or approximately 17%. The increase in operating expenses is due to an increase of $692,330 in operation and administration expenses.  The increase in these expenses was partially offset by the total decrease of $500,558 in consulting expenses, exploration expense, and legal and accounting expense.

Operation and administration expense increased by $692,330 to $1,197,249 during the period ended December 31, 2013, as compared to an expense of $504,919 reported during the period ended December 31, 2012. The net increase in operation and administration expense was primarily due to the non-cash increase in the stock based compensation expense.  During the period, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, was expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results of the current period.  The increase in the non-cash stock based compensation expense was partially offset by the decrease in: salary expense; printing expense; travel expense; and various other operational expenses as a result of decreased operational activity in the Company during the period.

Exploration expense decreased by $171,233 to $14,551 during the period ended December 31, 2013, as compared to an expense of $185,784 reported during the period ended December 31, 2012.  During the period ended December 31, 2013, the Company was not engaged in an exploration program and only incurred expenses to maintain its property in good standing, as compared to the period ended December 31, 2012 when the Company incurred expenses related to its exploration program.

Legal and accounting expense decreased by $327,495 to $141,307 during the period ended December 31, 2013, as compared to a legal and accounting expense of $468,802 reported during the period ended December 31, 2012, when the Company was in the midst of dealing with the halt of trading of its shares..

Consulting expense decreased by $1,830 to $0 during the period ended December 31, 2013.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $1,330,854 for the three months ended December 31, 2013, compared to a net loss and comprehensive loss of $1,166,016, for the three months ended December 31, 2012, a change of $164,838 or approximately 14%. The increase in net loss and comprehensive loss was due to a net increase in operating expenses as described above and partially offset by the foreign exchange fluctuations.

Results of Operations for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Revenue

During the six-month periods ended December 31, 2013 and 2012, the Company generated no revenue.

Operating expenses

During the six month period ended December 31, 2013, the Company reported total operating expenses of $1,777,780 compared to $2,019,235 during the six month period ended December 31, 2012, a decrease of $241,455, or approximately 12%.  The decrease in operating expenses is due to decreases in exploration expense, and legal and accounting expense.  The decrease in these expenses was partially offset by the increase in operation and administration expense, and consulting expense.

Exploration expense decreased by $344,123 to $40,061 during the period ended December 31, 2013, as compared to an expense of $384,184 reported during the period ended December 31, 2012.  During the period ended December 31, 2013, the Company was not engaged in an exploration program and only incurred expenses to maintain its property claims in good standing, as compared to the period ended December 31, 2012 when the Company incurred expenses related to its exploration program.

Legal and accounting expense decreased by $340,389 to $205,648 during the period ended December 31, 2013, as compared to a legal and accounting expense of $546,037 reported during the period ended December 31, 2012, when the Company was in the midst of dealing with the halt of trading of its shares.

Operation and administration expense increased by $417,803 to $1,502,071 during the period ended December 31, 2013, as compared to an expense of $1,084,268 reported during the period ended December 31, 2012.  The net increase in operation and administration expense was primarily due to the non-cash increase in the stock based compensation expense.  During the period, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, was expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results of the current period.  The increase in the non-cash stock based compensation expense was partially offset by the decrease in: corporate development expense; salary expense; printing expense; travel expense; and various other operational expenses as a result of decreased operational activity in the Company during the period.

Consulting expense increased by $25,254 to $30,000 during the period ended December 31, 2013, as compared to an expense of $4,746 reported during the period ended December 31, 2012. During the period ended December 31, 2013, the Company engaged the services of a consultant to assist the Company with its business strategy.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $1,768,664 for the six months ended December 31, 2013, compared to a net loss and comprehensive loss of $2,014,631, for the six months ended December 31, 2012, a change of $245,967 or approximately 12%. The decrease in net loss and comprehensive loss was due to a net decrease in operating expenses as described above and by the foreign exchange fluctuations.

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

On November 14, 2013, the Company closed a $1,210,000 loan facility with BG Capital Group Ltd. The loan bears interest at the rate of 11% per annum for the first twelve months.  The Company may extend the one-year term of the loan for an additional six months at the rate of 15% per annum during the extended term.  The loan is secured by a charge on all of the Company’s assets.  Subject to regulatory approval, the Company may cause the lender to convert the outstanding debt to common shares of the Company, should the Company complete an arm’s length equity financing of $500,000 or more, at a price of not less than $0.50 per common share. The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

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

Effective December 19, 2013, 3,900,000 vested stock options were cancelled, and 150,000 non-vested stock options were forfeited.  Further, the Company granted 200,000 stock options at an exercise price of $0.10 each.

Effective December 21, 2013, 300,000 vested stock options had expired.

As at December 31, 2013, there were 2,800,000 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $1,970,000, however the exercise prices of these stock options exceed the market price of the Company’s shares.

As at December 31, 2013, there were 500,000 warrants outstanding, which may be exercised at various exercise prices, for gross proceeds of $315,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of December 31, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $511,562, as compared to total current assets of $140,890 at June 30, 2013, an increase of $370,672, or approximately 263%; and ii) total assets of $3,082,401, as compared to total assets of $2,702,011 at June 30, 2013, an increase of $380,390, or approximately 14%. The increase in current and total assets was primarily due to proceeds advanced from the loan facility.

Total Current Liabilities and Total Liabilities

As of December 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $2,342,061, compared to total current liabilities and total liabilities of $1,275,987 at June 30, 2013, an increase of $1,066,074 or approximately 84%. The increase in current and total liabilities was due to an increase in accounts payable, accrued expenses, and the advances made from the loan facility and interest payable thereon.

Cash Flow – for the interim periods ended December 31, 2013 and 2012

During the six months ended December 31, 2013 cash was primarily used to fund operations. The Company reported a net increase in cash during the six months ended December 31, 2013 as compared to a net decrease in cash for the six months ended December 31, 2012.  See below for additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2013	2012

Net cash used in operating activities	(296,223)	(1,206,549)
Net cash used in investing activities	(13,192)	(542,420)
Net cash from financing activities	605,000	300,929

Net Change in Cash	295,585	(1,448,040)

During the six months ended December 31, 2013, net cash used in operating activities was $296,223, compared to net cash used in operating activities of $1,206,549 during the six months ended December 31, 2012.  The decrease in net cash used in operating activities of $910,326 is due to a net loss and comprehensive loss of $1,768,664 during the six months ended December 31, 2013, compared to a net loss and comprehensive loss of $2,014,631 in the comparative period, and non-cash items of $1,086,454 reported during the six months ended December 3, 2013 compared to non-cash items of $282,838 being reported during the comparative period.  These items, which resulted in the reduced amount of cash used for operating activities, were partially offset by the effects of the net changes in working capital items, which resulted in a reduced cash outflow of $385,987 during the six months ended December 31, 2013, compared to net changes in working capital items, which resulted in a decrease in cash outflow of $525,244 during the comparative period.

During the six months ended December 31, 2013, cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests when the Company used $542,420 for investing activities during that comparative period.

During the six months ended December 31, 2013, net cash from financing activities was $605,000, compared to net cash from financing activities of $300,929 during the six months ended December 31, 2012.  During the current period, the Company had advanced a total of $605,000 of the $1,210,000 available to it from the loan facility, as described in the Company’s financial statements for the period ended December 31, 2013.  During the comparative period, the Company issued common stock for net proceeds of $300,929.

Going Concern

These interim unaudited financial statement filings have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in due course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.

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

Date:  February 13, 2013

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  February 13, 2013