Form 10-Q
period 2014-03-31
LIBERTY SILVER CORP
filed 2014-05-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014 the Issuer had 83,991,945 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Unaudited Financial Statements	8-13

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	March 31, 2014	June 30, 2013
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	299,696	23,925
Deposit	10,355	10,710
Other	7,071	28,472
Prepaid	155,179	77,783
Total current assets	472,301	140,890

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(16,370)	(11,160)
Mining interests	2,550,741	2,537,549
Total property and equipment	2,569,103	2,561,121

Total assets	3,041,404	2,702,011

LIABILITIES

Current liabilities
Accounts payable	1,017,620	867,952
Accrued liabilities	637,528	408,035
Loan payable	907,500	-
Total current liabilities	2,562,648	1,275,987

Total liabilities	2,562,648	1,275,987

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
83,991,945 common shares issued and outstanding	83,992	83,992
Additional paid-in-capital	11,516,239	10,383,098
Deficit accumulated during the exploration stage	(11,121,475)	(9,041,066)
Total shareholders’ equity	478,756	1,426,024

Total liabilities and shareholders’ equity	3,041,404	2,702,011

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	2014	2013	March 31, 2014
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses
Operation and administration	215,646	383,110	1,677,717	1,467,378	6,281,085
Exploration	6,738	73,211	46,799	457,395	2,032,615
Legal and accounting	54,821	322,571	260,469	868,608	1,613,612
Consulting	30,000	402	100,000	5,148	1,202,416
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	307,205	779,294	2,084,985	2,798,529	11,141,528

Income (loss) from operations	(307,205)	(779,294)	(2,084,985)	(2,798,529)	(11,141,528)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	11,870	5,734	25,867	10,420	40,728
Interest income	-	-	-	-	1,220
Interest expense	(16,410)	(83)	(21,291)	(166)	(21,895)
Total other income or gain (expense or loss)	(4,540)	5,651	4,576	10,254	20,053

Loss before income tax	(311,745)	(773,643)	(2,080,409)	(2,788,275)	(11,121,475)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	(311,745)	(773,643)	(2,080,409)	(2,788,275)	(11,121,475)
Loss per common share – basic and fully diluted	(0.00)	(0.01)	(0.02)	(0.03)
Weighted average common shares	83,991,945	82,597,024	83,991,945	82,597,024

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	March 31, 2014
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(2,080,409)	(2,788,275)	(11,121,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Valuation of stock options	1,133,141	419,046	2,618,350
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	-	-	110,000
Depreciation expense	5,210	5,210	16,370

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(77,396)	(23,442)	(155,179)
(Increase) decrease in deposit	355	(53)	(10,355)
(Increase) decrease in other assets	21,401	15,134	(7,071)
Increase in accounts payable	149,668	670,900	1,017,620
Increase in accrued expenses	229,493	193,971	637,528
Net cash used in operating activities	(618,537)	(1,507,509)	(6,355,388)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	(13,192)	(348,430)	(490,741)
Net cash used in investing activities	(13,192)	(348,430)	(525,473)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from loan payable	907,500	-	907,500
Proceeds from issuance of common stock	-	318,293	6,345,684
Issue costs	-	(19,862)	(222,627)
Net cash used in financing activities	907,500	298,431	7,180,557

Increase (decrease) in cash and cash equivalents	275,771	(1,557,508)	299,696
Cash and cash equivalents, beginning of period	23,925	1,694,914	-

Cash and cash equivalents, end of period	299,696	137,406	299,696

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	March 31, 2014
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	21,291	166	21,895
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	2,060,000	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2014

Note 1 – Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2013. The interim results for the period ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

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

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2014 is to conduct additional mineral exploration activities at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

During the fiscal year ended June 30, 2013, the Company had incurred approximately $3,200,000 in exploration expenditures, which were reported under various line items on the statement of operations or capitalized on the balance sheet, as appropriate.  Approximately $240,000 in exploration expenditures has been incurred to date during the current reporting period.

Note 4 – Loan Payable

On November 14, 2013, the Company announced the closing of a $1,210,000 Loan facility (the “Loan”).  The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

The key terms of the Loan are as follows:

•

a total amount of up to $1,210,000 is being advanced to Liberty, of which $100,000 was previously advanced by way of promissory notes subsequent to the signing of a letter of intent relating to the Loan, which promissory notes are superseded by the Loan.  Upon closing of the Loan on November 14, 2013 (the “Closing Date”), $202,500 was advanced to the Company, and a further $302,500 was advanced on each of December 31, 2013 and on March 31, 2014.  Pursuant to the terms of the Loan, the Company may further advance up to $302,500 on June 30, 2014;

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

As at March 31, 2014, the Company had a commitment, for the above noted leases, of USD $127,150 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
March 31, 2014	$127,150
June 30, 2014	$103,356
June 30, 2015	$38,860
June 30, 2016 and thereafter	$0

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.  An amended complaint was filed on September 27, 2013.

On January 22, 2014, the Court appointed Jerald Todd Stanaford and Philip Hobel lead plaintiffs and approved Federman & Sherwood as Lead Counsel and Menzer & Hill, PA as Liaison Counsel.  On March 24, 2014, Plaintiffs filed a Second Amended Consolidated Class Action Complaint.  On May 8, 2014, the Liberty Silver Parties moved to dismiss the Complaint.  The Liberty Silver Parties intend to vigorously defend the Action.  It is not possible at this time to predict whether the Company will incur any liability as a result of the Action, or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the Action.

Effective December 1, 2012, the Company has deferred payment of salary to certain employees of the Company. Pursuant to agreements reached with such employees, the accrued salary obligation of $366,667 as at September 30, 2013, may, at the sole option of such employees, subject to regulatory approval and in certain instances shareholder approval, be settled pursuant to the issuance of common shares or forfeited, within two years from the effective date of the agreements with the various employees.  The common shares would be priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the election is made to receive the common shares.

Effective July 1, 2013, ongoing salary obligations have been reduced by $320,000 per annum.  Effective October 1, 2013, subject to regulatory and shareholder approval, salary obligations of $216,000 per annum, which would otherwise be settled in cash on a monthly basis, will be settled with 50% in cash and 50% by the issuance of common stock, on a periodic basis, and priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the shares are to be issued.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 7 – Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $11,121,475 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 8 – Subsequent Events

On April 8, 2014, certain directors, officers and an employee of the Company were granted options to purchase up to 5,000,000 common shares of the Company, at an exercise price of $0.10 per share.  One-third of the options vested immediately, one-third vest on the first anniversary of the date of grant, and one-third vest on the second anniversary of the date of grant.  The options have a five-year life, expiring on April 8, 2019.

The Company has evaluated subsequent events for the interim period ended March 31, 2014 through the date that the financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

Our business operations are currently focused on efforts to explore the Trinity Project. The Company has not yet commenced development stage activities, however, subject to the availability of adequate funding, the Company intends to engage in efforts to develop the Trinity Project in the future.  The Company foresees future operations at the Trinity Project consisting of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

Employees

In addition to four independent directors on the Company’s board, the Company currently has four full-time employees, R. Geoffrey Browne, the President and Chief Executive Officer and Director on the Board of Directors, Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President, William Tafuri, the Project Manager for the Trinity Project, and H. Richard Klatt, the Vice President of Exploration.

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

It is anticipated, subject to the availability of financing, that additional exploration work will be needed during 2014, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budget for this additional drilling is approximately $1,500,000.   Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock. Engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.   The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

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

Subsequent Events

On April 8, 2014, certain directors, officers and an employee of the Company, were granted options to purchase up to 5,000,000 common shares of the Company, at an exercise price of $0.10 per share.  One-third of the options vested immediately, one-third vest on the first anniversary of the date of grant, and one-third vest on the second anniversary of the date of grant.  The options have a five-year life, expiring on April 8, 2019.

The Company has evaluated subsequent events for the interim period ended March 31, 2014 through the date that the financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2014 as compared to the three and nine months ended March 31, 2013. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenue

During the three-month periods ended March 31, 2014 and 2013, the Company generated no revenue.

Operating expenses

During the three month period ended March 31, 2014, the Company reported total operating expenses of $307,205 compared to $779,294 during the three month period ended March 31, 2013, a decrease of $472,089, or approximately 61%. The decrease in total operating expenses is due to a decrease of $167,464 in operation and administration expenses, a decrease of $66,473 in exploration expense, and a decrease of $267,750 in legal and accounting expense.  The decrease in these expenses was partially offset by an increase of $29,598 in consulting expenses.

Operation and administration expense decreased by $167,464 to $215,646 during the period ended March 31, 2014, as compared to an expense of $383,110 reported during the period ended March 31, 2013. The net decrease in operation and administration expense was primarily due to: a decrease in salaries and wages expenses, as a result of renegotiated compensation arrangements, reduction in staff and a decrease in stock based compensation expense; a decrease in public company expenses, as a result of less filing fees and renegotiated service contracts; and a decrease in travel expenses.  The decrease in these operation and administration expenses was partially offset by the increase in insurance expense.

Exploration expense decreased by $66,473 to $6,738 during the period ended March 31, 2014, as compared to an expense of $73,211 reported during the period ended March 31, 2013.  During the period ended March 31, 2014, the Company was not engaged in an exploration program and only incurred expenses to maintain its property in good standing, as compared to the period ended March 31, 2013 when the Company incurred expenses related to its exploration program.

Legal and accounting expense decreased by $267,750 to $54,821 during the period ended March 31, 2014, as compared to a legal and accounting expense of $322,571 reported during the period ended March 31, 2013, when the Company was in the midst of dealing with the halt of trading of its shares.

Consulting expense increased by $29,598 to $30,000 during the period ended March 31, 2014.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $311,745 for the three months ended March 31, 2014, compared to a net loss and comprehensive loss of $773,643, for the three months ended March 31, 2013, a change of $461,898 or approximately 60%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and partially offset by the foreign exchange fluctuations.

Results of Operations for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Revenue

During the nine-month periods ended March 31, 2014 and 2013, the Company generated no revenue.

Operating expenses

During the nine month period ended March 31, 2014, the Company reported total operating expenses of $2,084,985 compared to $2,798,529 during the nine month period ended March 31, 2013, a decrease of $713,544, or approximately 25%.  The decrease in total operating expenses is due to decreases in exploration expense and legal and accounting expense.  The decrease in these expenses was partially offset by the increase in operation and administration expense and consulting expense.

Exploration expense decreased by $410,596 to $46,799 during the period ended March 31, 2014, as compared to an expense of $457,395 reported during the period ended March 31, 2013.  During the period ended March 31, 2014, the Company was not engaged in an exploration program and only incurred expenses to maintain its property claims in good standing, as compared to the period ended March 31, 2013 when the Company incurred expenses related to its exploration program.

Legal and accounting expense decreased by $608,139 to $260,469 during the period ended March 31, 2014, as compared to a legal and accounting expense of $868,608 reported during the period ended March 31, 2013, when the Company was in the midst of dealing with the halt of trading of its shares.

Operation and administration expense increased by $210,339 to $1,677,717 during the period ended March 31, 2014, as compared to an expense of $1,467,378 reported during the period ended March 31, 2013.  The net increase in operation and administration expense was primarily due to the non-cash increase in the stock based compensation expense of $715,095 during the current period.  During the period, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, was expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results of the current period.  The Company also incurred an increase in insurance expense during the current period.  The increase in the non-cash stock based compensation expense and insurance expense was partially offset by the decreases in: salary expense; corporate development expense; printing expense; travel expense; and various other operational expenses as a result of decreased operational activity in the Company during the current period.

Consulting expense increased by $94,852 to $100,000 during the period ended March 31, 2014, as compared to an expense of $5,148 reported during the period ended March 31, 2013. During the period ended March 31, 2014, the Company engaged the services of a consultant to assist the Company with its business strategy and financing initiatives.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $2,080,409 for the nine months ended March 31, 2014, compared to a net loss and comprehensive loss of $2,788,275, for the nine months ended March 31, 2013, a change of $707,866 or approximately 25%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and partially offset by the foreign exchange fluctuations.

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

On April 8, 2014, the Company granted 5,000,000 stock options at an exercise price of $0.10 each.

As at the filing date of this Form 10-Q, there were 7,800,000 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $1,645,000, however the exercise prices of these stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 200,000 warrants outstanding, which may be exercised for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of March 31, 2014, the unaudited balance sheet reflects that the Company had: i) total current assets of $472,301, as compared to total current assets of $140,890 at June 30, 2013, an increase of $331,411, or approximately 235%; and ii) total assets of $3,041,404, as compared to total assets of $2,702,011 at June 30, 2013, an increase of $339,393, or approximately 13%. The increase in current and total assets was primarily due to proceeds advanced from the loan facility.

Total Current Liabilities and Total Liabilities

As of March 31, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $2,562,648, compared to total current liabilities and total liabilities of $1,275,987 at June 30, 2013, an increase of $1,286,661 or approximately 101%. The increase in current and total liabilities was due to an increase in accounts payable, accrued expenses, and the advances made from the loan facility.

Cash Flow – for the interim periods ended March 31, 2014 and 2013

During the nine months ended March 31, 2014 cash was primarily used to fund operations. The Company reported a net increase in cash during the nine months ended March 31, 2014 as compared to a net decrease in cash for the nine months ended March 31, 2013.  See below for additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2014	2013

Net cash used in operating activities	(618,537)	(1,507,509)
Net cash used in investing activities	(13,192)	(348,430)
Net cash from financing activities	907,500	298,431

Net Change in Cash	275,771	(1,557,508)

During the nine months ended March 31, 2014, net cash used in operating activities was $618,537, compared to net cash used in operating activities of $1,507,509 during the nine months ended March 31, 2013.  The decrease in net cash used in operating activities of $888,972 is due to a net loss and comprehensive loss of $2,080,409 during the nine months ended March 31, 2014, compared to a net loss and comprehensive loss of $2,788,275 in the comparative period, and non-cash items of $1,138,351 reported during the nine months ended March 31, 2014 compared to non-cash items of $424,256 being reported during the comparative period.  These items, which resulted in the reduced amount of cash used for operating activities, were partially offset by the effects of the net changes in working capital items, which resulted in a reduced cash outflow of $323,521 during the nine months ended March 31, 2014, compared to net changes in working capital items, which resulted in a decrease in cash outflow of $856,510 during the comparative period.

During the nine months ended March 31, 2014, cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests when the Company used $348,430 for investing activities during that comparative period.

During the nine months ended March 31, 2014, net cash from financing activities was $907,500, compared to net cash from financing activities of $298,431 during the nine months ended March 31, 2013.  During the current period, the Company had advanced a total of $907,500 of the $1,210,000 available to it from the loan facility, as described in the Company’s financial statements for the period ended March 31, 2014.  During the comparative period, the Company issued common stock for net proceeds of $298,431, after issue costs.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.  An amended complaint was filed on September 27, 2013.

On January 22, 2014, the Court appointed Jerald Todd Stanaford and Philip Hobel lead plaintiffs and approved Federman & Sherwood as Lead Counsel and Menzer & Hill, PA as Liaison Counsel.  On March 24, 2014, Plaintiffs filed a Second Amended Consolidated Class Action Complaint.  On May 8, 2014, the Liberty Silver Parties moved to dismiss the Complaint.  The Liberty Silver Parties intend to vigorously defend the Action.  It is not possible at this time to predict whether the Company will incur any liability as a result of the Action, or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the Action.

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

Date:  May 13, 2014

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, Chief Executive Officer

Date:  May 13, 2014