Form 10-K
period 2014-06-30
LIBERTY SILVER CORP
filed 2014-09-29
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes

[X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $1,898,244.

As of September 29, 2014 the Issuer had 84,723,945 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS

The Corporation

Liberty Silver Corp. (“Liberty Silver” or the “Company” or the “Corporation”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3, and its telephone number is 888-749-4916.

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

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement (the “Earn-In Agreement”), discussed below in Item 2 - Properties.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company providing the Company with a right to earn a 70% undivided interest in rights of AuEx, Inc. in the Trinity Project (the “70% Interest”); as discussed below, the 70% Interest is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited.  AuEx, Inc. is beneficially owned by another Nevada company AuEx Ventures, Inc.  AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project; the Minerals Lease and Sublease is discussed below.  As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company, Renaissance Gold Inc. (“Renaissance”), was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.  Currently the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc. The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project.

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims.  Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement.   Item (1) has been completed by the Company, and the Company also satisfied item (2), and reported its compliance as of March 29, 2013, which was the end of the third year from the inception of the Earn-in Agreement.

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

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, approximately 25 miles by road northwest of Lovelock, NV, the county seat.  The Trinity Project consists of approximately 10,020 acres, which includes 253 unpatented lode mining claims and portions of nine sections of private land.  The specific location of the Trinity Project is discussed in more detail the section entitled “Properties” herein.

Infrastructure

The Trinity Project is situated in western Nevada, a locale that is host to many metal mines, mining equipment companies, drilling companies, mining and metallurgical consulting expertise, and experienced mining personnel.  Its location is accessible by all-weather road through an area of very sparse population.  There is no infrastructure on the property.  All buildings have been removed, all wells have been properly abandoned, and there is no equipment on site.  The mine site has been totally reclaimed to the satisfaction of the State of Nevada.  The need for power and water would be defined by a feasibility study and mine plan, both of which are premature at this point in time.

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

All of the Company's drilling operations to date have been on private land and, as a result, have not been subject to U.S. Bureau of Land Management jurisdiction.  On private land in Nevada, the Company's activities are regulated by The Nevada Division of Environmental Protection and the Nevada Bureau of Mining Regulation and Reclamation (“NBMRR”) and no permit is needed as long as the disturbance created is less than five acres.  The total disturbance to date has been less than four acres, much of which has already been reclaimed, and as a result, the Company has not yet applied for a NBMRR permit.  However, as a matter of courtesy, the Company has provided written correspondence to NBMRR to advise them of its activities.

Environmental Regulations

The current exploration activities and any future mining operations (of which currently there are none planned), are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.  Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on the Company’s financial condition or results of operations.  In the event that a mineral discovery is made and it is decided to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop the Company from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

It is anticipated that the following environmental permits will be necessary for the anticipated operations:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

The Company anticipates that, subject to the availability of funds or financing, it will begin soliciting bids for the programs necessary to obtain these permits during the fiscal year ending June 30, 2015.  The cost, timing, and work schedules are not yet available.

Competition

The Company competes with other mining and exploration companies in connection with the acquisition of mining claims and leases on silver and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than Liberty Silver, have greater financial resources and have been in the mining business for much longer than it has.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  Liberty Silver may not be able to compete against these companies in acquiring new properties and/or qualified people to work on its current Trinity Project, or any other properties that may be acquired in the future.

Given the size of the world market for precious metals such as silver and gold relative to the number of individual producers and consumers, it is believed that no single company has sufficient market influence to significantly affect the price or supply of precious metals such as silver and gold in the world market.

Employees

The Company currently has seven employees: R. Geoffrey Browne, the President and Chief Executive Officer and a Director of the Board; Manish Z. Kshatriya, the Chief Financial Officer and Executive Vice President; William Tafuri, the Project Manager for the Trinity Project; and, four independent directors serving on the Company’s board of directors.

Reports to Security Holders

The Company files reports with the SEC under section 15d of the Securities Exchange Act of 1934.  The reports will be filed electronically.  All copies of any materials filed with the SEC may be read at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports that are filed electronically.  The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Office Space

The Company has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The telephone number is: 888-749-4916.  The monthly base rent is CDN $4,007 (approximately US $4,000).  The term of the lease is for fifty-four months and terminates on April 28, 2016.

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

Each claim filed with the BLM has an associated maintenance fee of $140 per year for each assessment year (which runs from September 1 through August 31). This fee must be paid by midnight on August 31 of each year to maintain the claim's validity for the succeeding assessment year.  The fees for the claims comprising the Trinity Project are paid by Renaissance in accordance with the Lease they hold with Newmont.  The Company reimburses Renaissance for this expenditure.  All of the fees have been paid to the BLM for the 2013-2014 assessment year and all filings are current.  There are 253 claims, which based upon current maintenance fees, costs approximately $35,420 per assessment year to maintain.

To protect and verify our claims and interests in the Trinity Project, the Company has completed examinations of legal title to the property making up the Trinity Project, which has been determined to be satisfactory.  In addition, a Memorandum of Exploration Earn-In Agreement, effective March 29, 2010, has been recorded in the Office of the Recorder of Pershing County, Nevada.

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

In the event the Company does not meet its minimum expenditure obligation in any year, it is obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc.  During each of the first three years, the Company had exceeded its minimum expenditure obligation and has not been obligated to pay any amounts to Renaissance.  The Company had an excess of approximately $133,000 in expenditures over the minimum requirement in the first year, an excess of approximately $162,000 in expenditures over the minimum requirement in the second year, and an excess of approximately $2,856,430 in the third year.  The Company has satisfied its entire $5,000,000 expenditure commitment by the end of the third year, when it had incurred a total of approximately $5,652,397.  As a result, the Company will not be obligated to pay any deficiency amounts to Renaissance for any future years.

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

Should Newmont elect to participate in a joint venture with Renaissance, pursuant to the Lease, and its payment terms, Newmont will serve as the manager of the joint venture and own 51% of the joint venture with an option to acquire an additional 14% for additional payments to Renaissance (for a total participating interest of 65%). Pursuant to the Earn-In Agreement, the Company is entitled to 70% interest in the Trinity Project, subject only to the Newmont interest.  Accordingly, if Newmont exercised all of its joint venture options under the Lease, the Company would own a 35% interest in the Trinity Project.

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

In the event the Company does not meet its minimum expenditure obligation in any year, it is obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc.  During each of the first two years, the Company exceeded its minimum expenditure obligation and has not been obligated to pay any amounts to Renaissance.  The Company had an excess of approximately $133,000 in expenditures over the minimum requirement in the first year, and an excess of approximately $162,000 in expenditures over the minimum requirement in the second year and an excess of approximately $2,856,430 in the third year.  The Company satisfied its entire $5,000,000 expenditure commitment by March 29, 2013, which was the end of the third year, and as a result, will not be obligated to pay any deficiency amounts to Renaissance for the third year or any future years.

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

If through dilution, the interest of a party is reduced to less than 10%, then that party’s participating interest shall automatically be converted to a 3% net smelter returns royalty interest.  Should third party claims be acquired with royalties within the area of interest, the 3% royalty described above would be reduced by the amount of such royalty but not below 1%.  This reduction does not apply to the royalty described under the heading “Royalty upon Termination of Interest” below.

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

Liberty Silver entered into an earn-in agreement with Renaissance in March, 2010.  To date, Liberty Silver has conducted extensive data compilation and has completed geophysical surveys consisting of a magnetotelluric survey, a gravity survey, and an induced polarization survey over portions the project. The Company has also drilled approximately 20,000 ft of reverse circulation rotary drilling consisting of 20 holes, 18 of which were drilled in the vicinity of the Trinity mine.  The database of technical data for the property, developed since 1982, includes the results of soil and rock surveys, geophysical surveys, geologic mapping, lithology logging and multi-element analyses for about 400 drill holes, and metallurgical work, as well as data derived from the previous production of heap-leach silver.  The Magnetotelluric Survey was initiated in June of 2010 and completed in August of 2010.  The Gravity survey was initiated in February of 2012 completed in March of 2012.  The Induced Polarization Survey was initiated in April of 2012 completed in May of 2012.  The drill program was started in January of 2012 and completed in April of 2012.

Work Completed by Company & Plan of Operation

As of the date of this Form 10-K, the Company has completed the following items: (a) a magnetotelluric geophysical survey has been completed; (b) the drill hole database has been digitized; (c) a mineralized material estimate for the original deposit identified in the Earn-In Agreement; in addition, environmental and permitting work has commenced, and all of the past geologic data has been compiled.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,234,201 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $493,184 in exploration expenses.  These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated, subject to the availability of financing, that additional exploration work will be needed during the 2015 fiscal year, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples.  The estimated budget for this additional drilling is approximately $1,500,000.  Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock.  Engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.  The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

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

Subsequent Events

On July 2, 2014, the Company announced that the Toronto Stock Exchange (“TSX”) had determined to delist the Company’s common shares effective the close of business on August 5, 2014 as a result of the failure by the Company to meet the continued listing requirements of the TSX.  The Company appealed that decision, and on August 11, 2014, it was announced that the Appeals Committee of the TSX determined that the Company’s shares would not be relisted.

On July 14, 2014, the Company received notice from the firm of Morrill & Associates, LLC, 1448 North 2000 West, Suite 3, Clinton, Utah 84015, (“Morrill”), that as a result of its merger with another public accounting firm, which is not registered with the Canadian Public Accountability Board, it had resigned as the principal independent accountant to audit the Registrant’s financial statements for the fiscal year ending June 30, 2014.  Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s new independent audit firm.

ITEM 3.

LEGAL PROCEEDINGS.

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012. The plaintiff purported to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.  An amended complaint was filed on September

27, 2013.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until August 5, 2014, the Company’s common stock was quoted on the on the Toronto Stock Exchange under the Symbol “LSL” and on occasion trades by appointment on the Grey Market under the Symbol "LBSV".  Prior to October 15, 2012, the Company’s shares traded on the OTC Bulletin Board (“OTCBB”).

On October 5, 2012, Liberty Silver was named in an Order of Suspension of Trading (the "Order") from the US Securities and Exchange Commission.  Pursuant to the Order, trading in the Company's securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol "LBSV" removed from the OTC Bulletin Board (the "OTCBB") as it became ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.  The Company continues to consider its circumstances and review the requirements necessary to permit its stock to resume trading on the OTCBB, and in due course, will determine the most appropriate course of action.  There is no assurance as to when or whether the Company’s stock will resume trading on the OTCBB.

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

On July 2, 2014, the Company announced that the Toronto Stock Exchange (“TSX”) had determined to delist the Company’s common shares effective the close of business on August 5, 2014 as a result of the failure by the Company to meet the continued listing requirements of the TSX.  The Company appealed that decision, and on August 11, 2014, it was announced that the Appeals Committee of the TSX determined that the Company’s shares would not be relisted.

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The high and low closing prices of our common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

	TSX			OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$		HIGH BID US$		LOW BID US$
April 1, 2014 through June 30, 2014	$0.10	$0.02	$	N/A	$	N/A
January 1, 2014 through March 31, 2014	$0.04	$0.03	$	N/A	$	N/A
October 1, 2013 through December 31, 2013	$0.06	$0.03	$	N/A	$	N/A
July 1, 2013 through September 30, 2013	$0.12	$0.03	$	N/A	$	N/A
April 1, 2013 through June 30, 2013	$0.36	$0.11		$0.36		$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18		$0.70		$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39		$1.55		$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60		$1.54		$0.60

(1)

Common stock commenced trading on the TSX on December 22, 2011.

As of September 29, 2014, there were 84,723,945 shares of common stock issued and outstanding held by approximately 24 registered stockholders of record of the Company's common stock.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Background and Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada and intends to engage in efforts to develop the Trinity Project.  The plan of operation for the fiscal year ending June 30, 2015 is to conduct mineral exploration activities and production planning at the Trinity Silver property.  Operations at the Trinity Project, in due course, will consist of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the potential mine development in order to locate additional resources.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2014 as compared to the fiscal year ended June 30, 2013.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2014 and 2013

Revenue

During the fiscal years ended June 30, 2014 and June 30, 2013, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2014, the Company reported total operating expenses of $2,732,323 as compared to $3,302,560 during the fiscal year ended June 30, 2013, a decrease of $570,237 or approximately 17%.  The decrease in operating expenses is primarily due to decreases in legal and accounting expense and exploration expense.  The decrease in these expenses was partially offset by the increase in operation and administration expense and consulting expense.

Legal and accounting expense decreased by $490,458 to $461,337 during the fiscal year ended June 30, 2014, as compared to a legal and accounting expense of $951,795 reported during the fiscal year ended June 30, 2013, when the Company was in the midst of dealing with the trading halt of its shares.

Exploration expense decreased by $441,312 to $53,071 during the fiscal year ended June 30, 2014, as compared to an expense of $494,383 reported during the period ended June 30, 2013.  During the fiscal year ended June 30, 2014, the Company was not engaged in a field exploration program, however it incurred relatively less expenses to compile, analyze, interpret and model its vast database, and to maintain its property claims in good standing, as compared to the fiscal year ended June 30, 2013 when the Company incurred expenses related to a field exploration program.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the fiscal year ended June 30, 2014, the Company incurred a total of $460,432 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $3,299,000 during the fiscal year ended June 30, 2014.

Operation and administration expense increased by $265,484 to $2,117,915 during the fiscal year ended June 30, 2014, as compared to an expense of $1,852,431 reported during the fiscal year ended June 30, 2013.  While the majority of expense items, which comprise the overall operations and administrative expenses, decreased during the current fiscal years, the net increase in operation and administration expense was primarily due to the increase of $825,367 in non-cash stock based compensation expense from $558,728 during the previous year to $1,384,095 during the current fiscal period.  During the current fiscal year, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, was expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results of the current period.  Additionally, during the current fiscal year, certain officers and directors of the Company were issued a total of 5,200,000 options to purchase common shares, and the value attributed to that portion of the stock options that had vested during the year, was expensed as stock based compensation.  The Company also incurred an increase of $51,771 in directors and officers insurance expense during the current fiscal period.

Some of the expenses, which comprised the overall operations and administrative expense, that partially offset the increase in the non-cash stock based compensation expense and director’s and officer’s insurance expense, are as follows: salary expense decreased by $321,466; travel, promotional and investor relations expense decreased by $112,814; corporate development expense decreased by $103,601; office expenses decreased by $45,170; and, expenses related to being a public company decreased by $42,021.

Consulting expense increased by $96,049 to $100,000 during the fiscal year ended June 30, 2014, as compared to an expense of $3,951 reported during the period ended June 30, 2013. During the fiscal year ended June 30, 2014, the Company engaged the services of a consultant and a consulting firm to assist the Company with its business strategy and financing initiatives, and to assist with the drafting of a special report, respectively.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $2,758,774 for the fiscal year ended June 30, 2014, as compared to a net loss and comprehensive loss of $3,279,604 for the fiscal year ended June 30, 2013, a change of $520,830 or approximately 16%.  The decrease in net loss and comprehensive loss was due to a net decrease in operating expenses of $570,237 as outlined above, which was partially offset by the net total other expense or loss during the fiscal year ended June 30, 2014, as compared to a net total other income or gain for the fiscal year ended June 30, 2013.  The net total other expense or loss during the current fiscal year was comprised of gain of $19,932 resulting from foreign exchange transactions and interest expense of

$46,383, which related to the outstanding loan facility.  During the previous year, the net total income or gain was comprised of a gain of $23,157 resulting from foreign exchange transactions and interest expense of $201.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016.  In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study.  As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore has satisfied the $5,000,000 exploration expenditure commitment.  The Company is currently considering financing alternatives, as described above, with the objective to raise approximately $2,500,000 to meet its immediate financial obligations and to fund its near-term working capital requirements and fieldwork plans.  The Company also has the objective to raise additional capital, within the next twelve to eighteen months, to fund additional work to complete the bankable feasibility study and to fund ongoing working capital.  The additional work will consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

The primary source for capital for the Company is the equity markets.  Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants.  The terms and pricing of any such financing would be determined in the context of the markets and the Company’s financial condition. The Company has not entered into an agency agreement or arrangement with any financial institution or investor group to raise capital at this time.

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

As at the filing date of this Form 10-K, there were 6,700,000 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $1,645,000, however the exercise prices of the stock options exceed the market price of the Company’s shares.

As at June 30, 2014, there were 200,000 warrants outstanding, which may be exercised for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of June 30, 2014, the Company’s audited balance sheet reflects that the Company had: i) total current assets of $459,506, as compared to total current assets of $140,890 at June 30, 2013, an increase of $318,616, or approximately 226%; and ii) total assets of $3,026,872, as compared to total assets of $2,702,011 at June 30, 2013, an increase of $324,861 or approximately 12%.  The net increase in current assets was primarily due to a net increase in cash received from financing activities during the current fiscal year, as compared to the previous year, and that less cash was used in operations during the current fiscal year, as compared to the previous year.  The increase in total assets was primarily due to the same reason for the increase in current assets, as the long-term assets remain relatively unchanged year-over-year.

Total Current Liabilities and Liabilities

As of June 30, 2014, the Company’s audited balance sheet reflects that the Company had total current liabilities and total liabilities of $2,754,909, as compared to total current liabilities and total liabilities of $1,275,987 at June 30, 2013, an increase of $1,478,922 or approximately 116%.  The increase in liabilities was due to: an increase in accounts payable, which was comprised of legal fees in connection with the Company’s Cease Trade Orders issued by the Securities and Exchange Commission and the Ontario Securities Commission and a Class Action Complaint brought forward against the Company, and ongoing operational invoices; and, an increase in accrued liabilities, which was comprised of ongoing operational accruals, including management salaries, which have not been paid.  The Company has issued a claim to its insurance underwriters for coverage under the Company’s directors and officer’s insurance policy to offset certain legal fees incurred in connection with the Cease Trade Orders and the Class Action Complaint, which if successful, will offset a significant portion of the current accounts payable balance.  The insurance underwriters had originally rejected the Company’s claim in connection with the Cease Trade Orders, however, after Management disputed the underwriters position, the underwriters agreed to certain coverages, the extent of which continues to be unclear.  The underwriters have agreed to provide coverage in the matter of the Class Action Complaint, and Management expects that the accounts payable balances in connection with the Class Action Complaint, will be extinguished in due course.

Cash Flow

During the fiscal year ended June 30, 2014 cash was primarily used to fund operations.  The Company reported a net increase in cash during the fiscal year ended June 30, 2014 as compared to June 30, 2013.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2014	2013
	$	$
Net cash used in operating activities	(895,043)	(1,620,991)
Net cash used in investing activities	(13,191)	(348,430)
Net cash from financing activities	1,204,618	298,432
Net increase (decrease) cash	296,384	(1,670,989)

During the year ended June 30, 2014, net cash used in operating activities was $895,043, compared to net cash used in operating activities of $1,620,991 during the year ended June 30, 2013.  The decrease in net cash used in operating activities of $725,948 is due to a decrease in net loss and comprehensive loss of $520,830, and an increase of $1,051,367 in non-cash items reported during the current fiscal year.  The decrease in cash used in operating activities, which resulted from the decrease in net loss and comprehensive loss and non-cash items reported during the current fiscal year, was partially offset by the net changes in working capital items, which led to an increase in cash of $246,690 during the current fiscal year versus net changes in working capital items, which led to an increase in cash of $1,092,939 during the comparative fiscal year.

During the year ended June 30, 2014, net cash used in investing activities was $13,191, which related to residual acquisition costs that were directly associated with the mining interests acquired during the previous fiscal year, when the Company had used $348,430 to complete the acquisition of those mining interests.

During the year ended June 30, 2014, net cash from financing activities was $1,204,618, compared to net cash from financing activities of $298,432 during the fiscal year 2013. During the year ended June 30, 2014, the Company received gross proceeds of $1,210,000 pursuant to a Loan Agreement entered into on November 14, 2013.  The cash received pursuant to this loan, was partially offset by the cash issue costs incurred in connection with the non-cash settlement of previous obligations to former employees of and a consultant to the Company, by the issuance of common stock.

During the year ended June 30, 2013, the Company issued 100,000 common shares upon the exercise of 100,000 whole warrants at an exercise price of CDN $0.75 per common share, for gross proceeds of CDN $75,000 and 300,000 common shares upon the exercise of 300,000 whole warrants at an exercise price of CDN $0.75 per common share, for the gross proceeds of $225,000. The warrants were originally issued pursuant to a private placement offering of 200,000 Units on July 27, 2011 and 1,000,000 Units on August 4, 2011. The Units were comprised of one common share and one half of one common share purchase warrant.  The total CDN $300,000 proceeds were reported as US $305,296.  During the previous fiscal year end, the Company had also issued 20,000 common shares upon the exercise of 20,000 warrants at an exercise price of US $0.65 per common share, for gross proceeds of US $13,000.  The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  These Units were comprised of one common share and one common share purchase warrant.  The gross proceeds of US $318,296 from these share issuances during the previous fiscal year were partially offset by cash issue costs of $19,864, which were directly related to the share issuances.

Subsequent Events

On July 2, 2014, the Company announced that the Toronto Stock Exchange (“TSX”) had determined to delist the Company’s common shares effective the close of business on August 5, 2014 as a result of the failure by the Company to meet the continued listing requirements of the TSX.  The Company appealed that decision, and on August 11, 2014, it was announced that the Appeals Committee of the TSX determined that the Company’s shares would not be relisted.

On July 14, 2014, the Company received notice from the firm of Morrill & Associates, LLC, 1448 North 2000 West, Suite 3, Clinton, Utah 84015, (“Morrill”), that as a result of its merger with another public accounting firm, which is not registered with the Canadian Public Accountability Board, it had resigned as the principal independent accountant to audit the Company’s financial statements for the fiscal year ending June 30, 2014.  Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s new independent audit firm.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2014 and 2013

Page

Reports of Independent Registered Public Accounting Firms	31

Balance Sheets	33

Statements of Operations And Comprehensive Income	34

Statements of Stockholders Equity	35-37

Statements of Cash Flows	38-39

Notes to Consolidated Financial Statements	40-51

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Stockholders of Liberty Silver Corp.

We have audited the accompanying balance sheet of Liberty Silver Corp. as of June 30, 2014, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Liberty Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2013 and for the cumulative period from February 20, 2007 (date of inception) through to June 30, 2013 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated September 26, 2013. Their report included an explanatory paragraph regarding going concern.  Our opinion, in so far as it relates to the period from February 20, 2007 through to June 30, 2013, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Liberty Silver Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Liberty Silver Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. as of June 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

September 26, 2014

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-820-6233 Phone; 801-820-6628 FAX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Liberty Silver Corp. (An Exploration Stage Company)

Toronto, Ontario

We have audited the accompanying balance sheet of Liberty Silver Corp. (an exploration stage company) as of June 30, 2013 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2013 and from inception on February 20, 2007 through June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. (an exploration stage company) as of June 30, 2013 and the results of its operations and cash flows for the year ended June 30, 2013 and from inception on February 20, 2007 through June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no significant operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

September 26, 2013

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at June 30,	2014	2013
	$	$

ASSETS

Current assets
Cash and cash equivalents	320,309	23,925
Deposit	10,467	10,710
Other assets	9,618	28,472
Prepaid expenses	119,112	77,783
Total current assets	459,506	140,890

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(18,106)	(11,160)
Mining interests	2,550,740	2,537,549
Total property and equipment	2,567,366	2,561,121

Total assets	3,026,872	2,702,011

LIABILITIES

Current liabilities
Accounts payable	1,123,339	867,952
Accrued liabilities	421,570	408,035
Loan payable	1,210,000	-
Total current liabilities	2,754,909	1,275,987

Total liabilities	2,754,909	1,275,987

Commitments and contingencies (note 7)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
84,723,945 and 83,991,945 common shares issued and outstanding, respectively	84,724	83,992
Additional paid-in-capital	11,987,079	10,383,098
Deficit accumulated during the exploration stage	(11,799,840)	(9,041,066)
Total shareholders’ equity	271,963	1,426,024

Total liabilities and shareholders’ equity	3,026,872	2,702,011

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations
For the years ended June 30,			Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	June 30, 2014
	$	$	$

Revenue	-	-	-

Operating expenses
Operation and administration	2,117,915	1,852,431	6,721,283
Exploration	53,071	494,383	2,038,887
Legal and accounting	461,337	951,795	1,814,480
Consulting	100,000	3,951	1,202,416
Impairment of mining interests	-	-	11,800
Total operating expenses	2,732,323	3,302,560	11,788,866

Loss from operations	(2,732,323)	(3,302,560)	(11,788,866)

Other income or gain (expense or loss)
Gain on foreign exchange	19,932	23,157	34,793
Interest income	-	-	1,220
Interest expense	(46,383)	(201)	(46,987)
Total other income or gain (expense or loss)	(26,451)	22,956	(10,974)

Loss before income tax	(2,758,774)	(3,279,604)	(11,799,840)
Provision for income taxes	-	-	-

Net loss and comprehensive loss	(2,758,774)	(3,279,604)	(11,799,840)
Loss per common share – basic and fully diluted	(0.03)	(0.04)
Weighted average common shares – basic and diluted	84,168,513	82,945,754

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2014

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
For the period February 20, 2007 (inception) through June 30, 2014

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

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period February 20, 2007 (inception) through June 30, 2014

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount
		$	$	$	$
Balance, June 30, 2012	80,710,834	80,711	7,469,219	(5,761,462)	1,788,468
Valuation of stock options	-	-	558,728	-	558,728
Issue costs	-	-	(19,864)	-	(19,864)
Shares for cash:
Shares issued at $0.75 per share (5)	100,000	100	76,190	-	76,290
Shares issued at $0.75 per share (5)	300,000	300	228,706	-	229,006
Shares issued at $0.65 per share (6)	20,000	20	12,980	-	13,000
Shares for non-cash:
Shares issued at $0.72 per share (7)	2,583,333	2,583	1,857,417	-	1,860,000
Shares issued at $0.72 per share (7)	277,778	278	199,722	-	200,000
Net loss for the year ending June 30, 2013	-	-	-	(3,279,604)	(3,279,604)
Balance, June 30, 2013	83,991,945	83,992	10,383,098	(9,041,066)	1,426,024
Valuation of stock options	-	-	1,384,095	-	1,384,095
Issue costs	-	-	(5,382)	-	(5,382)
Shares for non-cash:
Shares issued at $0.50 per share (4)	242,000	242	120,758	-	121,000
Shares issued at $0.50 per share (4)	140,000	140	69,860	-	70,000
Shares issued at $0.10 per share (4)	350,000	350	34,650	-	35,000
Net loss for the year ending June 30, 2014	-	-	-	(2,758,774)	(2,758,774)
Balance, June 30, 2014	84,723,945	84,724	11,987,079	(11,799,840)	271,963

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
The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended June 30,			Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	June 30, 2014
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(2,758,774)	(3,279,604)	(11,799,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Valuation of stock options	1,384,095	558,728	2,869,304
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	226,000	-	336,000
Depreciation expense	6,946	6,946	18,106

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(41,329)	(21,159)	(119,112)
(Increase) decrease in deposit	243	196	(10,467)
(Increase) decrease in other assets	18,854	5,863	(9,618)
Increase in accounts payable	255,387	771,629	1,123,339
Increase in accrued expenses	13,535	336,410	421,570
Net cash used in operating activities	(895,043)	(1,620,991)	(6,631,894)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	(13,191)	(348,430)	(490,740)
Net cash used in investing activities	(13,191)	(348,430)	(525,472)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from loan payable	1,210,000	-	1,210,000
Proceeds from issuance of common stock	-	318,296	6,345,684
Issue costs	(5,382)	(19,864)	(228,009)
Net cash from financing activities	1,204,618	298,432	7,477,675

Increase (decrease) in cash and cash equivalents	296,384	(1,670,989)	320,309
Cash and cash equivalents, beginning of period	23,925	1,694,914	-

Cash and cash equivalents, end of period	320,309	23,925	320,309

The accompanying notes are an integral part of these financial statements

			Cumulative during the exploration stage February 20, 2007 (inception) to
For the years ended June 30,	2014	2013	June 30, 2014
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	4,881	201	5,485
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	2,060,000	2,060,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Audited Financial Statements

For the Fiscal Year End June 30, 2014 and 2013

Note 1 – Nature and Continuance of Operations and Going Concern

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

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2015 is to conduct additional mineral exploration activities at the Trinity Silver property.  Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine.  Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

These financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $11,799,840 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets.

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

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2014, exploration progress is on schedule with the Company’s exploration and evaluation plan and no events or circumstances have occurred to indicate that the related carrying values of the properties may not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

g. Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet, or if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.  No costs have been, or may ever be recognized by the Company for environmental expenditures.

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

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes and/or loans payable.  As of June 30, 2014, 6,700,000 stock options and 200,000 warrants were considered in the calculation but not included due to anti-dilution.  The dilutive effect of these instruments is reflected in diluted earnings per share by application of the treasury stock method.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	June 30, 2014	June 30, 2013
Basic and Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(2,758,774)	$(3,279,604)
Shares (denominator)	84,168,513	82,945,754
Per Share Amount	$(0.03)	(0.04)

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

k. Use of estimates and assumptions

Many of the amounts included in the financial statements require management to make judgments and/or estimates.  These judgments and estimates are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  Actual results may differ from the amounts included in the financial statements.

Areas of significant judgment and estimates affecting the amounts recognized in the financial statements include:

Impairment of mining interests

The Company’s fair value measurement with respect to the carrying amount of mining interests is based on numerous assumptions and may differ significantly from actual fair values.  The fair values are based, in part, on certain factors that may be partially or totally outside of the Company’s control.  This evaluation involves a comparison of the estimated recoverable amount of mining interests to their carrying values.  The Company’s fair value estimates are based on numerous assumptions.

The fair value estimates may differ from actual fair values and these differences may be significant and could have a material impact on the Company’s balance sheet and statement of operations.  Assets are reviewed for an indication of impairment at each reporting date.  This determination requires significant judgment.  Factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends, interruptions in exploration activities or a significant drop in precious metal prices.

l. Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

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

Note 3 – New Technical Pronouncements

The Company has reviewed accounting pronouncements issued during the past year and has assessed the adoption of any that are applicable to the Company.  Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the fiscal years ended June 30, 2014.

Note 4 - Mineral Property

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement.  On March 29, 2010, the Company entered into the Earn-In Agreement relating to the Trinity Project with AuEx, Inc., a Nevada company beneficially owned by another Nevada company AuEx Ventures, Inc.  AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited, a Delaware corporation who owns or leases the various unpatented mining claims and portions of private land comprising the Trinity Project.  As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company, Renaissance Exploration Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project.  The Minerals Lease and Sublease grants to Newmont, a right of first offer on any transfer of AuEx, Inc.’s interests in the Trinity Project to any non-affiliate of AuEx, Inc., and also gives Newmont a right to either enter into a joint venture agreement covering the Trinity Project and any other real property interests that AuEx, Inc. holds or acquires within the Trinity Project, or receive a royalty on all mineral production from such properties.  Currently the rights to the Trinity Project are held 100% by Renaissance, pursuant to an assignment of such rights from AuEx, Inc.  The Company entered into the Earn-In Agreement providing the Company with a right to earn a 70% undivided interest in rights of Renaissance in the Trinity Project (the “70% Interest”).

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

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission (“SEC”), within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•  if the registration statement was declared effective by the SEC by March 1, 2013, Liberty Silver would issue an additional 277,778 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 2,861,111 shares; or

•  if the registration statement was not declared effective by the SEC by March 1, 2013, Liberty Silver would pay Primus US$200,000.  As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeded US$0.72 per share, Liberty Silver would have issued an additional number of Liberty Silver common shares to Primus equal to (a) 277,778 less (b) US$200,000 divided by the Market Price.

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

Note 5 – Loan Payable

On November 14, 2013, the Company announced the closing of a $1,210,000 Loan facility (the “Loan”).  The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

The key terms of the Loan are as follows:

•

a total amount of up to $1,210,000 is being advanced to Liberty, of which $100,000 was previously advanced by way of promissory notes subsequent to the signing of a letter of intent relating to the Loan, which promissory notes are superseded by the Loan.  Upon closing of the Loan on November 14, 2013 (the “Closing Date”), $202,500 was advanced to the Company, and a further $302,500 was advanced on each of December 31, 2013, March 31, 2014, and June 30, 2014;

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

The lender pursuant to the Loan is BG Capital Group Ltd. (“BG”).  Effective as of the Closing Date, BG and certain of its related parties owned 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each such warrant entitling BG to acquire one common share of Liberty for US$0.65 until December 31, 2013 (the “Warrants”).  As a condition of the Loan, BG consented to the termination of the Warrants for no further consideration.  Accordingly, following the closing of the loan facility transaction, BG owned, directly and indirectly, 8,609,853 shares representing approximately 10.3% of the Company’s then 83,991,945 issued and outstanding common shares on the Closing Date.  Other than pursuant to the Loan, the Company does not have any contractual or other relationship with BG.  As at June 30, 2014, based on information that is available to the Company, BG and its affiliates, together, held of record or beneficially a total of 29,968,953 common shares of the Company.

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

On October 15, 2012, in connection with the acquisition of the Hi Ho Properties as described in Note 4 – Mineral property, the Company issued 2,583,333 common shares.  The common shares were valued at $0.72 per share for a total value of $1,860,000 for the shares.

On November 27, 2012, the Company issued 20,000 common shares upon the exercise of 20,000 whole warrants at an exercise price of $0.65 per common share, for gross proceeds of US $13,000. The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.

On March 1, 2013, in connection with the acquisition of the Hi Ho Properties as described in Note 4 – Mineral property, the Company issued an additional 277,778 common shares pursuant to the Registration Rights Agreement.

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 732,000 common shares, including 382,000 common shares at a deemed price of $0.50 per share and 350,000 common shares at a deemed price of $0.10 per share.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Warrants

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

On November 13, 2013, and as described in Note 5 – Loan payable, 6,500,000 common share purchase warrants were terminated as a condition of the Loan with BG.  The warrants were originally issued pursuant to a private placement offering of Subscription Receipts, which Subscription Receipts were converted into Units, without additional consideration, effective December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $0.65 per common share.

On December 31, 2013, 2,607,500 common share purchase warrants expired.  The warrants were originally issued pursuant to a private placement offering of 2,627,500 Units on December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $0.65 per common share.

On April 1, 2014, 300,000 common share purchase warrants expired.  The warrants were originally issued in connection with notes payable issued to related parties on April 1, 2011.  The warrants were exercisable at $0.55 per common share.

The fair value of warrants was established at the date of grant using the Black-Scholes valuation model, with the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average remaining life
2014	1.12%	0%	113.77%	2.10 years
2013	0.24% - 1.51%	0%	102.90% - 113.77%	1.08 years

The following table summarizes the warrant activity during the period being reported on and ending June 30, 2014:

Description	Warrants	Weighted average exercise price ($)
Outstanding, July 1, 2012	10,027,500	0.66
Granted	-	-
Exercised	420,000	0.72
Expired or terminated	-	-
Outstanding, June 30, 2013	9,607,500	0.65

Outstanding, July 1, 2013	9,607,500	0.65

Granted	-	-
Exercised	-	-
Expired or terminated	9,407,500	0.65
Outstanding, June 30, 2014	200,000	0.75

  The following table summarizes the information on warrants outstanding at June 30, 2014:

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
CAD $0.75	200,000	CAD 0.75	2.1

As at June 30, 2014, the aggregate weighted average intrinsic value of warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $0.75.

Stock Options

On December 19, 2013, the Company granted a total of 200,000 stock options to purchase common shares to directors of the Company, at an exercise price of $0.10 per share and for a term of 5 years.  Mr. James J. Sbrolla and Mr. Eric Klein, were each granted 100,000 stock options.  Pursuant to the terms of the stock option agreements, the options vest as to one-third immediately upon grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant.  The aggregate fair value of these options as of the date of grant was $5,725 determined using the Black-Scholes valuation model.

On April 8, 2014, the Company granted to a total of 5,000,000 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.10 per share and for a term of 5 years.  Messrs. R. Geoffrey Browne, W. Thomas Hodgson, Timothy N. Unwin, and Manish Z. Kshatriya, were each granted 1,000,000 stock options.  Messrs. James J. Sbrolla and Eric R. Klein, were each granted 400,000 stock options.  Mr. William Tafuri was granted 200,000 stock options.  Pursuant to the terms of the stock option agreements, the options vest as to one-third immediately upon grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant.  The aggregate fair value of these options as of the date of grant was $143,687 determined using the Black-Scholes valuation model.

Stock based compensation expense, resulting from the issuance of stock options, for the year ended June 30, 2014 was $1,384,095 (2013 - $558,728).  .

The fair value of stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average remaining life
2014	1.68% – 2.09%	0%	127.32% - 201%	3.28 years
2013	0.79% - 2.09%	0%	95.11% - 164.27%	2.59 years

The following table summarizes the stock option activity during the period being reported on and ending June 30, 2014:

Description	Options	Weighted average exercise price ($)
Outstanding, July 1, 2012	6,950,000	0.77
Granted	-	-
Exercised	-	-
Expired or terminated	-	-
Outstanding, June 30, 2013	6,950,000	0.77
Exercisable, June 30, 2013	6,650,000	0.76

Outstanding, July 1, 2013	6,950,000	0.77
Granted	5,200,000	0.10
Exercised	-	-
Expired or forfeited	5,450,000	0.77
Outstanding, June 30, 2014	6,700,000	0.25
Exercisable, June 30, 2014	3,233,330	0.40

The following table summarizes the information on stock options outstanding at June 30, 2014:

Stock options outstanding				Stock options exercisable
Exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life in years	Number of options	Weighted average exercise price
$0.75	1,500,000	$0.75	1.81	1,500,000	$0.75
$0.10	5,200,000	$0.10	4.71	1,733,330	$0.10

As at June 30, 2014, the aggregate intrinsic value of the stock options outstanding and exercisable was $0, and the weighted average grant date fair value of stock options granted was $0.11.

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

As at June 30, 2014, the Company had a commitment, for the above noted leases, of USD $100,729 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
June 30, 2015	$63,063
June 30, 2016	$37,666
June 30, 2017 and thereafter	$0

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, an officer of BG Capital Group Ltd., certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action contains various claims alleging violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.  The plaintiff purports to bring suit on behalf of all who purchased or otherwise acquired the Company’s common shares from April 1, 2008, through and including October 5, 2012.  An amended complaint was filed on September 27, 2013.

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

Effective December 1, 2012, the Company had deferred payment of salary to certain employees of the Company. Pursuant to agreements reached with such employees, the accrued salary obligation of $366,667 may, at the sole option of such employees, subject to regulatory approval and in certain instances shareholder approval, be settled pursuant to the issuance of common shares or forfeited, within two years from the effective date of the agreements with the various employees.  The common shares would be priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the election is made to receive the common shares.  As at June 30, 2014, $150,000 of deferred salary has been settled by the issuance of common shares, priced at $0.50 per share, and $216,667 may still be settled by the issuance of common shares, at the option of the employees, or forfeited.

Effective July 1, 2013, ongoing salary obligations have been reduced by $320,000 per annum.  Effective October 1, 2013, subject to regulatory and shareholder approval, salary obligations of $216,000 (reduced to $120,000 effective May 2014) per annum, which would otherwise be settled in cash on a monthly basis, will be settled with 50% in cash and 50% by the issuance of common stock, on a periodic basis, and priced at the greater of (i) $0.50 per common share, and (ii) the volume weighted average price of the Company’s common shares for the five trading days immediately preceding the date on which the shares are to be issued.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 8 - Income Taxes

As of June 30, 2014, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% (2013 - 34%) to pretax income from continuing operations for the years ended June 30, 2014 and 2013 due to the following:

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2014	2013
Deferred tax asset:
Net operating loss carry forward	$4,039,533	$3,073,962
Valuation allowance	(4,039,533)	(3,073,962)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2014	2013
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	965,571	1,115,065
Change in valuation allowance	(965,571)	(1,115,065)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2014 and 2013, the Company has an unused net operating loss carry-forward balance of $11,799,840 and $9,041,066 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2031.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2014, 2013, 2012, 2011, 2010 and 2009.

Note 9 – Subsequent events

On July 2, 2014, the Company announced that the Toronto Stock Exchange (“TSX”) had determined to delist the Company’s common shares effective the close of business on August 5, 2014 as a result of the failure by the Company to meet the continued listing requirements of the TSX.  The Company appealed that decision, and on August 11, 2014, it was announced that the Appeals Committee of the TSX determined that the Company’s shares would not be relisted.

The Company has evaluated subsequent events for the fiscal year ended June 30, 2014 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 16, 2014, the Company disclosed on Form 8-K filed with the SEC, that the Company’s principal independent accountant to audit the Company’s financial statements had resigned.  On September 3, 2014, the Company disclosed on Form 8-K filed with the SEC, that effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s new principal independent accountant to audit the Company’s financial statements.  The Company has had no disagreements with its accountants, which would be required to be disclosed pursuant to Item 304 of Regulation S-K.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s chief executive officer and chief financial officer also concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2014 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2014.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
R. Geoffrey Browne	61	President, Chief Executive Officer, Director	October 2010
Manish Z. Kshatriya	41	Executive VP, Chief Financial Officer, Secretary	January 2012
Timothy N. Unwin	71	Chairman, Director	October 2010
W. Thomas Hodgson	61	Director	December 2010
Eric R. Klein	54	Director	December 2013
James J. Sbrolla	46	Director	December 2013
William Tafuri	73	Project Manager	October 2010

Biographical Information

R. Geoffrey Browne.  Mr. Browne currently serves as the Company’s President, Chief Executive Officer and Director.  Mr. Browne has over 30 years of experience in the financial services industry in Canada, the U.S. and London, England.  In addition to his work with the Company, since July 1996 Mr. Browne has served as the Managing Partner of MWI & Partners, a private equity firm located in Ontario, Canada.  As the managing partner of MWI & Partners, Mr. Browne is responsible for making investments for the company.  Prior to founding MWI & Partners, Inc., from September 1976 to June 1996 Mr. Browne was a senior executive with Canadian Imperial Bank of Commerce and CIBC Wood Gundy Inc.  The last position he held at CIBC was Chief of Staff for CIBC World Markets.  Mr. Browne is active on numerous other corporate and not-for-profit Boards, and is one of three independent members of the Investment Review Committee of UBS Global Asset Management (Canada) Co.  Mr. Browne is holds a B.A. in economics from the University of Western Ontario.  Mr. Browne’s over 30 years of experience in the financial services industry in Canada, the U.S. and London, England, including his time spent as Chief of Staff for CIBC World Markets led the board to conclude that Mr. Browne should serve as a director of the Company.

Manish Z. Kshatriya.  Mr. Kshatriya currently serves as the Company’s Executive Vice President, Chief Financial Officer, and Secretary.  He has over 15 years of progressive experience in corporate finance, accounting, taxation and auditing obtained in public accounting practice and industry.  Mr. Kshatriya’s extensive capital markets experience includes: the formation and development of mineral resource exploration companies from inception to initial public offerings; the formation and offerings of flow-through limited partnerships; mergers and acquisition activity; and proxy contests.  From January 2006 until October 2011, Mr. Kshatriya worked for Augen Capital Corp., a Toronto based, Canadian listed mining merchant bank where he served as both the Director of Finance, and most recently the Chief Financial Officer.  As the Director of Finance and Chief Financial Officer, Mr. Kshatriya was responsible for the management and oversight of all financial matters for Augen Capital Corp., its subsidiaries, and its flow-through limited Partnerships and mutual fund investment products.  Mr. Kshatriya has also served as Chief Financial Officer or senior financial executive for various other private and publicly listed companies in the mineral resource sector.  Mr. Kshatriya earned his Bachelors degree in Administrative Studies, with

Honours in Accounting and Finance, from York University in Toronto, CA.  He is a Chartered Professional Accountant (Chartered Accountant) and a member of the Institute of Chartered Professional Accountants of Ontario.  He is also a Certified Public Accountant in the United States and a member of the Colorado State Board of Accountancy.

Timothy N. Unwin.  Mr. Unwin currently serves as a Director and Chairman of the Board of the Company.  In addition to his work for the Company, Mr. Unwin is also the Chairman of the board of Evoke Neurosciences Inc., a private U.S based company specializing in neurological testing and reporting, and from January 2008 to the present, Mr. Unwin has been a partner emeritus at Blake, Cassels & Graydon LLP in Toronto.  Additionally, from February 2009 to March 2013, Mr. Unwin served as a director and member of the Audit Committee of C.A. Bancorp Inc.  From March 2004 until his retirement as an active partner in December 2008, Mr. Unwin worked as the managing partner of the New York Office of Blake, Cassels & Graydon LLP.  As the managing partner, Mr. Unwin oversaw the management of the law firm and worked as a corporate and securities lawyer.  Prior to working as the managing partner of the New York Office of Blake, Cassels & Graydon LLP, Mr. Unwin was also the office managing partner at Blake’s office in London, England.  Mr. Unwin is a graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto and is an institute certified director (ICD.D).  Mr. Unwin’s experience as managing partner at the New York Office of Blake, Cassels & Graydon LLP, where he oversaw the management of the law firm and worked as a corporate and securities lawyer led the board to conclude that Mr. Unwin should serve as a director of the Company.

W. Thomas Hodgson.  Mr. Hodgson currently serves as a Director on the Board of the Company.  In addition to his work for the Company, Mr. Hodgson is also Executive Chairman of Lithium Americas Corp., a TSX-listed mineral exploration company, and until May 2011, acted as a consultant and advisor to the Chairman of Magna International Inc., one of the world’s largest automotive companies, having a particular specialization in sourcing venture investment opportunities for the company.  Mr. Hodgson has over twenty years’ experience in capital markets research, corporate advisory matters and consulting.  He is currently a director of Lithium Americas Corp., has been a board member of MI Developments Inc., and was Director, President and Chief Executive Officer of Magna Entertainment Corp. from March 2005 to March 2006.  From November 2002 to March 2005, Mr. Hodgson was President of Strategic Analysis Corporation.  Prior to that, Mr. Hodgson held senior positions with Canadian financial institutions and U.K. companies, including Canadian Imperial Bank of Commerce, Canada Permanent Trust Co. Central Guaranty Trust, where he served as President and Chief Executive Officer, Marathon Asset Management Inc., where he served as President, and GlobalNetFinancial.com, where he served as Chief Operating Officer and then as President and Chief Executive Officer.  Mr. Hodgson holds an MBA from Queen’s University, Kingston, Ontario.  Mr. Hodgson’s experience as a senior corporate executive with the various companies listed above, in the financial services and corporate finance sectors, led the board to conclude that Mr. Hodgson should serve as a director of the Company.

Eric R. Klein.  Mr. Klein currently serves as a Director on the Board of the Company.  In addition to his work for the Company, since 1993, in various capacities, Mr. Klein has served at Farber Financial Group, Klein Farber Corporate Finance Inc., Klein Valuation Services Inc., and is currently the Managing Director and Partner at these firms.  Mr. Klein’s accomplishments at these firms include the execution and closing of numerous acquisition, divestiture, financing, business valuation and strategy assignments for private and public companies as well as several utilities.  Mr. Klein also currently serves as a director and Chairman of the audit committee for INV Metals Inc. and Northquest Ltd., and has been a director at these companies since 2008.  Mr. Klein is also currently a director on the Board of Bonanza Blue Corp., and has been since 2011. Mr. Klein was previously a director and the Chairman of the audit committee for FMX Ventures Inc. between 2008 and 2011.  Mr. Eric R. Klein is a Chartered Professional Accountant (Chartered Accountant) in the Province of Ontario, and holds the designation of Chartered Business Valuator.  Mr. Klein obtained his Bachelor of Commerce degree and a graduate diploma in public accounting from McGill University.

Mr. Klein’s over 20 years of experience with the various companies listed above, in the financial services sector, led the board to conclude that Mr. Klein should serve as a director of the Company.

James J. Sbrolla.   Mr. Sbrolla currently serves as a Director on the Board of the Company.  In addition to his work for the Company, Mr. Sbrolla is a veteran of the financial and environmental industries.  His career has been focused primarily on public and private companies in the “clean-tech” sector.  He currently serves as Chairman of Environmental Business Consultant and serves on other boards including Actual Media, WE Communications and BlueZone Technologies.  Mr. Sbrolla is also an “Entrepreneur in Residence” in the Business Accelerator Program funded by Ontario’s Ministry of Economic Development and Innovation.  He also is a “qualified expert” for the Investment Accelerator Fund and sits on the Ontario Centers of Excellence funding panel as a clean-tech domain expert.  Mr. Sbrolla has written on a variety of topics including a multi-national study on finance, the environment and sustainable development.  Mr. Sbrolla earned his B.A. in Administrative and Commercial Studies from Western University (1990), has a Graduate Accolade in Management from Wilfrid Laurier University (1991) and is a 2011 graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto and is an institute certified director (ICD.D).  Mr. Sbrolla’s experience with the various companies listed above, in the financial and environmental sectors, led the board to conclude that Mr. Hodgson should serve as a director of the Company.

William J. Tafuri.  Mr. Tafuri currently serves as Project Manager of the Trinity Project.  Mr. Tafuri has a Ph.D. in geology and over 40 years of diverse mining and exploration experience in precious and base metals.  Mr. Tafuri has worked for a number of major international mining companies and has held management positions in both domestic and foreign locations for Getty Mining Co., Santa Fe Pacific Gold Corp., and Kinross Gold Corp.  He has extensive consulting experience, both domestic and foreign.  He has extensive exploration and mine development experience in the USA, Central Asia, Russia, and Chile.  As of March 2010, Mr. Tafuri was responsible for managing the operations of the Company.  From January 2007 to December 2009, Mr. Tafuri was the President of Yellowcake Mining Company, which was located in Vancouver, B.C., Canada, and was in the business of mining.  As of January 2007, Mr. Tafuri was responsible for the acquisition and exploration of uranium properties in Wyoming and Colorado.  From June 2004 to November 2006 Mr. Tafuri was the Vice President of Centrasia Mining Company, which was located in Vancouver, B.C., Canada and was in the business of mining.  As of June 2004, Mr. Tafuri was responsible for the acquisition and exploration of mining properties in Central Asia.  Mr. Tafuri received his B.S. and M.S. degrees in geology at the University of Nevada-Reno and his Ph.D. in geology at the University of Utah.

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

Code of Ethics

The Company’s board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  The Company will provide a copy of its code of ethics, without charge, to any person upon receipt of written request for such, delivered to our corporate headquarters.  All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3.  The Company’s Code of Business Conduct and Ethics has also posted on its website at, www.libertysilvercorp.com.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards (2)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

R. Geoffrey Browne	2014	1	--	--	28,737	--	--	--	28,738
CEO	2013	200,004	--	--	--	--	--	--	200,004
	2012	200,004	--	--	--	--	--	--	200,004

Manish Z. Kshatriya	2014	130,000	--	--	28,737	--	--	--	158,737
CFO	2013	130,000	--	--	--	--	--	--	130,000
	2012	60,357	--	--	296,133	--	--	--	356,490

William Tafuri	2014	--	--	--	--	--	--	--	--
Project Manager (1)	2013	50,000	--	--	--	--	--	--	50,000
	2012	120,000	--	--	--	--	--	--	120,000

(1) William Tafuri resigned as President and Chief Operating Officer effective November 28, 2012, and undertook the role of Project Manager for the Company.

(2) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

Grant of Plan Based Awards

During the fiscal year ended June 30, 2014, there were no equity awards granted to the Company’s executive officers.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2014, for each of the named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
R. Geoffrey Browne	333,333	666,667	--	0.10	April 8, 2019	--	--	--	--

Manish Z. Kshatriya	333,333	666,667	--	0.10	April 8, 2019	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2014 by the named executive officers.  In addition, there were no shares acquired by the named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

Change of Control Agreements

Pursuant to the employment agreement between the Company and Manish Z. Kshatriya discussed below, as at the end of the 2014 fiscal year, the Company is party to a change of control agreement with Mr. Kshatriya.  In the event of Change of Control of the Company, as defined below, Mr. Kshatriya shall have the option to terminate his employment agreement within 12 months of the date on which the Change of Control occurs and shall be entitled to the payment referred to in the following section on Employment Agreements, in addition to an amount representing all business expenses reasonably incurred by Mr. Kshatriya up to the date of his termination.

A “Change of Control” is defined in Mr. Kshatriya’s employment agreement with the Company as any of the following events: (i) a transaction or series of transactions following which the individuals and entities who were the respective beneficial owners of the voting securities of the Company as of the date of the employment agreement cease to collectively hold more than 50% of the outstanding voting shares of the Company; (ii) the sale, transfer or other disposition of assets of the Company, having a fair market value equal to 50% or more of the fair market value of the assets of the Company, to any person other than an affiliate of the Company; (iii) the approval by Shareholders of a merger, reorganisation, plan of arrangement or similar transaction (any of the foregoing, a “Merger”) as a result of which the individuals and entities who were the respective beneficial owners of the voting securities of the Company prior to such

Merger are not expected to own immediately after such Merger, directly or indirectly, more than 50% of the voting securities or securities convertible into or exchangeable for voting securities of the entity resulting from the Merger; or (iv) the resignation or removal of a majority of directors of the Company as a result of a solicitation of proxies that was not approved by a majority of the Board.

Employment Agreements

R. Geoffrey Browne currently serves as the President, Chief Executive Officer and Director of the Company.  Pursuant to an agreement dated October 18, 2010, (the “Agreement”), and until June 30, 2013, Mr. Browne was entitled to an annual salary of $200,000, as well as an annual discretionary performance bonus for his services rendered as the Chief Executive Officer; the amount of the performance bonus is at the discretion of the Company’s Board of Directors.  In conjunction with the entry into the Agreement, the Company granted Mr. Browne stock options to acquire up to 3,000,000 shares of restricted common stock of the Company at a price of $0.75 per share.  The 3,000,000 restricted stock options were cancelled.  From December 1, 2012, management of the Company deferred payment to the NEOs.  Pursuant to an amendment agreement to Mr. Browne’s employment agreement, unpaid salary of $116,667 earned by Mr. Browne between December 1, 2012 and June 30, 2013 may, at the sole option of Mr. Browne until September 30, 2015, be settled pursuant to the issuance of Common Shares or forfeited.  Effective July 1, 2013, pursuant to the amendment agreement, Mr. Browne’s salary was amended to an annual rate of $1.00 payable on the last day of each year.  On April 8, 2014, the Company granted Mr. Browne stock options to acquire up to 1,000,000 shares of common stock of the Company at a price of $0.10 per share. The options are subject to the following vesting schedule: (i) 333,334 options vest at grant date, April 8, 2014; (ii) 333,333 options vest one years after April 8, 2014; and (iii) 333,3333 options vest two years after April 8, 2014.

Manish Z. Kshatriya currently serves as the Executive Vice President, Chief Financial Officer and Secretary of the Company.  Pursuant to an employment agreement between the Company and Mr. Kshatriya, dated January 16, 2012, Mr. Kshatriya is entitled to a base annual salary of $130,000.  In the event that Mr. Kshatriya’s employment is terminated by the Company other than for (i) cause; (ii) death; or (iii) inability to discharge employment duties by reason of illness, disease, mental or physical disability or otherwise, Mr. Kshatriya shall be entitled to payment in a lump sum of his base salary earned up to the date of termination plus an amount equal to the sum of: (i) the value of any unused vacation leave; (ii) any unpaid amounts to which Mr. Kshatriya is entitled to a bonus for the fiscal year immediately preceding the fiscal year in which the termination occurs; (iii) an amount equal to the average bonus paid to Mr. Kshatriya in the fiscal years of the Company (up to a maximum of three) immediately preceding the fiscal year in which the termination occurs, pro-rated for the length of service during the fiscal year in which the termination occurs; and (iv) an amount equal to Mr. Kshatriya’s base salary at the time of the termination for a period equal to the sum of (A) one year and (B) one month for every full year of service, up to a maximum of two years.

Additionally, in January of 2012 Mr. Kshatriya was granted stock options to purchase up to a total of 450,000 shares the Company’s common stock at an exercise price of $1.00 per share.  The options are subject to the following vesting schedule: (i) 150,000 options vest six months after January 16, 2012; (ii) 150,000 options vest one and a half years after January 16, 2012; and (iii) 150,000 options vest two and one half years after January 16, 2012.  The 450,000 common stock options were cancelled.  On April 8, 2014, the Company granted Mr. Kshatriya stock options to acquire up to 1,000,000 shares of common stock of the Company at a price of $0.10 per share.  The options are subject to the following vesting schedule: (i) 333,334 options vest at grant date, April 8, 2014; (ii) 333,333 options vest one years after April 8, 2014; and (iii) 333,3333 options vest two years after April 8, 2014.

The foregoing description of the employment agreement between the Company and Mr. Kshatriya is qualified in its entirety by reference to the employment agreement which is filed as Exhibit 10.21 to this Form 10-K and is herein incorporated by reference.

There have been no other changes to the base compensation of the NEOs following the most recently completed financial year.

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance.  There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board, through its compensation committee, determines the amount of director compensation.  The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2014.

Director	Fees	Stock	Option	Non-Equity	Nonqualified	All Other
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation
	or Paid	($)	($) (1)	Compensation	Compensation	($)
	in Cash			($)	Earnings
	($)						Total ($)
R. Geoffrey Browne (2)	--	--	--	--	--	--	--
Timothy N. Unwin	--	---	28,737	---	---	--	28,737
W. Thomas Hodgson	--	---	28,737	---	---	---	28,737
Eric R. Klein	--	--	14,357	--	--	--	14,357
James J. Sbrolla	--	---	14,357	---	---	--	14,357

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	Refer to the summary compensation table in Item 11 executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,700,000	$0.25	1,772,394

Equity compensation plans not approved by security holders	-	-	-

Total	6,700,000	$0.25	1,772,394

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2014, the name and the number of shares of the Company’s common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.  The beneficial ownership amount includes the underlying shares of unexercised warrants and options, as described in the footnotes to the table.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	R. Geoffrey Browne (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	2,883,334 (2)	3.39%
Common	Manish Z. Kshatriya (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	333,334 (3)	0.39%
Common	William Tafuri (1) 808 Packer St. Reno, Nevada 89431	2,976,667 (4)	3.48%
Common	Timothy N. Unwin (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	1,383,334 (5)	1.63%
Common	Eric R. Klein (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	166,667 (6)	0.20%
Common	James J. Sbrolla (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	166,667 (7)	0.20%
Common	W. Thomas Hodgson (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	1,483,334 (8)	1.74%
Common Common

BG Capital Group, Ltd.

Lauriston House

Lower Collymore Rock Dr.

P.O. Box 1132

Bridgetown, Barbados 11000

Outlook Investments, Inc.

Edificio 5, Suite 1A

Calle Eusebio A. Morales

El Cangrejo, Panama City, Panama

		21,583,301 (9) 7,735,652 (10)	25.47% 9.13%

Common	Robert Genovese #5 Mir Mar Villas Nassau, Bahamas	29,968,953 (11)	35.37%
Common	All Directors, Executive Officers, or Significant Employee as a Group (6 in number)	9,393,336	10.77%

(1) Director, Officer or Significant Employee of Company

(2) Included in this number, are (i) 2,550,000 shares owned directly by Mr. Browne, and (ii) 333,334option shares.  Mr. Browne may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(3) Included in this number are 333,334 option shares because Mr. Kshatriya may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(4) Included in this number, are (i) 2,110,000 shares owned directly by Mr. Tafuri, and (ii) 866,667 option shares.  Mr. Tafuri may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

 (5) Included in this number, are (i) 1,050,000 shares owned directly by Mr. Unwin, and (ii) 333,334 option shares.  Mr. Unwin may be deemed to be the beneficial owner of these shares because he holds the right to acquire the option shares within 60 days through the exercise of the options.

(6) Included in this number are 166,667 option shares because Mr. Klein may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(7) Included in this number are 166,667 option shares because Mr. Sbrolla may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(8) Included in this number, are (i) 500,000 shares owned directly; (ii) 650,000 owned indirectly by Mr. Hodgson, through Greenbrook Capital Partners Inc., and (iii) 333,334 option shares.  Mr. Hodgson may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options. Greenbrook Capital Partners Inc. is a private Ontario, Canada company based in Toronto, Ontario.  W. Thomas Hodgson, officer of Greenbrook Capital Partners Inc., makes decisions as to the voting and disposition of securities owned by Greenbrook Capital Partners Inc.

 (9) BG Capital Group Ltd. is a private Panamanian company based in Panama.  Robert Genovese, officer of BG Capital Group Ltd., makes decisions as to the voting and disposition of the securities.

(10) Outlook Investments Inc. is a private Panamanian company based in Panama.  Robert Genovese, officer of BG Capital Group Ltd., makes decisions as to the voting and disposition of the securities.

(11) This number includes 21,583,301 shares owned by BG Capital Group Ltd., 7,735,652 shares owned by Outlook Investments, Inc., and, 650,000 shares owned by Look Back Investments Inc.  Mr. Genovese makes investment decisions for Look Back Investments, Inc., Outlook Investments, Inc., and BG Capital Group, Ltd., and may be deemed to be the beneficial owner of shares registered in the name of these entities.

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

The key terms of the Loan are as follows:

•

a total amount of up to $1,210,000 is being advanced to Liberty, of which $100,000 was previously advanced by way of promissory notes subsequent to the signing of a letter of intent relating to the Loan, which promissory notes are superseded by the Loan.  Upon closing of the Loan on November 14, 2013 (the “Closing Date”), $202,500 was advanced to the Company, and a further $302,500 was advanced on each of December 31, 2013, March 31, 2014, and June 30, 2014;

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

The lender pursuant to the Loan is BG Capital Group Ltd. (“BG”).  Effective the Closing Date, BG and certain of its related parties owned 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each such warrant entitling BG to acquire one common share of Liberty for US$0.65 until December 31, 2013 (the “Warrants”). As a condition of the Loan, BG consented to the termination of the Warrants for no further consideration.  Accordingly, following the closing of the loan facility transaction, BG owned, directly and indirectly, 8,609,853 shares representing approximately 10.3% of the Company’s 83,991,945 issued and outstanding common shares on the Closing Date.  Other than pursuant to the Loan, the Company does not have any contractual or other relationship with BG.  As at June 30, 2014, based on information that is available to the Company, BG and its affiliates, together, held of record or beneficially a total of 29,968,953 common shares of the Company.

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

Director Independence

The Company’s common stock is currently traded on the Grey Market, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these standards, the Company’s board of directors has determined that Timothy N. Unwin,

W. Thomas Hodgson, Eric R. Klein, and James J. Sbrolla are “independent” directors of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

On July 14, 2014, the Company received notice from the firm of Morrill & Associates, LLC, 1448 North 2000 West, Suite 3, Clinton, Utah 84015, (“Morrill”), that as a result of its merger with another public accounting firm, which is not registered with the Canadian Public Accountability Board, it had resigned as the principal independent accountant to audit the Company’s financial statements for the fiscal year ending June 30, 2014.  Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s new independent audit firm.

Morrill & Associates served as the Company’s independent registered public accounting firm for the year ended June 30, 2013.  Principal accounting fees for professional services rendered for the Company by Morrill & Associates for the year ended June 30, 2014 were $8,590 and for the year ended June 30, 2013 were $27,385, and are summarized and included in the following table.

MNP, LLP, Chartered Professional Accountants, 701 Evans Avenue, Toronto, ON M9C 1A3, served as the Company’s independent registered public accounting firm for the year ended June 30, 2014, and is expected to serve in that capacity for the ensuing year.  Principal accounting fees for professional services rendered for the Company by MNP, LLP for the year ended June 30, 2014 were $20,000 and are summarized and included in the following table:

	2014	2013
Audit	$28,590	$27,385
Audit related	$0	$0
Tax	$0	$0
All other	$0	$0
Total	$28,590	$27,385

Audit Related Fees

(2)

Neither Morrill & Associates or MNP, LLP billed the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2014 and 2013.

Tax Fees

(3)

The aggregate fees billed by Morrill & Associates and MNP, LLP for tax compliance, advice and planning were $0.00 for the fiscal years ended June 30, 2014 and 2013.

All Other Fees

 (4)

Neither Morrill & Associates or MNP, LLP billed the Company for any products and services other than the foregoing during the fiscal years ended 2014 and 2013.

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
10.19

Loan Agreement dated November 14, 2013, by and between BG Capital Group Ltd. and Liberty Silver Corp., and Promissory Note dated November 14, 2013, as Scheduled A thereto (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.20

Security Agreement dated November 14, 2013, by and between BG Capital Group Ltd. and Liberty Silver Corp. (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on November 15, 2013)

10.21	Employment Agreement dated January 16, 2012, by and between Liberty Silver Corp. and Manish Z. Kshatriya.*
23.1	Consent of Morrill and Associates, LLC, Certified Public Accountants*
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	SCH XBRL Schema Document *
101	INS XBRL Instance Document *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101	LAB XBRL Taxonomy Extension Label Linkbase Document *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 29, 2014	By:	/s/ R. Geoffrey Browne
		Name:	R. Geoffrey Browne
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	September 29, 2014	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 29, 2014	By:	/s/ W. Thomas Hodgson
		Name:	W. Thomas Hodgson
		Title:	Director

Date:	September 29, 2014	By:	/s/ Timothy N. Unwin
		Name:	Timothy N. Unwin
		Title:	Director

Date:	September 29, 2014	By:	/s/ Eric R. Klein
		Name:	Eric R. Klein
		Title:	Director

Date:	September 29, 2014	By:	/s/ James J. Sbrolla
		Name:	James J. Sbrolla
		Title:	Director