Form 10-Q
period 2014-09-30
LIBERTY SILVER CORP
filed 2014-11-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014 the Issuer had 185,139,574 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2014, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Interim Unaudited Financial Statements	8-14

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	September 30, 2014	June 30, 2014
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	45,057	320,309
Deposit	10,296	10,467
Other	18,371	9,618
Prepaid	132,692	119,112
Total current assets	206,416	459,506

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(19,843)	(18,106)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,565,629	2,567,366

Total assets	2,772,045	3,026,872

LIABILITIES

Current liabilities
Accounts payable	1,086,667	1,123,339
Accrued liabilities	235,379	421,570
Interest payable	33,548	-
Promissory note payable	25,000	-
Loan payable	1,210,000	1,210,000
Total current liabilities	2,590,594	2,754,909

Total liabilities	2,590,594	2,754,909

Commitments and contingencies (note 7)	-	-

Subsequent event (note 8)

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
85,247,278 and 84,723,945 common shares issued and outstanding, respectively	85,247	84,724
Additional paid-in-capital	12,294,297	11,987,079
Deficit accumulated during the exploration stage	(12,198,093)	(11,799,840)
Total shareholders’ equity	181,451	271,963

Total liabilities and shareholders’ equity	2,772,045	3,026,872

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)
	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	September 30, 2014
	$	$	$

Revenue	-	-	-

Operating expenses
Operation and administration	193,491	304,822	6,914,774
Exploration	9,462	25,510	2,048,349
Legal and accounting	169,028	64,341	1,983,508
Consulting	-	30,000	1,202,416
Impairment of mining interests	-	-	11,800
Total operating expenses	371,981	424,673	12,160,847

Loss from operations	(371,981)	(424,673)	(12,160,847)

Other income or gain (expense or loss)
Gain (loss) on foreign exchange	7,276	(12,748)	42,069
Interest income	-	-	1,220
Interest expense	(33,548)	(389)	(80,535)
Total other income or gain (expense or loss)	(26,272)	(13,137)	(37,246)

Loss before income tax	(398,253)	(437,810)	(12,198,093)
Provision for income taxes	-	-	-

Net loss and comprehensive loss	(398,253)	(437,810)	(12,198,093)
Loss per common share – basic and fully diluted	(0.00)	(0.01)
Weighted average common shares	84,454,211	83,991,945

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	September 30, 2014
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(398,253)	(437,810)	(12,198,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Stock based compensation	46,075	139,682	2,915,379
Shares issued to settle contractual obligation	-	-	416,000
Shares issued for services	261,666	-	597,666
Depreciation expense	1,737	1,737	19,843

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(13,580)	12,024	(132,692)
(Increase) decrease in deposit	171	(152)	(10,296)
(Increase) decrease in other assets	(8,753)	15,608	(18,371)
(Decrease) increase in accounts payable	(36,672)	163,193	1,086,667
(Decrease) increase in accrued liabilities	(186,191)	79,524	235,379
Increase in interest payable	33,548	-	33,548
Net cash used in operating activities	(300,252)	(26,194)	(6,932,146)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	-	(13,192)	(490,740)
Net cash used in investing activities	-	(13,192)	(525,472)

Cash flows from financing activities
Proceeds from related party note	-	30,027	150,000
Proceeds from loan payable	25,000	-	1,235,000
Proceeds from issuance of common stock	-	-	6,345,684
Issue costs	-	-	(228,009)
Net cash provided by financing activities	25,000	30,027	7,502,675

(Decrease) increase in cash and cash equivalents	(275,252)	(9,359)	45,057
Cash and cash equivalents, beginning of period	320,309	23,925	-

Cash and cash equivalents, end of period	45,057	14,566	45,057

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
	For the Three Months Ended September 30,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	September 30, 2014
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	-	389	51,869
Income tax	-	-	-

Non-cash investing and financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	-	2,060,000

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Three Months Ended September 30, 2014

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2014.  The interim results for the period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $12,198,093 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management is considering various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the capital markets and debt financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company has recently completed a financing, as described in Note 8 – Subsequent Event.

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

During the interim period ended September 30, 2013, the Company had incurred approximately $147,894 in exploration expenditures, which were reported under various line items on the statement of operations.

During the interim period ended September 30, 2014, the Company had incurred approximately $116,545 in exploration expenditures, which were reported under various line items on the statement of operations.

Note 4 – Loan Payable

On November 14, 2013, the Company announced the closing of a $1,210,000 Loan facility (the “Loan”).  The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

The key terms of the Loan are as follows:

•

a total amount of up to $1,210,000 is being advanced to Liberty, of which $100,000 was previously advanced by way of promissory notes subsequent to the signing of a letter of intent relating to the Loan, which promissory notes are superseded by the Loan.  Upon closing of the Loan on November 14, 2013 (the “Closing Date”), $202,500 was advanced to the Company, and a further $302,500 was advanced on each of December 31, 2013 and on March 31, 2014, and June 30, 2014;

•

the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the Closing Date (the “Maturity Date”). The Company has the option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•

the Loan is secured by a charge on all of the assets of the Company; and

•

subject to Toronto Stock Exchange approval, if Liberty completes an arm’s length equity financing of US$500,000 or more at a price of not less than US$0.50 per common share of Liberty (each, a “Share”), Liberty may require BGCG to convert the outstanding principal and interest amount of the Loan into equity of Liberty on the same terms and conditions as the equity financing.

The lender pursuant to the Loan is BG Capital Group Ltd. (“BGCG”).  Effective the Closing Date, BGCG and certain of its related parties owned 8,609,853 common shares of Liberty and 6,500,000 common share purchase warrants, with each such warrant entitling BGCG to acquire one common share of Liberty for US$0.65 until December 31, 2013 (the “Warrants”). As a condition of the Loan, BGCG consented to the termination of the Warrants for no further consideration.  Accordingly, following the closing of the loan facility transaction, BGCG owned, directly and indirectly, 8,609,853 shares representing approximately 10.3% of the Company’s 83,991,945 issued and outstanding common shares on the Closing Date.

Note 5 – Promissory Note

On September 29, 2014, the Company entered into a non-binding term sheet for a total of $1,250,000 debt financing (the “New Loan”) subject to a number of conditions.  The New Loan provides for an Initial Advance of  $25,000.   Except for the terms and conditions regarding the Initial Advance of $25,000, the letter of intent was non-binding.

The Initial Advance of $25,000 was evidenced by an unsecured promissory note bearing interest at 11% per annum.  As further described in Note 8 – Subsequent Event, the unsecured promissory note was superseded on October 17, 2014 when definitive documentation was entered into and the outstanding amount thereunder was included as part of the New Loan indebtedness.  In the event definitive documentation was not entered into, the $25,000 would have been repaid pursuant to the terms of the promissory note.

Note 6 – Capital Stock and Warrants

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

On September 30, 2014, the Company issued 523,333 common shares to employees of the Company, at a deemed price of $0.50 per share, in settlement of arrears compensation obligations of $261,666.

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

On November 13, 2013, and as described in Note 4 – Loan Payable, 6,500,000 common share purchase warrants were terminated as a condition of the Loan with BGCG.  The warrants were originally issued pursuant to a private placement offering of Subscription Receipts, which Subscription Receipts were converted in to Units, without additional consideration, effective December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $0.65 per common share.

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

As at September 30, 2014, the aggregate weighted average intrinsic value of warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $0.75

Stock Options

Effective December 19, 2013, 3,900,000 vested stock options were cancelled, and 150,000 non-vested stock options were forfeited.  Further, the Company granted 200,000 stock options at an exercise price of $0.10 each.

Effective December 21, 2013, 300,000 vested stock options had expired.

On April 8, 2014, the Company granted a total of 5,000,000 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.10 per share and for a term of 5 years.

Stock based compensation expense, resulting from the vesting of stock options, for the three months ended September 30, 2014 was $46,075 (2013 - $139,682).  The expense was calculated using the Black-Scholes valuation model.

Note 7 – Commitments and Contingencies

Effective November 1, 2011, and terminating on April 28, 2016, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months.  The Company has its head office at these premises, which is approximately 1,400 square feet.  The annual base rent commitment for the Toronto head office space is CAD $48,084.

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

As at September 30, 2014, the Company had a commitment, for the above noted leases, of USD $86,341 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
June 30, 2015	$40,070
June 30, 2016 and thereafter	$0

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

Note 8 – Subsequent Event

On October 17, 2014, the Company entered into an amended and restated agreement (“Amended Loan Agreement”) in relation to an existing US$1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of US$1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company. Under the terms of the Amended Loan Agreement, the Company also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being US$1,248,653.70 (the “Debt”), into 99,892,296 common shares of the Company (“Common Shares”) at a deemed issue price of US$0.0125 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to US$1,250,000 of new credit facilities, of which US$25,000 had been previously advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of US$350,000. The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

The key terms of the Loan are as follows:

•

a total amount of up to US$1,250,000 is being advanced to Liberty, of which US$25,000 was previously advanced by way of promissory notes subsequent to the signing of the letter of intent relating to the New Loan (which promissory note is superseded by the New Loan), US$325,000 was advanced upon closing of the New Loan on October 17, 2014 (the “Closing Date”), US$150,000 to be advanced on any date that is mutually agreeable between BGCG and the Company, between the Closing Date and November 30, 2014, or failing such agreement, on November 30, 2014, US$250,000 on December 31, 2014, US$250,000 on March 31, 2015, and US$250,000 on June 30, 2015;

•

the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the Closing Date (the “Maturity Date”). The Company has the option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•

the New Loan is secured by a charge on all of the assets of the Company; and

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of US$0.0125 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The lender pursuant to the New Loan is BGCG. BGCG and certain of its related parties own, directly and indirectly, 129,861,249 Common Shares, representing approximately 70.1% of the Company’s 185,139,574 issued and outstanding Common Shares on the date of closing.

The Company has evaluated subsequent events for the interim period ended September 30, 2014 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Employees

The Company currently has seven employees: R. Geoffrey Browne, the President and Chief Executive Officer and a Director of the Board; Manish Z. Kshatriya, the Executive Vice President and Chief Financial Officer; William Tafuri, the Project Manager for the Trinity Project; and, four independent directors serving on the Company’s board of directors.

PROPERTIES

Office Space

The Company has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The telephone number is: 647-749-4916. The monthly base rent is CDN $4,007 (approximately US $4,000). The term of the lease is for fifty-four months and terminates on April 28, 2016.

The Company has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The phone number there is: 775-352-9375.  The monthly base rent is USD $2,552 plus Common Area Reimbursement of USD $370 and Property Tax of USD $250. The term of the lease is for twenty-four months and terminates on January 31, 2015.

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
Vya
Alturas
Orovada
Henry
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
Sierra NF
Yosemite NP
Inyo NF
El Dorado NF
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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses.   These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

Subsequent Event

On October 17, 2014, Liberty Silver Corp. (the “Company” or “Liberty”) entered into an amended and restated agreement (“Amended Loan Agreement”) in relation to an existing US$1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of US$1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company. Under the terms of the Amended Loan Agreement, the Company also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being US$1,248,653.70 (the “Debt”), into 99,892,296 common shares of the Company (“Common Shares”) at a deemed issue price of US$0.0125 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to US$1,250,000 of new credit facilities, of which US$25,000 had been previously advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of US$350,000. The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

The key terms of the Loan are as follows:

•

a total amount of up to US$1,250,000 is being advanced to Liberty, of which US$25,000 was previously advanced by way of promissory notes subsequent to the signing of the letter of intent relating to the New Loan (which promissory note is superseded by the New Loan), US$325,000 was advanced upon closing of the New Loan on October 17, 2014 (the “Closing Date”), US$150,000 to be advanced on any date that is mutually agreeable between BGCG and the Company, between the Closing Date and November 30, 2014, or failing such agreement, on November 30, 2014, US$250,000 on December 31, 2014, US$250,000 on March 31, 2015, and US$250,000 on June 30, 2015;

•

the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the Closing Date (the “Maturity Date”). The Company has the option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•

the New Loan is secured by a charge on all of the assets of the Company; and

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of US$0.0125 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The lender pursuant to the New Loan is BGCG. BGCG and certain of its related parties own, directly and indirectly, 129,861,249 Common Shares, representing approximately 70.1% of the Company’s 185,139,574 issued and outstanding Common Shares on the date of closing.

The Company has evaluated subsequent events for the interim period ended September 30, 2014 through the date that the financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

During the three-month periods ended September 30, 2014 and 2013, the Company generated no revenue.

Operating expenses

During the three month period ended September 30, 2014, the Company reported total operating expenses of $371,981 compared to $424,673 during the three month period ended September 30, 2013, a decrease of $52,692, or approximately 12%.  The net decrease in total operating expenses is comprised of: a decrease of $111,331 in operation and administration expenses; a decrease of $30,000 in consulting expenses; and, a decrease of $16,048 in exploration expense.  The decrease in these expenses was partially offset by an increase of $104,687 in legal and accounting expense.

Legal and accounting expense increased by $104,687 to $169,028 during the period ended September 30, 2014, compared to a legal and accounting expense of $64,341 reported during the period ended September 30, 2013.  The increase during the current period is primarily due to increased legal fees incurred in connection with a Class Complaint against the Company, which the Company is currently defending against.

Operation and administration expense decreased by $111,331 to $193,491 during the period ended September 30, 2014, compared to an expense of $304,822 reported during the period ended September 30, 2013.  The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased during by $93,607; investor relations expense decreased by $20,185; and, salaries and wages decreased by $20,060.  These various examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by certain notable expenses that increased during the current period as follows: directors’ and officers’ insurance expense increased by $22,188 and public company expenses increased by $4,540.

Consulting expense decreased by $30,000 to $0 during the period ended September 30, 2014, as there were no consultants engaged for special projects during the current period.

Exploration expense decreased by $16,048 to $9,462 during the period ended September 30, 2014, as compared to an expense of $25,510 reported during the period ended September 30, 2013.  During the period ended September 30, 2014, the Company was again not engaged in a field exploration program, however it incurred relatively less expenses in connection with the planning of expected field work, which the Company plans to undertake during the current fiscal year.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the interim period ended September 30, 2014, the Company incurred a total of $116,545 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $147,894 during the interim period ended September 30, 2013.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $398,253 for the three months ended September 30, 2014, compared to a net loss and comprehensive loss of $437,810, for the three months ended September 30, 2013, a change of $39,557 or approximately 9%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period.  These net decreases were partially offset by the increase in interest expense.

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

On October 17, 2014, the Company entered into an amended and restated agreement (“Amended Loan Agreement”) in relation to an existing US$1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013, as described below. Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of US$1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company.  Under the terms of the Amended Loan Agreement, the Company also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being US$1,248,653.70 (the “Debt”), into 99,892,296 common shares of the Company (“Common Shares”) at a deemed issue price of US$0.0125 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to US$1,250,000 of new credit facilities, of which US$25,000 had been previously advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of US$350,000.  The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

The key terms of the Loan are more fully described in the notes to the financial statements.

On November 14, 2013, the Company closed a $1,210,000 loan facility with BGCG.  The loan bears interest at the rate of 11% per annum for the first twelve months.  The Company may extend the one-year term of the loan for an additional six months at the rate of 15% per annum during the extended term.  The loan is secured by a charge on all of the Company’s assets.  Subject to regulatory approval, the Company may cause the lender to convert the outstanding debt to common shares of the Company, should the Company complete an arm’s length equity financing of $500,000 or more, at a price of not less than $0.50 per common share. The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

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

On September 30, 2014, the Company issued 523,333 common shares to employees of the Company, at a deemed price of $0.50 per share, in settlement of arrears compensation obligations of $261,666.

As at the filing date of this Form 10-Q, there were 6,700,000 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $1,645,000, however the exercise prices of these stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 200,000 warrants outstanding, which may be exercised for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

As noted in the Subsequent Event Note set forth above, subsequent to the end of the period covered by this Form 10-Q, on October 17, 2014, the Company entered into an Amended Loan Agreement with BG Capital Group Ltd. Pursuant to which BG Capital Group Ltd. has made available to the Company a committed non-revolving term credit facility in the principal amount of US$1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company. The New Loan consists of up to US$1,250,000 of new credit facilities, of which US$25,000 had been previously advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of US$350,000. The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

Current Assets and Total Assets

As of September 30, 2014, the unaudited balance sheet reflects that the Company had: i) total current assets of $206,416, compared to total current assets of $459,506 at June 30, 2014, a decrease of $253,090, or approximately 55%; and ii) total assets of $2,772,045, as compared to total assets of $3,026,872 at June 30, 2014, a decrease of $254,827, or approximately 8%.  The decrease in current and total assets was primarily due to cash used in operations, partially offset by the proceeds from an unsecured promissory note.

Total Current Liabilities and Total Liabilities

As of September 30, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $2,590,594, compared to total current liabilities and total liabilities of $2,754,909 at June 30, 2014, a decrease of $164,315 or approximately 6%.  The decrease in current and total liabilities was due to a total decrease of $222,863 in accounts payable, and accrued liabilities, which decrease was partially offset by an increase in interest payable on the loan facility and an increase in proceeds from an unsecured promissory note.

Cash Flow – for the interim periods ended September 30, 2014 and 2013

During the three months ended September 30, 2014 cash was primarily used to fund operations.  The Company reported a net decrease in cash of $275,252 during the three months ended September 30, 2014 compared to a net decrease in cash of $9,359 for the three months ended September 30, 2013.  The following provides additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2014 $	2013 $

Net cash used in operating activities	(300,252)	(26,194)
Net cash used in investing activities	-	(13,192)
Net cash provided by financing activities	25,000	30,027

Net Change in Cash	(275,252)	(9,359)

During the three months ended September 30, 2014, net cash used in operating activities was $300,252, compared to net cash used in operating activities of $26,194 during the three months ended September 30, 2013.  The increase in net cash used in operating activities of $274,058 is due to the effects of the net changes in working capital items, which resulted in an increase to cash outflow by $211,477 during the three months ended September 30, 2014, compared to net changes in working capital items, which resulted in a decrease to cash outflow of $270,197 during the comparative period.  The net changes in working capital items, which together resulted in the increased amount of cash used for operating activities, were partially offset by non-cash items of $309,478 reported during the three months ended September 30, 2014 compared to non-cash items of $141,419 being reported during the comparative period; and, a net loss and comprehensive loss of $398,253 during the three months ended September 30, 2014, compared to a net loss and comprehensive loss of $437,810 in the comparative period, and These items,. .

During the three months ended September 30, 2014, cash used for investing activities was $0 compared to three months ended September 30, 2013 when cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests.

During the three months ended September 30, 2014, net cash provided by financing activities was $25,000, compared to net cash provided by financing activities of $30,027 during the three months ended September 30, 2013.  During the current period, the Company received $25,000 pursuant to an unsecured promissory note in advance of the closing of a New Loan, as described in the Subsequent Event note of the financial statements, compared to $30,027 received during the comparative period, when the Company had borrowed $30,027 against a $50,000 unsecured promissory note.

Going Concern

These interim unaudited financial statement filings have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in due course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.  The going concern assumption is discussed in Note 1 – Basis of Presentation and Going Concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As disclosed on Form 8-K filed by the Company with the Securities and Exchange Commission on October 20, 2014, on October 17, 2014, the Company issued 99,892,296 common shares of the Company (the “Shares”) at a deemed issue price of US$0.0125 per common share to BG Capital Group Ltd. (“BGCG”), in full satisfaction of the outstanding, aggregate total sum of the principal amount together with all accrued and unpaid interest thereon, being US$1,248,653.70 which was due and owing to BGCG under an existing credit facility.  Following the issuance of the Shares, BGCG and certain of its related parties now own, directly and indirectly, 129,861,249 common shares, representing approximately 70.1% of the Company’s 185,139,574 issued and outstanding common shares. There were no underwriting discounts or commissions paid with respect to the issuance of the Shares.  The Shares were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933.

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

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Executive Vice President & Chief Financial Officer

Date:  November 13, 2014

By: /s/   R. Geoffrey Browne

R. Geoffrey Browne, President & Chief Executive Officer

Date:  November 13, 2014