Form 10-Q
period 2014-12-31
LIBERTY SILVER CORP
filed 2015-02-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 13, 2014 the Issuer had 12,354,010 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2014

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Interim Unaudited Financial Statements	8-13

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	December 31, 2014	June 30, 2014
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	372,105	320,309
Deposit	10,017	10,467
Other	5,450	9,618
Prepaid expenses	150,326	119,112
Total current assets	537,898	459,506

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(21,580)	(18,106)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,563,892	2,567,366

Total assets	3,101,790	3,026,872

LIABILITIES

Current liabilities
Accounts payable	987,987	1,123,339
Accrued liabilities	64,458	421,570
Interest payable	8,928	-
Convertible loan payable	750,000	1,210,000
Total current liabilities	1,811,373	2,754,909

Total liabilities	1,811,373	2,754,909

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,010 and 5,648,263 common shares issued and outstanding, respectively (note 7)	12,354	5,648
Additional paid-in-capital	13,730,116	12,066,155
Deficit accumulated during the exploration stage	(12,452,053)	(11,799,840)
Total shareholders’ equity	1,290,417	271,963

Total liabilities and shareholders’ equity	3,101,790	3,026,872

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)
	For the Three Months Ended December 31,		For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	2014	2013	December 31, 2014
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses
Operation and administration	149,000	1,197,249	342,586	1,502,071	7,063,869
Exploration	108,446	14,551	117,908	40,061	2,156,795
Legal and accounting	(4,209)	141,307	164,819	205,648	1,979,299
Consulting	-	-	-	30,000	1,202,416
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	253,237	1,353,107	625,313	1,777,780	12,414,179

Loss from operations	(253,237)	(1,353,107)	(625,313)	(1,777,780)	(12,414,179)

Other income or gain (expense or loss)
Gain (loss) foreign exchange	13,405	26,746	20,681	13,997	55,474
Interest income	-	-	-	-	1,220
Interest expense	(14,033)	(4,493)	(47,581)	(4,881)	(94,568)
Total other income or gain (expense or loss)	(628)	22,253	(26,900)	9,116	(37,847)

Loss before income tax	(253,865)	(1,330,854)	(652,213)	(1,768,664)	(12,452,053)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	(253,865)	(1,330,854)	(652,213)	(1,768,664)	(12,452,053)
Loss per common share – basic and fully diluted	(0.02)	(0.24)	(0.08)	(0.32)
Weighted average common shares	11,125,434	5,596,461	8,401,652	5,596,461

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	December 31, 2014
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(652,213)	(1,768,664)	(12,452,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Stock based compensation	115,747	1,082,980	2,985,051
Shares issued to settle contractual obligations	38,654	-	454,654
Shares issued for services	346,666	-	682,666
Depreciation expense	3,474	3,474	21,580

Changes in operating assets and liabilities:
(Increase) decrease in deposit	450	116	(10,017)
(Increase) decrease in other assets	4,168	20,111	(5,450)
(Increase) decrease in prepaid expenses	(31,214)	(95,314)	(150,326)
Increase (decrease) in accounts payable	(135,352)	300,698	987,987
Increase (decrease) in accrued liabilities	(357,112)	155,413	64,458
Increase in interest payable	8,928	4,963	8,928
Net cash used in operating activities	(657,804)	(296,223)	(7,289,698)

Cash flows from investing activities
Acquisition of furniture and equipment	-	-	(34,732)
Acquisition of mining interests	-	(13,192)	(490,740)
Net cash used in investing activities	-	(13,192)	(525,472)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from loan payable	750,000	605,000	1,960,000
Proceeds from issuance of common stock	-	-	6,345,684
Issue costs	(40,400)	-	(268,409)
Net cash provided by financing activities	709,600	605,000	8,187,275

Increase in cash and cash equivalents	51,796	295,585	372,105
Cash and cash equivalents, beginning of period	320,309	23,925	-

Cash and cash equivalents, end of period	372,105	319,510	372,105

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
	For the Six Months Ended December 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2014	2013	December 31, 2014
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	-	4,881	51,869
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	-	2,060,000
Common stock issued to settle loan payable	1,210,000	-	1,210,000

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2014

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2014.  The interim results for the period ended December 31, 2014 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $12,452,053 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

During the interim period ended December 31, 2013, the Company had incurred approximately $277,532 in exploration expenditures, which were reported under various line items on the statement of operations.

During the interim period ended December 31, 2014, the Company had incurred approximately $227,626 in exploration expenditures, which were reported under various line items on the statement of operations.

Note 4 – Convertible Loan Payable

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”).  Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company.  The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,653.70 (the “Debt”), into 99,892,296 common shares of the Company (“Common Shares”) at a price of $0.0125 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.  The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

The key terms of the New Loan are as follows:

•

a total amount of up to $1,250,000 is being advanced to Liberty, of which $25,000 was previously advanced by way of promissory notes subsequent to the signing of the letter of intent relating to the New Loan (which promissory note is superseded by the New Loan), $325,000 was advanced upon closing of the New Loan (the “Closing Date”), $150,000 to be advanced on any date that is mutually agreeable between BGCG and the Company, between the Closing Date and November 30, 2014, or failing such agreement, on November 30, 2014, $250,000 on December 31, 2014, $250,000 on March 31, 2015, and $250,000 on June 30, 2015;

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

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.0125 per Common Share.  The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time.  To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $750,000.   The effective interest rate on the liability component of the convertible loan is 11%.

The lender pursuant to the New Loan is BGCG.  Immediately following the Closing Date, BGCG and certain of its related parties owned, directly and indirectly, 129,861,249 Common Shares, which represented approximately 70.1% of the Company’s 185,309,575 issued and outstanding Common Shares on the Closing Date.  Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

Note 5 – Capital Stock and Warrants

As discussed in Note 7, on January 30, 2015, subsequent to the end of the period, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares.  The number of authorized shares was not reduced as a result of this share consolidation.  Except as specifically stated herein, all references in this report to the number of shares, options and/or warrants issued and outstanding, and to the exercise prices of outstanding options and warrants, are to pre-consolidation amounts.

Authorized

The total authorized capital is as follows:

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 732,000 common shares, including 382,000 common shares at a price of $0.50 per share and 350,000 common shares at a price of $0.10 per share.

On September 30, 2014, the Company issued 523,333 common shares to employees of the Company, at a price of $0.50 per share, in settlement of arrears compensation obligations of $261,666.

On October 17, 2014, the Company issued 99,892,296 common shares, at a price of $0.0125 per share, in settlement of a secured loan facility, which included any unpaid and accrued interest, totaling $1,248,654.  In conjunction with the issuance of these common shares, the Company incurred $40,400 in share issuance costs.

On December 31, 2014, the Company issued 170,000 common shares to employees of the Company, at a price of $0.50 per share, in settlement of arrears compensation obligations of $85,000.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Warrants

On November 13, 2013, 6,500,000 common share purchase warrants were terminated as a condition of the Loan with BGCG.  The warrants were originally issued pursuant to a private placement offering of Subscription Receipts, which Subscription Receipts were converted in to Units, without additional consideration, effective December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $0.65 per common share.

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

As at December 31, 2014, the aggregate weighted average intrinsic value of the 200,000 warrants that are outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $0.75.

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

On November 14, 2014, the vested and non-vested portion of the 6,000,000 stock options granted to purchase common shares by directors, officers and employees were cancelled or forfeited.

Stock based compensation expense, resulting from the vesting of stock options, for the six months ended December 31, 2014 was $115,747 (2013 - $1,082,980).  Stock based compensation expense for the three months ended December 31, 2014 was $69,672 (2013 - $943,298).  The expense was calculated using the Black-Scholes valuation model.

As at December 31, 2014 there were 700,000 stock options outstanding, exercisable at $0.75 per share, and expiring on April 19, 2016.

Note 6 – Commitments and Contingencies

Effective November 1, 2011, and terminating on April 28, 2016, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months.  The Company has its head office at these premises, which is approximately 1,400 square feet.  The annual base rent commitment for the Toronto head office space is $41,457 (CAD $48,094).

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months, and terminating on January 31, 2013.  The lease agreement was amended such that the term was extended for a further 24 months, and terminating on January 31, 2015, and further amended such that the term was extended for a further 12 months, and terminating on January 31, 2016.  The Company has its field office at these premises, which is approximately 5,500 square feet.  The annual base rent commitment for the Sparks field office space is $30,624 for the period from February 1, 2014 to January 31, 2015, and $30,624 for the period from February 1, 2015 to February 1, 2016.

As at December 31, 2014, the Company had a commitment, for the above noted leases, of $91,004 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
June 30, 2015	$54,964
June 30, 2016 and thereafter	$0

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

On December 8, 2014, the Company had reached a settlement in principle regarding the consolidated securities class action filed in September 2013 in U.S. federal court in the Southern District of Florida pertaining to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.  The settlement, which is subject to final documentation as well as review by the court, provides for a payment of $1 million cash, to be paid by the Company's D&O insurance coverage.  This settlement, without in any way acknowledging any fault or liability, would lead to a full and final dismissal with prejudice of all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to focus its attention on its business and put the matter behind it.  The settlement is subject to approval by the Court.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 7 – Subsequent Event

On January 30, 2015, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares.  The 185,309,574 common shares of the Company outstanding immediately prior to consolidation were reduced to 12,354,010 common shares, as approved by shareholders at the Company’s annual general and special meeting held on December 5, 2014.  No fractional shares are being issued.  Any fractions of a share are to be rounded up to the next whole common share.  A new CUSIP number of 53121P206 replaces the old CUSIP number of 53121P107, to distinguish between the pre- and post-consolidated shares.  In conjunction with this share consolidation, corresponding adjustments were made in the number of options and warrants issued and outstanding, and in the exercise prices of such options and warrants.

For financial accounting purposes, this change to the Company’s capital structure, which took place subsequent to the end of the period, has been given retroactive effect on the balance sheets and the statements of operations.  Except for the foregoing, and except as otherwise specifically stated herein, all references in this report to the number of shares, options and/or warrants issued and outstanding, and to the exercise prices of outstanding options and warrants, are to pre-consolidation amounts.

The Company has evaluated subsequent events for the interim period ended December 31, 2014 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

Employees

The Company currently has five employees: Manish Z. Kshatriya, the President and Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Board; and, four independent directors serving on the Company’s board of directors.

PROPERTIES

Office Space

The Company has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The telephone number is: 647-749-4916. The monthly base rent is approximately $3,354 (CDN $4,007). The term of the lease is for fifty-four months and terminates on April 28, 2016.

The Company has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431.  The phone number there is: 775-352-9375.  The monthly base rent is $2,552 plus Common Area Reimbursement of $400 and Property Tax of $215. The current term of the lease, which has been amended to extend the term, is for twelve months and terminates on January 31, 2016.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and during the interim period ended December 30, 2014, the Company incurred approximately $227,626.   These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated, subject to the availability of financing, that additional exploration work will be needed during 2015, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budgeted cost for this additional drilling is approximately $1,500,000, which the Company currently does not have.  Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock.  The Company expects to be able to complete metallurgical testing with the funds currently available to it.  Once adequate funding is secured, engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.  The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

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

Subsequent Event

On January 30, 2015, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares.  The 185,309,574 common shares of the Company outstanding immediately prior to consolidation were reduced to 12,354,010 common shares, as approved by shareholders at the Company’s annual general and special meeting held on December 5, 2014.  No fractional shares are being issued.  Any fractions of a share are to be rounded up to the next whole common share.  A new CUSIP number of 53121P206 replaces the old CUSIP number of 53121P107, to distinguish between the pre- and post-consolidated shares.

For financial accounting purposes, this change to the Company’s capital structure, which took place subsequent to the end of the period, has been given retroactive effect on the balance sheets and the statements of operations.  Except for the foregoing, and except as otherwise specifically stated herein, all references in this report to the number of shares, options and/or warrants issued and outstanding, and to the exercise prices of outstanding options and warrants, are to pre-consolidation amounts.

The Company has evaluated subsequent events for the interim period ended December 31, 2014 through the date that the financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2014 as compared to the three and six months ended December 31, 2013. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Revenue

During the three-month periods ended December 31, 2014 and 2013, the Company generated no revenue.

Operating expenses

During the three month period ended December 31, 2014, the Company reported total operating expenses of $253,237 compared to $1,353,107 during the three month period ended December 31, 2013, a decrease of $1,099,870, or approximately 81%.  The net decrease in total operating expenses is comprised of: a decrease of $1,048,249 in operation and administration expenses; and, a decrease in legal and accounting of $145,516.  The decrease in these expenses was partially offset by an increase of $93,895 in exploration expense.

Operation and administration expense decreased by $1,048,249 to $149,000 during the period ended December 31, 2014, compared to an expense of $1,197,249 reported during the period ended December 31, 2013.  The net decrease was primarily the result of a decrease in stock based compensation expense, which decreased by $873,626 during the current three month period, compared to the three month period from the prior year.  During both the current and comparative three month periods, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, were expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results in either of the periods, however, if any portion of the non-vested options had been amortized, the amortization was reversed.  During the current three month period ended December 31, 2014, the Company recorded $69,672 of stock based compensation expense as compared to $943,298 during the comparative period.  The significant difference is a result of there being far fewer vested options that were being cancelled during the current period, as opposed to almost all the options that were cancelled during the comparative period being vested.  Investor relations expense decreased by $108,409 when comparing the two periods.  During the current period, the Company was able to negotiate settlements on outstanding investor relation expense obligations and as a result, an expense recovery of $72,332 was recorded, as compared to an expense of $36,077 during the comparative period.  There were other expenses that contributed to the overall decrease in operation and administration expense, which included salaries and public company expenses.  These various examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by some expenses that increased during the current period, such as directors and officers insurance expense, which increased by $18,688, however for the most part, the various expenses comprising the total operation and administration expense had decreased.

Exploration expense increased by $93,895 to $108,446 during the period ended December 31, 2014, as compared to an expense of $14,551 reported during the period ended December 31, 2013.  During the period ended December 31, 2014, the Company commenced the planning work for the anticipated fieldwork program to be conducted during 2015.  During the current period, the Company incurred certain property related expenses, as prescribed in the agreements between the Company and its joint venture partner that were not incurred during the prior period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the interim period ended December 31, 2014, the Company incurred a total of $162,395 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $130,025 during the interim period ended December 31, 2013.

Legal and accounting expense decreased by $145,516 to a reported expense recovery of $4,209 during the current period, compared to a legal and accounting expense of $141,307 reported during the comparative period.  Over the last several reporting periods, the Company has incurred and reported legal fees in connection with a class action lawsuit that has now been reported as settled.  The Company’s insurance underwriters have commenced to reimburse the Company for these legal fees, pursuant to the Company’s directors’ and officers’ insurance policy.  The Company has also recorded expense recoveries in connection with negotiated settlements with law firms for amounts that were outstanding.  During the period, the Company recorded $177,272 in expense recoveries resulting from the reimbursements from the insurance underwriters and $16,590 in expense recoveries relating to the negotiated settlements of past due legal fees.  Without considering the total expense recoveries of $193,862, the Company incurred $189,653 in legal and accounting expense as compared to $141,307 during the comparative period.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $253,865 for the three months ended December 31, 2014, compared to a net loss and comprehensive loss of $1,330,854, for the three months ended December 31, 2013, a change of $1,076,989 or approximately 81%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above, and partially offset by: a decrease in the gain on foreign exchange reported during the current period and an increase in interest expense during the current period.

Results of Operations for the six months ended December 31, 2014 compared to the six months ended December 31, 2013.

Revenue

During the six-month periods ended December 31, 2014 and 2013, the Company generated no revenue.

Operating expenses

During the six month period ended December 31, 2014, the Company reported total operating expenses of $625,313 compared to $1,777,780 during the six month period ended December 31, 2013, a decrease of $1,152,467, or approximately 65%.  The net decrease in total operating expenses is comprised of: a decrease of $1,159,485 in operation and administration expense; a decrease in legal and accounting of $40,829; and a decrease of $30,000 in consulting expense.  The decrease in these expenses was partially offset by an increase of $77,847 in exploration expense.

Operation and administration expense decreased by $1,159,485 to $342,586 during the period ended December 31, 2014, compared to an expense of $1,502,071 reported during the period ended December 31, 2013.  The net decrease was primary the result of a decrease in stock based compensation expense, which decreased by $967,233 during the current six month period, compared to the six month period from the prior year.  During both the current and comparative six month periods, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, were expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results in either of the periods, however, if any portion of the non-vested options had been amortized, the amortization was reversed.  During the current six month period ended December 31, 2014, the Company recorded $115,747 of stock based compensation expense as compared to $1,082,980 during the comparative period.  The significant difference is a result of there being far fewer vested options that were being cancelled during the current period, as opposed to almost all the options that were cancelled during the comparative period being vested.  Investor relations expense decreased by $128,594 when comparing the two periods.  During the current period, the Company was able to negotiate settlements on outstanding investor relation expense obligations and as a result, an expense recovery of $72,332 was recorded, as compared to an expense of $56,262 during the comparative period.  There were other expenses that contributed to the overall decrease in operation and administration expense, which included salaries and public company expenses.  These various examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by some expenses that increased during the current period, such as directors and officers insurance expense, which increased by $40,875, however for the most part, the various expenses comprising the total operation and administration expense had decreased.

Exploration expense increased by $77,847 to $117,908 during the period ended December 31, 2014, as compared to an expense of $40,061 reported during the period ended December 31, 2013.  During the period ended December 31, 2014, the Company commenced the planning work for the anticipated fieldwork program to be conducted during 2015.  During the current period, the Company incurred certain property related expenses, as prescribed in the agreements between the Company and its joint venture partner that were not incurred during the prior period

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the interim period ended December 31, 2014, the Company incurred a total of $227,626 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $277,532 during the interim period ended December 31, 2013.

Legal and accounting expense decreased by $40,829 to $164,819 during the period ended December 31, 2014, compared to a legal and accounting expense of $205,648 reported during the period ended December 31, 2013.  Over the last several reporting periods, the Company has incurred and reported legal fees in connection with a class action lawsuit that has now been reported as settled.  The Company’s insurance underwriters have commenced to reimburse the Company for these legal fees, pursuant to the Company’s directors’ and officers’ insurance policy.  The Company has also recorded expense recoveries in connection with negotiated settlements with law firms for amounts that were past due.  During the period, the Company recorded $177,272 in expense recoveries resulting from the reimbursements from the insurance underwriters and $26,149 in expense recoveries relating to the negotiated settlements of past due legal fees.  Without considering the total expense recoveries $203,421, the Company incurred $368,240 in legal and accounting expense as compared to $205,648 during the comparative period.

The Company reported $0 of consulting expense during the current period, compared to $30,000 during the comparative period.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $652,213 for the six months ended December 31, 2014, compared to a net loss and comprehensive loss of $1,768,664, for the six months ended December 31, 2013, a change of $1,116,451 or approximately 63%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and an increase in the reported gain on foreign exchange period over period.  These changes, which resulted in an overall decrease in net loss and comprehensive loss, were partially offset by the increase in interest expense.

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

On October 17, 2014, the Company entered into an amended and restated agreement (“Amended Loan Agreement”) in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013, as described above. Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company.  Under the terms of the Amended Loan Agreement, the Company also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 99,892,296 common shares of the Company (“Common Shares”) at a price of $0.0125 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been previously advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.  The Company intends to use the funds from the New Loan for drilling, metallurgical work, environmental permitting, surveying and other related exploration expenses pertaining to its Trinity Project as well as land taxes and related fees, and for general working capital purposes.

The key terms of the New Loan are more fully described in the notes to the financial statements.

On December 31, 2014 the Company issued 170,000 common shares to employees of the Company, at a deemed price of

$0.50 per share, in settlement of arrears compensation obligations of $85,000.

As at the filing date of this Form 10-Q, there were 46,667 post-consolidation stock options outstanding, which are exercisable at $11.25 per common share, for gross proceeds of $525,000, however the exercise prices of these stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 13,334 post-consolidation warrants outstanding, which may be exercised at $11.25 per common share, for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of December 31, 2014, the unaudited balance sheet reflects that the Company had: i) total current assets of $537,898, compared to total current assets of $459,506 at June 30, 2014, an increase of $78,392, or approximately 17%; and ii) total assets of $3,101,790, as compared to total assets of $3,026,872 at June 30, 2014, an increase of $74,918, or approximately 2%.  The increase in current and total assets was primarily due to the receipt of proceeds from the new loan facility, partially offset by net cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of December 31, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,811,373, compared to total current liabilities and total liabilities of $2,754,909 at June 30, 2014, a decrease of $943,536 or approximately 34.2%.  The decrease in current and total liabilities was due to: a total decrease of $492,464 in accounts payable and accrued liabilities and a net decrease of $460,000 in loan payable, which was the result of converting an existing loan facility into common shares and replacing it with a new loan facility that had not been drawn to the same extent as the previous loan facility, by the end of the reporting period.  Loan interest increased by $8,928 during the period, which partially offset the overall decrease in liabilities.

Cash Flow – for the interim periods ended December 31, 2014 and 2013

During the six months ended December 31, 2014 cash was primarily used to fund operations.  The Company reported a net increase in cash of $51,797 during the six months ended December 31, 2014 compared to a net increase in cash of $295,585 for the six months ended December 31, 2013.  The following provides additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2014 $	2013 $

Net cash used in operating activities	(657,804)	(296,223)
Net cash used in investing activities	-	(13,192)
Net cash provided by financing activities	709,600	605,000

Net Change in Cash	51,796	295,585

During the six months ended December 31, 2014, net cash used in operating activities was $657,804, compared to net cash used in operating activities of $296,223 during the six months ended December 31, 2013.  The increase in net cash used in operating activities of $361,581 is due to the effects of the net changes in working capital items, which resulted in an increase to cash outflow by $510,132 during the six months ended December 31, 2014, compared to net changes in working capital items, which resulted in a decrease to cash outflow of $385,987 during the comparative period.  Further, during the six months ended December 31, 2014, there was $504,541 in non-cash items being reported, compared to non-cash items of $1,086,454 being reported during the comparative period.  The increase in net cash used in operating activities was partially offset by a net loss and comprehensive loss of $652,213 reported during the six months ended December31, 2014, compared to a net loss and comprehensive loss of $1,768,664 reported in the comparative period.

During the six months ended December 31, 2014, cash used for investing activities was $0, compared to six months ended December 31, 2013 when cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests.

During the six months ended December 31, 2014, net cash provided by financing activities was $709,600, compared to net cash provided by financing activities of $605,000 during the six months ended December 31, 2013.  During the current period, the Company had advanced a total of $750,000 of the $1,250,000 available to it pursuant to the terms of the New Loan.  The gross proceeds were offset by $40,400 in issue costs, resulting in net proceeds of $709,600.  During the comparative period, the Company had advanced a total of $605,000 of the $1,210,000 available to it pursuant to the terms of the previous loan facility.

Going Concern

These interim unaudited financial statement filings have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in due course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.  The going concern assumption is discussed in Note 1 – Basis of Presentation and Going Concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On December 8, 2014, The Company had reached a settlement in principle regarding the consolidated securities class action filed in September 2013 in U.S. federal court in the Southern District of Florida pertaining to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.  The settlement, which is subject to final documentation as well as review by the court, provides for a payment of $1 million cash, to be paid by the Company's D&O insurance coverage.  This settlement, without in any way acknowledging any fault or liability, would lead to a full and final dismissal with prejudice of all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to focus its attention on its business and put the matter behind it.  The settlement is subject to approval by the Court.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2014, the Company issued a total of 170,000 restricted shares to an employee of the Company.  The shares were issued at an agreed upon value of $0.50 per share in settlement of past due compensation obligations.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, President and Chief Executive Officer

Date:  February 13, 2015

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Chief Financial Officer and Secretary

Date:  February 13, 2015