Form 10-Q
period 2015-03-31
LIBERTY SILVER CORP
filed 2015-05-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015 the Issuer had 12,354,010 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2015

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6-7

Notes to Interim Unaudited Financial Statements	8-13

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Balance Sheets
As at,	March 31, 2015	June 30, 2014
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	375,959	320,309
Deposit	9,486	10,467
Other	8,226	9,618
Prepaid	123,079	119,112
Total current assets	516,750	459,506

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(23,316)	(18,106)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,562,156	2,567,366

Total assets	3,078,906	3,026,872

LIABILITIES

Current liabilities
Accounts payable	736,708	1,123,339
Accrued liabilities	46,791	421,570
Interest payable	29,271	-
Convertible loan payable	1,000,000	1,210,000
Total current liabilities	1,812,770	2,754,909

Total liabilities	1,812,770	2,754,909

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,010 and 5,648,263 common shares issued and outstanding, respectively	12,354	5,648
Additional paid-in-capital	13,742,902	12,066,155
Deficit accumulated during the exploration stage	(12,489,120)	(11,799,840)
Total shareholders’ equity	1,266,136	271,963

Total liabilities and shareholders’ equity	3,078,906	3,026,872

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2015	2014	2015	2014	March 31, 2015
	$	$	$	$	$

Revenue	-	-	-	-	-

Operating expenses
Operation and administration	137,308	215,646	479,895	1,677,717	7,201,178
Exploration	10,042	6,738	127,949	46,799	2,166,836
Legal and accounting (recovery)	(106,681)	54,821	58,138	260,469	1,872,618
Consulting	3,000	30,000	3,000	100,000	1,205,416
Impairment of mining interests	-	-	-	-	11,800
Total operating expenses	43,669	307,205	668,982	2,084,985	12,457,848

Loss from operations	(43,669)	(307,205)	(668,982)	(2,084,985)	(12,457,848)

Other income or gain (expense or loss)
Gain (loss) on foreign exchange	26,945	11,870	47,626	25,867	82,419
Interest income	-	-	-	-	1,220
Interest expense	(20,342)	(16,410)	(67,924)	(21,291)	(114,911)
Total other income or gain (expense or loss)	6,603	(4,540)	(20,298)	4,576	(31,272)

Loss before income tax	(37,066)	(311,745)	(689,280)	(2,080,409)	(12,489,120)
Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	(37,066)	(311,745)	(689,280)	(2,080,409)	(12,489,120)
Loss per common share – basic and fully diluted	(0.00)	(0.06)	(0.07)	(0.37)
Weighted average common shares – basic and diluted	12,354,010	5,599,463	9,695,138	5,599,463

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2015	2014	March 31, 2015
	$	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(689,280)	(2,080,409)	(12,489,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Valuation of warrants	-	-	122,824
Valuation of stock options	128,533	1,133,141	2,997,837
Shares issued to settle contractual obligations	38,654	-	454,654
Shares issued for services	346,666	-	682,666
Depreciation expense	5,210	5,210	23,316

Changes in operating assets and liabilities:
Decrease (increase) in deposit	981	355	(9,486)
Decrease (increase) in other assets	1,392	21,401	(8,226)
Increase in prepaid expenses	(3,967)	(77,396)	(123,079)
(Decrease) increase in accounts payable	(386,631)	149,668	736,708
(Decrease) increase in accrued liabilities	(374,779)	229,493	46,791
Increase in interest payable	29,271	-	29,271
Net cash used in operating activities	(903,950)	(618,537)	(7,535,844)

Cash flows from investing activities
Cash used for furniture and equipment	-	-	(34,732)
Cash paid for mining interests	-	(13,192)	(490,740)
Net cash used in investing activities	-	(13,192)	(525,472)

Cash flows from financing activities
Proceeds from related party note	-	-	150,000
Proceeds from loan payable	1,000,000	907,500	2,210,000
Proceeds from issuance of common stock	-	-	6,345,684
Issue costs	(40,400)	-	(268,409)
Net cash from financing activities	959,600	907,500	8,437,275

Increase (decrease) in cash and cash equivalents	55,650	275,771	375,959
Cash and cash equivalents, beginning of period	320,309	23,925	-

Cash and cash equivalents, end of period	375,959	299,696	375,959

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended March 31,		Cumulative during the exploration stage February 20, 2007 (inception) to
	2015	2014	March 31, 2015
	$	$	$

Supplemental Disclosures:

Cash paid for:
Interest	20,342	21,291	72,211
Income tax	-	-	-

Non-cash financing activities:
Common stock issued to settle related party note	-	-	150,000
Common stock issued to acquire mining interests	-	-	2,060,000
Common stock issued to settle loan payable	1,248,653	-	1,248,653
Common stock issued to settle accounts payable	346,666	-	346,666

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2015

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows.  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2014.  The interim results for the period ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $12,489,120 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management considers various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.  These unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 30, 2015, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares. The number of authorized shares was not reduced as a result of this share consolidation.  The 185,309,574 common shares of the Company outstanding immediately prior to consolidation were reduced to 12,354,010 common shares, as approved by shareholders at the Company’s annual general and special meeting held on December 5, 2014.  No fractional shares were issued.  Any fractions of a share were rounded up to the next whole common share.  A new CUSIP number of 53121P206 replaced the old CUSIP number of 53121P107, to distinguish between the pre- and post-consolidated shares.  In conjunction with this share consolidation, corresponding adjustments were made in the number of options and warrants issued and outstanding, and in the exercise prices of such options and warrants.  All outstanding common shares and per share amounts contained in the interim financial statements and related notes have been retroactively adjusted to reflect this share consolidation for all periods presented.

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

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future.  Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2015 is to conduct additional mineral exploration activities at the Trinity Silver property, which plan will extend into the fiscal year ending June 30, 2016.  Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine.  Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”).  The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project.  Under the terms of the Purchase Agreement, the Company provided cash consideration of US$250,000 and issued 172,222 restricted shares of common stock of the Company to Seller.  In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company was obliged to pay Seller additional consideration as follows:

•  if the registration statement was declared effective by the United States Securities Exchange Commission by March 1, 2013, Liberty Silver would issue an additional 18,519 Liberty Silver common shares to Primus, thereby increasing the total aggregate number of shares issued to 190,741 shares; or

•  if the registration statement was not declared effective by the United States Securities Exchange Commission (“SEC”) by March 1, 2013, Liberty Silver would pay Primus US$200,000.  As well, if the five-day weighted average trading price of Liberty Silver’s common shares on the Toronto Stock Exchange as of March 1, 2013 (the “Market Price”) exceeded US$10.80 per share, Liberty Silver would have issued an additional number of Liberty Silver common shares to Primus equal to (a) 18,519 less (b) US$200,000 divided by the Market Price.

On March 1, 2013, the SEC declared the Company’s registration statement, filed on Form S-1, effective and as such, the Company issued an additional 18,519 Liberty Silver common shares to Primus, pursuant to the Registration Rights Agreement.

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

During the interim period ended March 31, 2014, the Company had incurred approximately $384,704 in exploration expenditures, which were reported under various line items on the statement of operations.

During the interim period ended March 31, 2015, the Company had incurred approximately $268,088 in exploration expenditures, which were reported under various line items on the statement of operations.

Note 4 – Convertible Loan Payable

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”).  Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company.  The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,653 (the “Debt”), into 6,659,486 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

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

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share.  The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time.  To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,000,000.   The effective interest rate on the liability component of the convertible loan is 11%.

The lender pursuant to the New Loan is BGCG.  Immediately following the Closing Date, BGCG and certain of its related parties owned, directly and indirectly, 8,657,417 Common Shares, which represented approximately 70.1% of the Company’s 12,353,972 issued and outstanding Common Shares on the Closing Date.  Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 48,800 common shares, including 25,467 common shares at a price of $7.50 per share and 23,333 common shares at a price of $1.50 per share.

On September 30, 2014, the Company issued 34,889 common shares to employees of the Company, at a price of $7.50 per share, in settlement of arrears compensation obligations of $261,666.

On October 17, 2014, the Company issued 6,659,486 common shares, at a price of $0.1875 per share, in settlement of a secured loan facility, which included any unpaid and accrued interest, totaling $1,248,654.  In conjunction with the issuance of these common shares, the Company incurred $40,400 in share issuance costs.

On December 31, 2014, the Company issued 11,333 common shares to employees of the Company, at a price of $7.50 per share, in settlement of arrears compensation obligations of $85,000.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Warrants

On November 13, 2013, 433,333 common share purchase warrants were terminated as a condition of the Loan with BGCG.  The warrants were originally issued pursuant to a private placement offering of Subscription Receipts, which Subscription Receipts were converted in to Units, without additional consideration, effective December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $9.75 per common share.

On December 31, 2013, 173,833 common share purchase warrants expired.  The warrants were originally issued pursuant to a private placement offering of 175,167 Units on December 19, 2011.  The Units were comprised of one common share and one common share purchase warrant.  The warrants were exercisable at a price of $9.75 per common share.

On April 1, 2014, 20,000 common share purchase warrants expired.  The warrants were originally issued in connection with notes payable issued to related parties on April 1, 2011.  The warrants were exercisable at $8.25 per common share.

As at March 31, 2015, the aggregate weighted average intrinsic value of 13,334 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25.

Stock Options

Effective December 19, 2013, 260,000 vested stock options were cancelled, and 10,000 non-vested stock options were forfeited.  Further, the Company granted 13,333 stock options at an exercise price of $1.50 each.

Effective December 21, 2013, 20,000 vested stock options had expired.

On April 8, 2014, the Company granted a total of 333,333 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $1.50 per share and for a term of 5 years.

On November 14, 2014, the vested and non-vested portion of the 400,000 stock options granted to purchase common shares by directors, officers and employees were cancelled or forfeited.

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of 5 years.

Stock based compensation expense, resulting from the vesting of stock options, for the nine months ended March 31, 2015 was $128,533 (2014 - $1,133,141).  Stock based compensation expense for the three months ended March 31, 2015 was $12,786 (2014 - $50,161).  The expense was calculated using the Black-Scholes valuation model.

As at March 31, 2015 there were 1,229,334 stock options outstanding, exercisable at a weighted average exercise price of $0.61 per share, and expiring as follows: 46,667 options, exercisable at $11.25 per share, expiring on March 31, 2016; and, 1,182,667 options, exercisable at $0.1875 per share, expiring on February 17, 2020.

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

As at March 31, 2015, the Company had a commitment, for the above noted leases, of $67,745 remaining.

The following table outlines the remaining lease commitment to the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
June 30, 2015	$50,389
June 30, 2016 and thereafter	$0

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

On December 8, 2014, the Company had reached a settlement in principle regarding the consolidated securities class action filed in September 2013 in U.S. federal court in the Southern District of Florida pertaining to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.  The settlement, which is subject to final documentation as well as review by the court, provides for a payment of $1 million cash, to be paid by the Company's D&O insurance coverage.  This settlement, without in any way acknowledging any fault or liability, would lead to a full and final dismissal with prejudice of all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to focus its attention on its business and put the matter behind it.  The settlement is subject to approval by the Court, and the final settlement approval hearing is scheduled for July 17, 2015.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 7 – Subsequent Events

The Company has evaluated subsequent events for the interim period ended March 31, 2015 through the date these interim unaudited financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement with AuEx, Inc., a Nevada company (the “Earn-In Agreement”), discussed below.   The Earn-In Agreement is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under a Minerals Lease and Sublease between AuEx, Inc. and Newmont Mining USA Limited. As part of a restructuring transaction by AuEx Ventures, Inc., another Nevada company Renaissance Gold Inc. (“Renaissance”) was spun out, and on July 1, 2010 AuEx, Inc. assigned all of its interest in the

Trinity Project and the Earn-In Agreement to Renaissance, who currently holds a 100% leasehold interest in the Trinity Project pursuant to the Minerals Lease and Sublease.  The Company’s rights in the Trinity Project are derived from and based upon the rights of Renaissance through the Minerals Lease and Sublease.

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

Trinity Project Location

The Trinity Project is located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat.   The Trinity Project consists of approximately 10,020 acres, which includes 253 unpatented lode mining claims and portions of nine sections of private land.  Each claim filed with the BLM has an associated maintenance fee of $140 per year for each assessment year (which runs from September 1 through August 31). This fee must be paid by midnight on August 31 of each year to maintain the claim's validity for the succeeding assessment year. The fees for the claims comprising the Trinity Project are paid by Renaissance in accordance with the Lease they hold with Newmont. The Company reimburses Renaissance for this expenditure. All of the fees have been paid to the BLM for the current assessment year and all filings are current.  There are 253 claims, which based upon current maintenance fees, costs approximately $35,420 per assessment year to maintain.

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

We anticipate that the following environmental permits will be necessary for our anticipated operations:

▪Permit for Reclamation

▪Water Pollution Control Permit

▪Air Quality Operating Permit

▪Industrial Artificial Pond Permit

▪Water Rights

The Company anticipates that, subject to the availability of funds or financing, it will begin soliciting bids for the programs necessary to obtain these permits.  The cost, timing, and work schedules are not yet available.

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

Trinity Project Agreements

The Company acquired its interest in the Trinity Project through an Exploration Earn-In Agreement executed on March 29, 2010 with AuEx, Inc., a Nevada corporation.  AuEx, Inc. held an exclusive interest in the Trinity Project by way of a Minerals Lease and Sublease with Newmont Mining USA Limited.  Effective as of July 1, 2010, AuEx, Inc., assigned all its rights in the Exploration Earn-In Agreement to another Nevada company, Renaissance Exploration, Inc.  The terms of the Minerals Lease and Sublease Agreement and the Exploration Earn-In Agreement are discussed below.

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

In the event the Company did not meet its minimum expenditure obligation in any year, it would have been obligated under the terms of the Earn-In Agreement to pay the amount of any deficiency to Renaissance Exploration, Inc.  However, the Company exceeded its minimum expenditure obligation in each of the first three years, and by the end of the third year it had incurred a total of approximately $5,652,397 in expenses.  As a result, the Company will not be obligated to pay any deficiency amounts to Renaissance for any future years.

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

Deed With Reservation of Royalty Hi Ho Silver Claims.

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”). The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project. Under the terms of the Purchase Agreement, the Company provided cash consideration of US$250,000 and issued 172,222 restricted shares of common stock of the Company to Seller. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

In conjunction with the entry into the Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Seller, pursuant to which the Company agreed to file a registration statement on Form S-1 with the United States Securities and Exchange Commission, within thirty (30) days of the closing, which registers the common stock issued to the Seller pursuant to the Purchase Agreement. Pursuant to the Registration Rights Agreement the Company paid the Seller total consideration consisting of 190,741 of its common shares.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and during the interim period ended March 31, 2015, the Company incurred approximately $265,088.   These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated, subject to the availability of financing, that additional exploration work will be needed, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budgeted cost for this additional drilling is approximately $1,500,000, which the Company currently does not have.  Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock.  The Company may not be able to complete metallurgical testing with the funds currently available to it.  Once adequate funding is secured, engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.  The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.

Subsequent Events

The Company has evaluated subsequent events for the interim period ended March 31, 2015 through the date that these interim unaudited financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2015 as compared to the three and nine months ended March 31, 2014. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue

During the three-month periods ended March 31, 2015 and 2014, the Company generated no revenue.

Operating expenses

During the three month period ended March 31, 2015, the Company reported total operating expenses of $43,669 compared to $307,205 during the three month period ended March 31, 2014, a decrease of $263,536, or approximately 86%.  The net decrease in total operating expenses is comprised of: a decrease of $78,338 in operation and administration expenses; a net decrease in legal and accounting expense of $161,502; and, a decrease in consulting expense of $27,000.  The decrease in these expenses was partially offset by an increase of $3,304 in exploration expense.

Operation and administration expense decreased by $78,338 to $137,308 during the period ended March 31, 2015, compared to an expense of $215,646 reported during the period ended March 31, 2014.  The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased during by $37,375; salaries and wages decreased by $43,679; insurance expense decreased by $8,121; and, public company expenses decreased by $3,568.  These various examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by Director fees of $19,500, which were incurred and paid for the first time by the Company.

Legal and accounting expense decreased by $161,502 to a net recovery of $106,681 during the period ended March 31, 2015, compared to a legal and accounting expense of $54,821 reported during the period ended March 31, 2014.  During the current period, the Company incurred legal and accounting fees of $14,905, however, those fees were offset by the reimbursement of legal fees received, pursuant to the Company’s directors’ and officers’ insurance policy, which resulted in the net recovery of $106,681.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the interim period ended March 31, 2015, the Company incurred a total of $37,462 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $120,364 during the interim period ended March 31, 2014.

Consulting expense decreased by $27,000 to $3,000 during the period ended March 31, 2015.

Exploration expense increased by $3,304 to $10,042 during the period ended March 31, 2015.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $37,066 for the three months ended March 31, 2015, compared to a net loss and comprehensive loss of $311,745, for the three months ended March 31, 2014, a change of $274,679 or approximately 88%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period, which resulted in a greater gain during the current period.  The net decrease in expenses, along with the greater gain from foreign exchange, was partially offset by the increase in interest expense.

Results of Operations for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

Revenue

During the nine-month periods ended March 31, 2015 and 2014, the Company generated no revenue.

Operating expenses

During the nine month period ended March 31, 2015, the Company reported total operating expenses of $668,982 compared to $2,084,985 during the nine month period ended March 31, 2014, a decrease of $1,416,003, or approximately 68%.  The net decrease in total operating expenses is comprised of: a decrease of $1,197,822 in operation and administration expenses; a decrease in legal and accounting expense of $202,331; and a decrease of $97,000 in consulting expense.  The decrease in these expenses was partially offset by an increase of $81,150 in exploration expense.

Operation and administration expense decreased by $1,197,822 to $479,895 during the period ended March 31, 2014, compared to an expense of $1,677,717 reported during the period ended March 31, 2014.  The net decrease was primarily the result of a decrease in stock based compensation expense, which decreased by $1,004,610 during the current nine month period, compared to the nine month period from the prior year.  During both the current and comparative nine month periods, certain officers and directors of the Company cancelled or forfeited their previously issued stock options, and as a result, any unamortized value attributed to those previously issued and vested stock options, were expensed upon cancellation.  Stock options that had not vested were forfeited, which did not impact the results in either of the periods, however, if any portion of the non-vested options had been amortized, the amortization was reversed.  During the current nine month period ended March 31, 2015, the Company recorded $128,533 of stock based compensation expense as compared to $1,133,142 during the comparative period.  The significant difference is a result of there being far fewer vested options that were being cancelled during the current period, as opposed to almost all the options that were cancelled during the comparative period being vested.  Investor relations expense decreased by $128,594 when comparing the two periods.  During the current period, the Company was able to negotiate settlements on outstanding investor relation expense obligations and as a result, an expense recovery of $72,332 was recorded, as compared to an expense of $56,262 during the comparative period.  There were other expenses that contributed to the overall decrease in operation and administration expense, which included salaries and public company expenses.  These various examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by some expenses that increased during the current period, such as directors and officers insurance expense, which increased by $36,313, however for the most part, the various expenses comprising the total operation and administration expense had decreased.

Legal and accounting expense decreased by $202,331 to $58,138 during the period ended March 31, 2015, compared to a legal and accounting expense of $260,469 reported during the period ended March 31, 2014.  Over the last several reporting periods, the Company has incurred and reported legal fees in connection with a class action lawsuit that has now been reported as settled.  The Company’s insurance underwriters have commenced to reimburse the Company for these legal fees, pursuant to the Company’s directors’ and officers’ insurance policy.  The Company has also recorded expense recoveries in connection with negotiated settlements with law firms for amounts that were past due.  During the period, the Company recorded $330,123 in expense recoveries resulting from the reimbursements from the insurance underwriters and $26,149 in expense recoveries relating to the negotiated settlements of past due legal fees.  Without considering the total expense recoveries of $356,272, the Company incurred a net of $414,410 in legal and accounting expense as compared to $260,469 during the comparative period.

Consulting expense decreased by $97,000 to $3,000 during the period ended March 31, 2015, compared to a consulting expense of $100,000 during the comparative period, when the Company engaged the services of a consultant to assist the Company with its business strategy and financing initiatives.

Exploration expense increased by $81,150 to $127,949 during the period ended March 31, 2015, compared to an expense of $46,799 reported during the period ended March 31, 2014.  During the period ended March 31, 2015, the Company commenced the initial planning work for the anticipated fieldwork program to be conducted during 2015.  During the current period, the Company also incurred certain property related expenses, as prescribed in the agreements between the Company and its joint venture partner that were not incurred during the prior period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the interim period ended March 31, 2015, the Company incurred a total of $265,088 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $384,704 during the interim period ended March 31, 2014.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $689,280 for the nine months ended March 31, 2015, compared to a net loss and comprehensive loss of $2,080,409, for the nine months ended March 31, 2014, a change of $1,391,129 or approximately 67%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period, which resulted in a greater gain during the current period.  The net decrease in expenses, along with the greater gain from foreign exchange, was partially offset by the increase in interest expense.

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

In order to acquire a 70% interest in the Trinity Project, the Company was required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016.  In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study.  As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore had satisfied the $5,000,000 exploration expenditure commitment.  The Company is currently considering various financing alternatives, as described above, with the objective to raise approximately $5,000,000 to fund additional work to complete the bankable feasibility study and to fund ongoing working capital.  The additional work will consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

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

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to complete the bankable feasibility study and fund ongoing working capital, management plans to reduce overhead and maintain the Trinity Project under a care and maintenance program, subject to the availability of funds, until such time as the capital markets improve for junior exploration companies

On November 14, 2013, the Company closed a $1,210,000 loan facility with BGCG.  The loan bears interest at the rate of 11% per annum for the first twelve months.  The Company may extend the one-year term of the loan for an additional six months at the rate of 15% per annum during the extended term.  The loan is secured by a charge on all of the Company’s assets.  Subject to regulatory approval, the Company may cause the lender to convert the outstanding debt to common shares of the Company, should the Company complete an arm’s length equity financing of $500,000 or more, at a price of not less than $7.50 per common share. The Company intends to use the funds from the Loan for general working capital purposes, thereby affording the Company more time to secure longer term financing for the Trinity Silver Project.

Effective December 19, 2013, 260,000 vested stock options were cancelled, and 10,000 non-vested stock options were forfeited.  Further, the Company granted 13,333 stock options at an exercise price of $1.50 each.

Effective December 21, 2013, 20,000 vested stock options had expired.

On April 8, 2014, the Company granted 333,333 stock options at an exercise price of $1.50 each.

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 48,800 common shares, including 25,467 common shares at a deemed price of $7.50 per share and 23,333 common shares at a deemed price of $1.50 per share.

On September 30, 2014, the Company issued 34,889 common shares to employees of the Company, at a deemed price of $7.50 per share, in settlement of arrears compensation obligations of $261,666.

On October 17, 2014, the Company entered into an amended and restated agreement (“Amended Loan Agreement”) in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013, as described above. Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which initially bears interest at a rate of 11% per annum and which is secured by a charge on all of the assets of the Company.  Under the terms of the Amended Loan Agreement, the Company also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,486 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

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

The key terms of the New Loan are more fully described in the notes to the interim unaudited financial statements.

On November 14, 2014, the vested and non-vested portion of the 400,000 stock options granted to purchase common shares by directors, officers and employees were cancelled or forfeited.

On December 31, 2014 the Company issued 11,333 common shares to employees of the Company, at a deemed price of $7.50 per share, in settlement of arrears compensation obligations of $85,000.

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of 5 years.

As at the filing date of this Form 10-Q, there were 46,667 stock options outstanding, which are exercisable at $11.25 per common share, for gross proceeds of $525,000, and 1,182,667 stock options outstanding, which are exercisable at $0.1875 per common share, for gross proceeds of $221,750, however the exercise prices of both of these stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 13,334 warrants outstanding, which may be exercised at $11.25 per common share, for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of March 31, 2015, the unaudited balance sheet reflects that the Company had: i) total current assets of $516,750, compared to total current assets of $459,506 at June 30, 2014, an increase of $57,244, or approximately 12%; and ii) total assets of $3,078,906, compared to total assets of $3,026,872 at June 30, 2014, an increase of $52,034, or approximately 2%.  The increase in current and total assets was primarily due to the receipt of proceeds from the new loan facility, partially offset by net cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of March 31, 2015, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,812,770, compared to total current liabilities and total liabilities of $2,754,909 at June 30, 2014, a decrease of $942,139 or approximately 34%.  The decrease in current and total liabilities was due to: a total decrease of $761,410 in accounts payable and accrued liabilities and a net decrease of $210,000 in loan payable, which was the result of converting an existing loan facility into common shares and replacing it with a new loan facility that had not been drawn to the same extent as the previous loan facility, by the end of the reporting period.  Loan interest increased by $29,271 during the period, which partially offset the overall decrease in liabilities.

Cash Flow – for the interim periods ended March 31, 2015 and 2014

During the nine months ended March 31, 2015 cash was primarily used to fund operations.  The Company reported a net increase in cash of $55,650 during the nine months ended March 31, 2015 compared to a net increase in cash of $275,771 for the nine months ended March 31, 2014.  The following provides additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2015 $	2014 $

Net cash used in operating activities	(903,950)	(618,537)
Net cash used in investing activities	-	(13,192)
Net cash provided by financing activities	959,600	907,500

Net Change in Cash	55,650	275,771

During the nine months ended March 31, 2015, net cash used in operating activities was $903,950, compared to net cash used in operating activities of $618,537 during the nine months ended March 31, 2014.  The increase in net cash used in operating activities of $285,413 is due to the effects of the net changes in working capital items, which resulted in an increase to cash outflow by $733,733 during the nine months ended March 31, 2015, compared to net changes in working capital items, which resulted in an decrease to cash outflow of $323,521 during the comparative period.  Further, during the period ended March 31, 2015, non-cash items of $519,063 were reported, compared to $1,138,351, which also contributed to more cash being reported as used in operations during the current year.  The net changes in working capital items and the non-cash items, which together resulted in the increased amount of reported cash used for operating activities, was partially offset a net loss and comprehensive loss of $689,280 during the nine months ended March 31, 2015, compared to a net loss and comprehensive loss of $2,080,409 in the comparative period.

During the nine months ended March 31, 2015, cash used for investing activities was $0 compared to nine months ended March 31, 2014 when cash used for investing activities was $13,192 in connection with certain direct costs associated with the October 2012 acquisition of mining interests.

During the nine months ended March 31, 2015, net cash provided by financing activities was $959,600, compared to net cash provided by financing activities of $907,500 during the nine months ended March 31, 2014.  During the current period, the Company had advanced a total of $1,000,000 of the $1,250,000 available to it pursuant to the terms of the New Loan. The gross proceeds were offset by $40,400 in issue costs, resulting in net proceeds of $959,600.  During the comparative period, the Company had advanced a total of $907,500 of the $1,210,000 available to it pursuant to the terms of the previous loan facility.

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override.  Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties.  Accordingly, as of March 31, 2015, management concluded that the Company's disclosure controls and procedures were not effective.

Management believes that the material weakness identified above is temporary.  The Company does not currently have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, the Company is currently seeking to raise additional capital, and once adequate resources become available, the Company intends to hire additional management personnel.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On December 8, 2014, The Company had reached a settlement in principle regarding the consolidated securities class action filed in September 2013 in U.S. federal court in the Southern District of Florida pertaining to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.  The settlement, which is subject to final documentation as well as review by the court, provides for a payment of $1 million cash, to be paid by the Company's D&O insurance coverage.  This settlement, without in any way acknowledging any fault or liability, would lead to a full and final dismissal with prejudice of all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believes it is in the best interests of its stockholders to focus its attention on its business and put the matter behind it.  The settlement is subject to approval by the Court, and the final settlement approval hearing is scheduled for July 17, 2015.

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

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2014, the Company issued a total of 11,333 restricted shares to an employee of the Company.  The shares were issued at an agreed upon value of $7.50 per share in settlement of past due compensation obligations.  The shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

Date:  May 14, 2015

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Chief Financial Officer and Secretary

Date:  May 14, 2015