Form 10-K
period 2015-06-30
LIBERTY SILVER CORP
filed 2015-09-28
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $635,702.

As of September 28, 2015, the Issuer had 12,354,497 shares of common stock issued and outstanding.

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

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat.    The annual cost to maintain the 253 claims is approximately $35,420 per year ($140 per claim per year).

On July 29, 2005, AuEx, Inc., a Nevada corporation, acquired a 100% leasehold interest in the Trinity Project pursuant to the terms of a Minerals Lease and Sublease Agreement entered into by and between AuEx, Inc., and Newmont Mining USA, Ltd (the “Minerals Lease and Sublease”).  The Company acquired its interest in the Trinity Project on March 29, 2010, through execution of an Exploration Earn-In Agreement with AuEx, Inc (the “Earn-In Agreement”).  The Earn-In Agreement is subject to the rights and obligations of AuEx, Inc. and its successors and assigns under the  Minerals Lease and Sublease.   The Minerals Lease and Sublease and the Earn-In Agreement are more fully described below (See Item 2 PROPERTIES – Trinity Project Agreements).

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

It is anticipated that it will be necessary to obtain the following environmental permits prior to commencement of operations:

▪

Permit for Reclamation

▪

Water Pollution Control Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial pond permit

▪

Water Rights

Subject to the availability of funds or financing, the Company anticipates that it will begin soliciting bids for the programs necessary to obtain these permits during the fiscal year ending June 30, 2016.  The cost, timing, and work schedules are not yet available.

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

Employees

The Company currently has five employees: Manish Z. Kshatriya, the President and Chief Executive Officer, Chief Financial Officer, Secretary and Director on the Board; and, four independent directors serving on the Company’s Board of Directors.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Office Space

The Company has a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The telephone number is: 888-749-4916.  The monthly base rent is approximately $3,243 (CA $4,007).  The term of the lease is for fifty-four months and terminates on April 28, 2016.

The Company has currently has a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431.  The phone number there is: 775-352-9375.  The monthly base rent is $2,552 plus Common Area Reimbursement of $370 and Property Tax of $250. The current term of the lease is for twelve months and terminates on January 31, 2016.

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

It is estimated that: during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses; during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses; during the fiscal year ending June 30, 2013, the Company incurred approximately $3,234,201 in exploration expenses; during the fiscal year ending June 30, 2014, the Company incurred approximately $470,333 in exploration expenses; and, that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975 in exploration expenses.  These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated, subject to the availability of financing, that additional exploration work will be needed, although specific plans for this additional work have not yet been finalized.  It is currently anticipated that if and when adequate financial resources are available, the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples.  The estimated budget for this additional drilling is approximately $1,500,000.  Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock.  Engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start.  The budget for permitting work is expected to be approximately $100,000.  No further geophysical work is currently planned.  The plan of exploration work described above is subject to the availability of financing, which in the context of the current capital markets is very difficult for junior exploration companies, such as the Company.

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

Subsequent Events

On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

As at June 30, 2015, the Company had only received $25,000 of the final advance of $250,000, which had become due on June 30, 2015.  On September 16, 2015, the Company received an additional $25,000 of the final advance of $250,000.  The remaining $200,000 portion of the advance remains outstanding.

The Company has evaluated subsequent events for the fiscal year ended June 30, 2015 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 3.

LEGAL PROCEEDINGS.

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action alleged violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.

On December 8, 2014, without in any way acknowledging any fault or liability, the Company reached a settlement in principle, providing for a payment of $1 million cash, to be paid by the Company's D&O insurance carriers.  On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until August 5, 2014, the Company’s common stock was quoted on the Toronto Stock Exchange under the Symbol “LSL” and on occasion trades by appointment on the Grey Market under the Symbol "LBSV". Prior to October 15, 2012, the Company’s shares traded on the OTC Bulletin Board (“OTCBB”).

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

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  As a result of the Company’s common stock being delisted from the TSX and the OTCBB, there is no trading information available for the most recently completed yearend.  The high and low closing prices of the Company’s common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

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

As of September 28, 2015, there were 12,354,497 shares of common stock issued and outstanding held by approximately 26 registered stockholders of record of the Company's common stock.

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

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2015 as compared to the fiscal year ended June 30, 2014.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2015 and 2014

Revenue

During the fiscal years ended June 30, 2015 and June 30, 2014, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2015, the Company reported total operating expenses of $950,133 as compared to $2,732,323 during the fiscal year ended June 30, 2014, a decrease of $1,782,190 or approximately 65%.  The decrease in total operating expenses is primarily due to decreases in: operation and administration expense; legal and accounting expense; and, consulting expense.  The decrease in these expenses was partially offset by the increase in exploration expense.

Operation and administration expense decreased by $1,483,873 to $634,042 during the fiscal year ended June 30, 2015, as compared to an expense of $2,117,915 reported during the fiscal year ended June 30, 2014.  With the exception of directors’ and officers insurance expense, which increased by $26,628, almost all other expenses, which comprise the overall operations and administrative expenses, decreased during the current fiscal year.  Certain examples of significant expense reductions are as follows: stock based compensation decreased by $1,221,301; salaries and benefits expense decreased by a net amount of $108,849; expenses related to being a public company decreased by $12,832; and, investor relations and related expenses decreased by $128,594, which was the result of recovering certain investor relations amounts incurred previously.

Legal and accounting expense decreased by $381,778 to $79,559 during the fiscal year ended June 30, 2015, as compared to a legal and accounting expense of $461,337 reported during the fiscal year ended June 30, 2014.  Other than the legal fees incurred in relation to the Company’s defense against a class action lawsuit, which have been and continue to be reimbursed pursuant to the terms of the Company’s directors’ and officers’ insurance policy, the Company was not engaged in many activities that would have required extraordinary legal counsel.  As a result, the Company did not incur as many legal fees as in the previous year.  Further, certain legal fees incurred during the previous year in connection with the same class action lawsuit were recovered during the current year, which also contributed to the decrease in the reported amount of legal and accounting expense.  During the previous fiscal year, there was some uncertainty as to the reimbursement of the class action legal fees, which no longer is uncertain.

Consulting expense decreased by $79,000 to $21,000 during the fiscal year ended June 30, 2015, as compared to an expense of $100,000 reported during the period ended June 30, 2014.  During the fiscal year ended June 30, 2015, effective January 1, 2015, the Company paid a retainer of $1,000 per month to a consultant for geological and related services.  The Company also paid $15,000 consulting fee for assistance with matters relating to the Trinity property.  Whereas during the year ended June 30, 2014, the Company engaged the services of a consultant and a consulting firm to assist the Company with its business strategy and financing initiatives, and to assist with the drafting of a special report, respectively.

Exploration expense increased by $162,461 to $215,532 during the fiscal year ended June 30, 2015, as compared to an expense of $53,071 reported during the period ended June 30, 2014.  The increase during the current year was primarily due to payments the Company was obliged to pay, pursuant to the Earn-In Agreement, for not incurring a minimum amount of exploration expenditures, as described in the Earn-In Areement.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the fiscal year ended June 30, 2015, the Company incurred a total of $398,975 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $470,333 during the fiscal year ended June 30, 2014.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $1,012,435 for the fiscal year ended June 30, 2015, as compared to a net loss and comprehensive loss of $2,758,774 for the fiscal year ended June 30, 2014, a change of $1,746,339 or approximately 63%.  The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses of $1,782,190 as outlined above, which was partially offset by the increase in net total other expense or loss of $35,851 during the fiscal year ended June 30, 2015.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016.  In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study.  As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore has satisfied the $5,000,000 exploration expenditure commitment.  The Company is seeking financing, as described above, with the objective to raise approximately $2,500,000 to meet its immediate financial obligations and to fund its near-term working capital requirements and fieldwork plans.  The Company also has the objective to raise additional capital, within the next twelve to eighteen months, to secure its interest in the Trinity property, and subject to favorable commodity prices, continue additional development work on the property.  The additional work would consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”).  Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company.  The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.  Details of the New Loan are provided in Note 5 to the financial statements for the year ended June 30, 2015.

Since November 14, 2013, to sustain operations, the Company has been dependent on BGCG as the only available source of capital in the form of debt or equity.  There is no assurance that such financing will continue to be available from BGCG.

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

As at the filing date of this Form 10-K, there were 1,229,334 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $746,750, however the exercise prices of the stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-K, there were 13,333 warrants outstanding, which may be exercised for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of June 30, 2015, the Company’s audited balance sheet reflects that the Company had: i) total current assets of $294,000, as compared to total current assets of $459,506 at June 30, 2014, a decrease of $165,506, or approximately 36%; and ii) total assets of $2,854,420, as compared to total assets of $3,026,872 at June 30, 2014, a decrease of $172,452 or approximately 6%.  The net decreases in current and total assets was primarily due to the decrease in cash year-over-year, as the other asset amounts experienced moderate changes.

Total Current Liabilities and Liabilities

As of June 30, 2015, the Company’s audited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,877,179, as compared to total current liabilities and total liabilities of $2,754,909 at June 30, 2014, a decrease of $877,730 or approximately 32%.  The decrease in liabilities was due to: a decrease in accounts payable, which was primarily comprised of legal fees in connection with the Company’s Cease Trade Orders issued by the Securities and Exchange Commission and the Ontario Securities Commission and a Class Action Complaint brought forward against the Company, and other ongoing operational invoices; and, a decrease in accrued liabilities, which was comprised of ongoing operational accruals during the current year.  Comparatively, during the previous year, accrued liabilities included significant amounts for management salary obligations, which for the most part were eventually settled with the issuance of common shares of the Company.

Cash Flow

During the fiscal year ended June 30, 2015 cash was primarily used to fund operations.  The Company reported a net decrease in cash during the fiscal year ended June 30, 2015 as compared to June 30, 2014.  See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2015	2014
	$	$
Net cash used in operating activities	(1,152,558)	(895,043)
Net cash used in investing activities	-	(13,191)
Net cash from financing activities	984,600	1,204,618
Net increase (decrease) cash	(167,958)	296,384

During the year ended June 30, 2015, net cash used in operating activities was $1,152,558, compared to net cash used in operating activities of $895,043 during the year ended June 30, 2014.  The increase in net cash used in operating activities of $257,515 is due to: a decrease in non-cash adjustment items of $1,061,982 from $1,617,041 during the year ended June 30, 2014 to $555,059 during the year ended June 30, 2015; and, net changes in working capital items that resulted in an increase to cash used in operations of $695,182 during the current year, compared to net changes in working capital items that resulted in a decrease to cash used in operations of $246,690 during the previous year.  The net changes in non-cash and working capital items that resulted in an increase to cash used in operations during the current year, were partially offset by the a lower net loss and comprehensive loss during the current year when the Company reported a loss of $1,012,435, compared to the previous year when the Company reported a loss of $2,758,774.

During the year ended June 30, 2015, the Company did not use any cash for investing activities, whereas during the prior year, the Company reported cash used for financing activities of $13,191, which related to residual acquisition costs that were directly associated with mining interests acquired during 2013.

During the year ended June 30, 2015, net cash from financing activities was $984,600, compared to net cash from financing activities of $1,204,618 during the fiscal year 2014.  During the year ended June 30, 2015, the Company received gross proceeds of $1,025,000 pursuant to a New Loan Agreement entered into on October 17, 2014.  The cash received pursuant to the New Loan, was partially offset by cash issue costs incurred in connection with the common shares that were issued upon the conversion of the Original Loan.

Subsequent Events

On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

As at June 30, 2015, the Company had only received $25,000 of the final advance of $250,000, which had become due on June 30, 2015.  On September 16, 2015, the Company received an additional $25,000 of the final advance of $250,000.  The remaining $200,000 portion of the advance remains outstanding.

The Company has evaluated subsequent events for the fiscal year ended June 30, 2015 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2015 and 2014

Page

Report of Independent Registered Public Accounting Firm	26

Balance Sheets	27

Statements of Operations And Comprehensive Loss	28

Statements of Stockholders Equity	29

Statements of Cash Flows	30-31

Notes to Consolidated Financial Statements	32-43

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Stockholders of Liberty Silver Corp.

We have audited the accompanying balance sheets of Liberty Silver Corp. as of June 30, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. Liberty Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

September 25, 2015

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at June 30,	2015	2014
	$	$

ASSETS

Current assets
Cash and cash equivalents	152,351	320,309
Deposit	9,627	10,467
Other assets	10,457	9,618
Prepaid expenses	121,565	119,112
Total current assets	294,000	459,506

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(25,052)	(18,106)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,560,420	2,567,366

Total assets	2,854,420	3,026,872

LIABILITIES

Current liabilities
Accounts payable	744,815	1,123,339
Accrued liabilities	50,669	421,570
Interest payable	56,695	-
Convertible loan payable	1,025,000	1,210,000
Total current liabilities	1,877,179	2,754,909

Total liabilities	1,877,179	2,754,909

Commitments and contingencies (note 7)

STOCKHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 5,648,263 common shares issued and outstanding, respectively	12,354	5,648
Additional paid-in-capital	13,777,162	12,066,155
Deficit accumulated during the exploration stage	(12,812,275)	(11,799,840)
Total stockholders’ equity	977,241	271,963

Total liabilities and stockholders’ equity	2,854,420	3,026,872

Going concern (note 1)	-	-
Subsequent event (note 9)	-	-
The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
For the years ended June 30,	2015	2014
	$	$

Revenue	-	-

Operating expenses
Operation and administration	634,042	2,117,915
Exploration	215,532	53,071
Legal and accounting	79,559	461,337
Consulting	21,000	100,000
Impairment of mining interests	-	-
Total operating expenses	950,133	2,732,323

Loss from operations	(950,133)	(2,732,323)

Other income or gain (expense or loss)
Gain on foreign exchange	33,047	19,932
Interest expense	(95,349)	(46,383)
Total other income or gain (expense or loss)	(62,302)	(26,451)

Loss before income tax	(1,012,435)	(2,758,774)
Provision for income taxes	-	-

Net loss and comprehensive loss	(1,012,435)	(2,758,774)
Loss per common share – basic and fully diluted	(0.10)	(0.49)
Weighted average common shares – basic and fully diluted	10,356,471	5,611,234

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
For the years ended June 30, 2015 and 2014

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders' Equity
	Shares	Amount
		$	$	$	$

Balance, July 1, 2013	5,599,463	5,600	10,461,490	(9,041,066)	1,426,024

Valuation of stock options	-	-	1,384,095	-	1,384,095
Issue costs	-	-	(5,382)	-	(5,382)
Shares for non-cash:
Shares issued at $7.50 per share (1)	16,133	16	120,984	-	121,000
Shares issued at $7.50 per share (1)	9,333	9	69,991	-	70,000
Shares issued at $1.50 per share (1)	23,334	23	34,977	-	35,000
Net loss for the year ending June 30, 2014	-	-	-	(2,758,774)	(2,758,774)

Balance, June 30, 2014	5,648,263	5,648	12,066,155	(11,799,840)	271,963

Valuation of stock options			162,794		162,794
Issue costs			(40,400)		(40,400)
Shares for non-cash:
Shares issued at $7.50 per share (1)	46,222	46	346,619	-	346,665
Shares issued at $0.1875 per share (2)	6,659,487	6,659	1,241,995	-	1,248,654
Shares issued and adjustments made as a result of a share consolidation (3)	525	1	(1)	-	-
Net loss for the year ending June 30, 2015	-	-	-	(1,012,435)	(1,012,435)

Balance, June 30, 2015	12,354,497	12,354	13,777,162	(12,812,275)	977,241

(1) Shares issued for services
(2) Shares issued upon the conversion of a loan payable
(3) The Company consolidated its outstanding shares on the basis of 1 new for every 15 old shares and any fractional shares were rounded up, resulting is extra shares being issued

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

For the years ended June 30,	2015	2014
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(1,012,435)	(2,758,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	162,794	1,384,095
Shares issued for service	346,665	226,000
Shares issued to settle contractual obligations	38,654	-
Depreciation expense	6,946	6,946

Changes in operating assets and liabilities:
(Increase) decrease in deposit	840	243
(Increase) decrease in other assets	(839)	18,854
(Increase) decrease in prepaid expenses	(2,453)	(41,329)
Increase (decrease) in accounts payable	(378,524)	255,387
Increase (decrease) in accrued expenses	(370,901)	13,535
Increase in interest payable	56,695	-
Net cash used in operating activities	(1,152,558)	(895,043)

Cash flows from investing activities
Cash paid for mining interests	-	(13,191)
Net cash used in investing activities	-	(13,191)

Cash flows from financing activities
Proceeds from loan payable	1,025,000	1,210,000
Issue costs	(40,400)	(5,382)
Net cash from financing activities	984,600	1,204,618

Increase (decrease) in cash and cash equivalents	(167,958)	296,384
Cash and cash equivalents, beginning of year	320,309	23,925

Cash and cash equivalents, end of year	152,351	320,309

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

For the years ended June 30,	2015	2014
	$	$

Supplemental Disclosures:

Cash paid for:
Interest	-	4,881
Income tax	-	-

Non-cash financing activities:
Common stock issued to settle debt for services	346,665	226,000
Common stock issued to settle loan payable and accrued interest	1,248,654	-

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Audited Financial Statements

For the Fiscal Year End June 30, 2015 and 2014

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

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada.  The Company is currently in the exploration phase of the Trinity Project, and has not yet commenced development stage activities, however, with the availability of adequate funding, the Company intends to engage in efforts to develop the Trinity Project in the future.  Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2016 is to conduct additional mineral exploration activities at the Trinity Silver property.  Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine.  Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

These financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,812,275 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 30, 2015, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares.  The number of authorized shares was not reduced as a result of this share consolidation.  The 185,309,574 common shares of the Company outstanding immediately prior to consolidation were reduced to 12,354,497 common shares, as approved by shareholders at the Company’s annual general and special meeting held on December 5, 2014.  No fractional shares were issued.  Any fractions of a share were rounded up to the next whole common share, which resulted in the issuance of an additional 525 common shares.  A new CUSIP number of 53121P206 replaced the old CUSIP number of 53121P107, to distinguish between the pre- and post-consolidated shares.  In conjunction with this share consolidation, corresponding adjustments were made in the number of options and warrants issued and outstanding, and in the exercise prices of such options and warrants.  All outstanding common shares and per share amounts contained in these financial statements and related notes have been retroactively adjusted to reflect this share consolidation for all periods presented.

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

The Company capitalizes acquisition and option costs of mineral rights as intangible assets.  Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.  If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

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

d. Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 years.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2015, exploration progress is on schedule with the Company’s exploration and evaluation plan and no events or circumstances have occurred to indicate that the related carrying values of the properties may not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.  No costs have been recognized by the Company for environmental expenditures.

h. Income taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes  ("ASC 740"), on a tax jurisdictional basis.  The Company files income tax returns in the United States.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse.  A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date.  The Company is subject to examination by taxing authorities in jurisdictions such as the United States.  Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying financial statements.  The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition.  At June 30, 2015 and 2014, the Company has not taken any tax positions that would require disclosure under ASC 740.

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable.  As of June 30, 2015, 1,229,334 stock options and 13,333 warrants were considered in the calculation but not included, as they were anti-dilutive.

j. Stock-Based compensation

In December 2004, the FASB issued FASB ASC 718, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

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

Note 3 – New and Recently Adopted Technical and Accounting Pronouncements

In June 2014, FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification.  The Company has adopted this guidance effective for the annual fiscal year ended June 30, 2015.  The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the statements of operations and comprehensive loss, statements of changes in stockholders’ equity and statements of cash flows, as well as removal of the subheading “A Development Stage Company” from the financial statements and the notes to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures.  The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted but not required; at this time we are not early adopting.

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

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”).  The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project.  Under the terms of the Purchase Agreement, the Company provided cash consideration of US$250,000 and issued 2,583,333 restricted shares of common stock of the Company to the Seller.  On March 1, 2013 the Company issued an additional 277,778 Liberty Silver common shares to Primus, pursuant to a Registration Rights Agreement. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 254 unpatented mining claims.

The Company has completed some financing transactions, and continues to pursue additional financing opportunities in order to obtain the capital needed to fulfill its obligations under the terms of the Earn-In Agreement. There has been no mining of resources to date.

During the year ended June 30, 2015, the Company had incurred approximately $398,975 (2014 - $470,333) in exploration expenditures, which were reported under various line items on the statement of operations.

Note 5 – Convertible Loan Payable

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”).  Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company.  The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

The key terms of the New Loan are as follows:

•

a total of $1,025,000 of up to $1,250,000 was advanced to Liberty during the year.

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,025,000.  The effective interest rate on the liability component of the convertible loan is 11%.

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

As at June 30, 2015, the Company had only received $25,000 of the final advance of $250,000, which had become due on June 30, 2015.  On September 16, 2015, the Company received an additional $25,000 of the final advance of $250,000.  The remaining $200,000 portion of the advance remains outstanding.

Note 6 - Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 48,800 common shares, including 25,466 common shares at a price of $7.50 per share and 23,334 common shares at a price of $1.50 per share.

On September 30, 2014, the Company issued 34,889 common shares to employees of the Company, at a price of $7.50 per share, in settlement of arrears compensation obligations of $261,665.

On October 17, 2014, the Company issued 6,659,487 common shares, at a price of $0.1875 per share, in settlement of a secured loan facility, which included any unpaid and accrued interest, totaling $1,248,654.  In conjunction with the issuance of these common shares, the Company incurred $40,400 in share issuance costs.

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

The following table summarizes the warrant activity during the period being reported on and ending June 30, 2015:

Description	Warrants	Weighted average exercise price ($) CAD
Outstanding, July 1, 2013	640,500	9.75
Granted	-	-
Exercised	-	-
Expired or terminated	627,167	9.75
Outstanding, June 30, 2014	13,333	11.25

Outstanding, July 1, 2014	13,333	11.25
Granted	-	-
Exercised	-	-
Expired or terminated	-	-
Outstanding, June 30, 2015	13,333	11.25

  The following table summarizes the information on warrants outstanding at June 30, 2015:

Range of exercise price	Number outstanding	Weighted average exercise price	Weighted average remaining life in years
CAD $11.25	13,333	CAD $11.25	1.1

As at June 30, 2015, the aggregate weighted average intrinsic value of warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25.

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

Stock based compensation expense, resulting from the vesting of stock options for the year ended June 30, 2015 was $162,794 (2014 - $1,384,095), which is included in operation and administration expense on the statements of operations and comprehensive loss.

The fair value of stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average life
2015	1.62% – 2.09%	0%	125.00% - 127.32%	5 years
2014	1.68% – 2.09%	0%	127.32% - 201.00%	3.28 years

The following table summarizes the stock option activity during the period being reported on and ending June 30, 2015:

Description	Options	Weighted average exercise price ($)
Outstanding, July 1, 2013	463,333	11.55
Granted	346,667	1.50
Exercised	-	-
Expired or terminated	363,333	11.55
Outstanding, June 30, 2014	446,667	3.75
Exercisable, June 30, 2014	215,555	6.00

Outstanding, July 1, 2014	446,667	3.75
Granted	1,182,667	0.1875
Exercised	-	-
Expired or forfeited	400,000	2.80
Outstanding, June 30, 2015	1,229,334	0.61
Exercisable, June 30, 2015	440,889	1.36

The following table summarizes the information on stock options outstanding at June 30, 2015:

Stock options outstanding				Stock options exercisable
Exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life in years	Number of options	Weighted average exercise price
$11.25	46,667	$11.25	0.75	46,667	$11.25
$0.1875	1,182,667	$0.1875	4.64	394,222	$0.1875

As at June 30, 2015 there were 1,229,334 stock options outstanding, exercisable at a weighted average exercise price of $0.61 per share, and expiring as follows: 46,667 options, exercisable at $11.25 per share, expiring on March 31, 2016; and, 1,182,667 options, exercisable at $0.1875 per share, expiring on February 17, 2020.

Note 7 – Commitments and Contingencies

Effective November 1, 2011, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months.  The Company has its head office at these premises, which is approximately 1,400 square feet.  The annual base rent commitment for the Toronto head office space is CAD $48,084.

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months, and terminating on January 31, 2013.  The lease agreement was amended such that the term was extended for 24 months, and terminating on January 31, 2015, and then extended for a further 12 months, terminating on January 31, 2016.  The Company has its field office at these premises, which is approximately 5,500 square feet.  The annual base rent commitment for the Sparks field office space is $30,624.

As at June 30, 2015, the Company had a commitment, for the above noted leases, of $50,293 remaining.

The following table outlines the remaining lease commitment at the end of the next five fiscal years based on the leases that are currently entered into by the Company:

Total Lease Commitment
June 30, 2016 and thereafter	$0

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action alleged violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.

On December 8, 2014, without in any way acknowledging any fault or liability, the Company reached a settlement in principle, providing for a payment of $1 million cash, to be paid by the Company's D&O insurance carriers.  On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 8 - Income Taxes

As of June 30, 2015, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% (2014 - 35%) to pretax loss from operations for the years ended June 30, 2015 and 2014 due to the following:

	For the Years Ended
	June 30,
	2015	2014
Loss before income taxes	$1,012,435	$2,758,774

Expected income tax recovery	(354,352)	(965,571)
Other permanent difference	57,481	-
Change in valuation allowance	296,871	965,571
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2015	2014
Deferred tax asset:
Net operating loss carry forward	$4,185,198	$4,039,533
Other deferred tax assets	151,206	-
Valuation allowance	(4,336,404)	(4,039,533)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2015	2014
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	296,871	965,571
Change in valuation allowance	(296,871)	(965,571)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2015 and 2014, the Company has an unused net operating loss carry-forward balance of $11,957,709 and $11,799,840 that is available to offset future taxable income.  This unused net operating loss carry-forward balance begins to expire in 2031.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2015, 2014, 2013, 2012, 2011 and 2010.

Note 9 – Subsequent events

On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

As at June 30, 2015, the Company had only received $25,000 of the final advance of $250,000, which had become due on June 30, 2015.  On September 16, 2015, the Company received an additional $25,000 of the final advance of $250,000.  The remaining $200,000 portion of the advance remains outstanding.

The Company has evaluated subsequent events for the fiscal year ended June 30, 2015 through the date the financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2015 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was effective.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2015.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
Manish Z. Kshatriya	42	Director, President, CEO, CFO and Secretary	January 2012
Timothy N. Unwin	72	Chairman, Director	October 2010
W. Thomas Hodgson	62	Director	December 2010
Eric R. Klein	55	Director	December 2013
James J. Sbrolla	47	Director	December 2013

Biographical Information

Manish Z. Kshatriya.  Mr. Kshatriya currently serves as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.  He has over 15 years of progressive experience in corporate finance, accounting, taxation and auditing obtained in public accounting practice and industry.  Mr. Kshatriya’s extensive capital markets experience includes: the formation and development of mineral resource exploration companies from inception to initial public offerings; the formation and offerings of flow-through limited partnerships; mergers and acquisition activity; and proxy contests.  From January 2006 until October 2011, Mr. Kshatriya worked for Augen Capital Corp., a Toronto based, Canadian listed mining merchant bank where he served as both the Director of Finance, and most recently the Chief Financial Officer.  As the Director of Finance and Chief Financial Officer, Mr. Kshatriya was responsible for the management and oversight of all financial matters for Augen Capital Corp., its subsidiaries, and its flow-through limited Partnerships and mutual fund investment products.  Mr. Kshatriya has also served as Chief Financial Officer or senior financial executive for various other private and publicly listed companies in the mineral resource sector.  Mr. Kshatriya earned his Bachelors degree in Administrative Studies, with Honours in Accounting and Finance, from York University in Toronto, CA.  He is a Chartered Professional Accountant (Chartered Accountant) and a member of the Institute of Chartered Professional Accountants of Ontario.  He is also a Certified Public Accountant in the United States and a member of the Colorado State Board of Accountancy.

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

Involvement in Certain Legal Proceedings

On September 12, 2013, the Company and certain of its current and former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.).  The action alleged violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.

On December 8, 2014, without in any way acknowledging any fault or liability, the Company reached a settlement in principle, providing for a payment of $1 million cash, to be paid by the Company's D&O insurance carriers.  On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation.  Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

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

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Awards	Awards (2)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)

Manish Z. Kshatriya	2015	140,000 (1)	--	--	3,683	--	--	--	143,683
CEO and CFO	2014	130,000	--	--	28,737	--	--	--	158,737
	2013	130,000	--	--	--	--	--	--	130,000

(1) Base salary increased to $150,000 per annum effective January 1, 2015.

(2) Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

Grant of Plan Based Awards

During the fiscal year ended June 30, 2015, there were no equity awards granted to the Company’s executive officers.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2015, for each of the named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Manish Z. Kshatriya	110,000	220,000	--	0.1875	February 17, 2020	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2015 by the named executive officers.  In addition, there were no shares acquired by the named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

Change of Control Agreements

Pursuant to the employment agreement between the Company and Manish Z. Kshatriya discussed below, as at the end of the 2015 fiscal year, the Company is party to a change of control agreement with Mr. Kshatriya.  In the event of Change of Control of the Company, as defined below, Mr. Kshatriya shall have the option to terminate his employment agreement within 12 months of the date on which the Change of Control occurs and shall be entitled to the payment referred to in the following section on Employment Agreements, in addition to an amount representing all business expenses reasonably incurred by Mr. Kshatriya up to the date of his termination.

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

Employment Agreements

Manish Z. Kshatriya currently serves as the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.  Pursuant to an employment agreement between the Company and Mr. Kshatriya, dated January 16, 2012, Mr. Kshatriya is entitled to a base annual salary of $130,000, which base annual salary was approved by the board of directors for increase to $150,000 effective January 1, 2015.  In the event that Mr. Kshatriya’s employment is terminated by the Company other than for (i) cause; (ii) death; or (iii) inability to discharge employment duties by reason of illness, disease, mental or physical disability or otherwise, Mr. Kshatriya shall be entitled to payment in a lump sum of his base salary earned up to the date of termination plus an amount equal to the sum of: (i) the value of any unused vacation leave; (ii) any unpaid amounts to which Mr. Kshatriya is entitled to a bonus for the fiscal year immediately preceding the fiscal year in which the termination occurs; (iii) an amount equal to the average bonus paid to Mr. Kshatriya in the fiscal years of the Company (up to a maximum of three) immediately preceding the fiscal year in which the termination occurs, pro-rated for the length of service during the fiscal year in which the termination occurs; and (iv) an amount equal to Mr. Kshatriya’s base salary at the time of the termination for a period equal to the sum of (A) one year and (B) one month for every full year of service, up to a maximum of two years.

Additionally, in January of 2012 Mr. Kshatriya was granted stock options to purchase up to a total of 30,000 shares the Company’s common stock at an exercise price of $15.00 per share.  The options were subject to the following vesting schedule: (i) 10,000 options vest six months after January 16, 2012; (ii) 10,000 options vest one and a half years after January 16, 2012; and (iii) 10,000 options vest two and one half years after January 16, 2012.  The 30,000 common stock options were cancelled.  On April 8, 2014, the Company granted Mr. Kshatriya stock options to acquire up to 66,667 shares of common stock of the Company at a price of $1.50 per share.  The options are subject to the following vesting schedule: (i) 22,222 options vest at grant date, April 8, 2014; (ii) 22,222 options vest one years after April 8, 2014; and (iii) 22,223 options vest two years after April 8, 2014.  On November 14, 2014, the 66,667 common stock options were cancelled.  On February 17, 2015, the Company granted Mr. Kshatriya stock options to acquire up to 330,000 shares of common stock of the Company at a price of $0.1875 per share.  The February 17, 2015 options are subject to the following vesting schedule: (i) 110,000 options vest at grant date, February 17, 2015; (ii) 110,000 options vest six months after the grant date; and (iii) 110,000 options vest one year after the grant date.

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance.  There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board, through its compensation committee, determines the amount of director compensation.  The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2015.

Director	Fees	Stock	Option	Non-Equity	Nonqualified	All Other
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation
	or Paid	($)	($) (1)	Compensation	Compensation	($)
	in Cash			($)	Earnings
	($)						Total ($)
Manish Z. Kshatriya (2)	--	--	--	--	--	--	--
Timothy N. Unwin	12,000	---	2,578	---	---	--	14,578
W. Thomas Hodgson	9,500	---	1,473	---	---	---	10,973
Eric R. Klein	9,500	--	43	--	--	--	9,543
James J. Sbrolla	8,000	---	43	---	---	--	8,043

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	Refer to the summary compensation table in Item 11 executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,229,334	$0.61	6,115

Equity compensation plans not approved by security holders	-	-	-

Total	1,229,334	$0.61	6,115

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2015, the name and the number of shares of the Company’s common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.  The beneficial ownership amount includes the underlying shares of unexercised warrants and options, as described in the footnotes to the table.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Manish Z. Kshatriya (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	220,000 (2)	1.75%
Common	Timothy N. Unwin (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	250,001 (3)	1.99%
Common	W. Thomas Hodgson (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	216,668 (4)	1.73%
Common	Eric R. Klein (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	66,667 (5)	0.54%
Common	James J. Sbrolla (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	66,667 (6)	0.54%
Common	BG Capital Group, Ltd. Lauriston House Lower Collymore Rock Dr. P.O. Box 1132 Bridgetown, Barbados 11000	8,258,374 (7)	66.85%
Common	Robert Genovese #5 Mir Mar Villas Nassau, Bahamas	8,817,419 (8)	71.37%
Common	All Directors, Executive Officers, or Significant Employee as a Group (5 in number)	820,003	6.29%

(1) Director, Officer or Significant Employee of Company

(2) Included in this number are 220,000 option shares because Mr. Kshatriya may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(3) Included in this number, are (i) 70,001 shares owned directly by Mr. Unwin, and (ii) 180,000 option shares.  Mr. Unwin may be deemed to be the beneficial owner of these shares because he holds the right to acquire the option shares within 60 days through the exercise of the options.

(4) Included in this number, are (i) 33,334 shares owned directly; (ii) 43,334 owned indirectly by Mr. Hodgson, through Greenbrook Capital Partners Inc., and (iii) 140,000 option shares.  Mr. Hodgson may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.  Greenbrook Capital Partners Inc. is a private Ontario, Canada company based in Toronto, Ontario.  W. Thomas Hodgson, officer of Greenbrook Capital Partners Inc., makes decisions as to the voting and disposition of securities owned by Greenbrook Capital Partners Inc.

(5) Included in this number are 66,667 option shares because Mr. Klein may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(6) Included in this number are 66,667 option shares because Mr. Sbrolla may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(7) BG Capital Group Ltd. is a private Panamanian company based in Panama.  Robert Genovese, officer of BG Capital Group Ltd., makes decisions as to the voting and disposition of the securities.

(8) This number includes 8,258,374 shares owned by BG Capital Group Ltd., 515,711 shares owned by Outlook Investments, Inc., and, 43,334 shares owned by Look Back Investments Inc.  Mr. Genovese makes investment decisions for Look Back Investments, Inc., Outlook Investments, Inc., and BG Capital Group, Ltd., and may be deemed to be the beneficial owner of shares registered in the name of these entities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”).  Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company.  The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

The key terms of the New Loan are as follows:

•

a total of $1,025,000 of up to $1,250,000 was advanced to Liberty during the year.

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,025,000.  The effective interest rate on the liability component of the convertible loan is 11%.

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

As at June 30, 2015, the Company had only received $25,000 of the final advance of $250,000, which had become due on June 30, 2015.  On September 16, 2015, the Company received an additional $25,000 of the final advance of $250,000.  The remaining $200,000 portion of the advance remains outstanding.

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

Morrill & Associates served as the Company’s independent registered public accounting firm for the year ended June 30, 2013.  Principal accounting fees for professional services rendered for the Company by Morrill & Associates for the year ended June 30, 2015 were $2,000 and for the year ended June 30, 2014 were $8,590, and are summarized and included in the following table.

MNP, LLP, Chartered Professional Accountants, 701 Evans Avenue, Toronto, ON M9C 1A3, served as the Company’s independent registered public accounting firm for the year ended June 30, 2015, and is expected to serve in that capacity for the ensuing year.  Principal accounting fees for professional services rendered for the Company by MNP, LLP for the year ended June 30, 2015 were $42,265 and for the year ended June 30, 2014 were $20,000, and are summarized and included in the following table:

	2015		2014
Audit		$44,265	$28,590
Audit related	$		$0
Tax	$		$0
All other	$		$0
Total		$44,265	$28,590

Audit Related Fees

(2)

Neither Morrill & Associates or MNP, LLP billed the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2015 and 2014.

Tax Fees

(3)

The aggregate fees billed by Morrill & Associates and MNP, LLP for tax compliance, advice and planning were $0.00 for the fiscal years ended June 30, 2015 and 2014.

All Other Fees

 (4)

Neither Morrill & Associates or MNP, LLP billed the Company for any products and services other than the foregoing during the fiscal years ended 2015 and 2014.

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

10.21	Employment Agreement dated January 16, 2012, by and between Liberty Silver Corp. and Manish Z. Kshatriya.*
23.1	Consent of Morrill and Associates, LLC, Certified Public Accountants
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 28, 2015	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	September 28, 2015	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 28, 2015	By:	/s/ Timothy N. Unwin
		Name:	Timothy N. Unwin
		Title:	Director

Date:	September 28, 2015	By:	/s/ W. Thomas Hodgson
		Name:	W. Thomas Hodgson
		Title:	Director

Date:	September 28, 2015	By:	/s/ Eric R. Klein
		Name:	Eric R. Klein
		Title:	Director

Date:	September 28, 2015	By:	/s/ James J. Sbrolla
		Name:	James J. Sbrolla
		Title:	Director