Form 10-K/A
period 2015-06-30
LIBERTY SILVER CORP
filed 2015-09-29
CIK 1407583

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-K/A to Liberty Silver Corp.’s annual report of Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission on September 28, 2015 (the “form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K.  This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.**

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document. **

101

LAB XBRL Taxonomy Extension Label Linkbase Document. **

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document. **

101

DEF XBRL Taxonomy Extension Definition Linkbase Document. **

*

Previously Filed

**

Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Manish Z. Kshatriya

Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 29, 2015	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	September 29, 2015	By:	/s/ Manish Z. Kshatriya
		Name:	Manish Z. Kshatriya
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 29, 2015	By:	/s/ Timothy N. Unwin
		Name:	Timothy N. Unwin
		Title:	Director

Date:	September 29, 2015	By:	/s/ W. Thomas Hodgson
		Name:	W. Thomas Hodgson
		Title:	Director

Date:	September 29, 2015	By:	/s/ Eric R. Klein
		Name:	Eric R. Klein
		Title:	Director

Date:	September 29, 2015	By:	/s/ James J. Sbrolla
		Name:	James J. Sbrolla
		Title:	Director

4