Form 10-Q
period 2015-09-30
LIBERTY SILVER CORP
filed 2015-11-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 the Issuer had 12,354,497 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10-K for the fiscal year ended June 30, 2015, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2015

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	September 30, 2015	June 30, 2015
	$	$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	39,849	152,351
Deposit	9,137	9,627
Other assets	11,704	10,457
Prepaid expenses	120,156	121,565
Total current assets	180,846	294,000
Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(26,790)	(25,052)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,558,682	2,560,420

Total assets	2,739,528	2,854,420

LIABILITIES
Current liabilities
Accounts payable	769,440	744,815
Accrued liabilities	55,040	50,669
Interest payable	85,220	56,695
Convertible loan payable	1,050,000	1,025,000
Total current liabilities	1,959,700	1,877,179

Total liabilities	1,959,700	1,877,179

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,795,674	13,777,162
Deficit accumulated during the exploration stage	(13,028,200)	(12,812,275)
Total shareholders’ equity	779,828	977,241

Total liabilities and shareholders’ equity	2,739,528	2,854,420

Basis of presentation and going concern (note 1)
Subsequent events (note 7)

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

For the three months ended September 30,	2015	2014
	$	$

Revenue	-	-

Operating expenses
Operation and administration	149,748	193,491
Legal and accounting	52,371	169,028
Exploration	9,320	9,462
Consulting	3,000	-
Total operating expenses	214,439	371,981

Loss from operations	(214,439)	(371,981)

Other gain or interest (expense)
Gain on foreign exchange	27,039	7,276
Interest expense	(28,525)	(33,548)
Total other gain or interest (expense)	(1,486)	(26,272)

Loss before income tax	(215,925)	(398,253)
Provision for income taxes	-	-

Net loss and comprehensive loss	(215,925)	(398,253)
Loss per common share – basic and fully diluted	(0.02)	(0.07)
Weighted average common shares – basic and fully diluted	12,354,497	5,630,281

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

For the three months ended September 30,	2015	2014
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(215,925)	(398,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,512	46,075
Shares issued for services	-	261,666
Depreciation expense	1,738	1,737

Changes in operating assets and liabilities:
Decrease in deposit	490	171
Increase in other assets	(1,247)	(8,753)
(Increase) decrease in prepaid expenses	1,409	(13,580)
Increase (decrease) in accounts payable	24,625	(36,672)
Increase (decrease) in accrued liabilities	4,371	(186,191)
Increase in interest payable	28,525	33,548
Net cash used in operating activities	(137,502)	(300,252)

Cash flows from financing activities
Proceeds from convertible loan payable	25,000	25,000
Net cash from financing activities	25,000	25,000

Decrease in cash and cash equivalents	(112,502)	(275,252)
Cash and cash equivalents, beginning of period	152,351	320,309

Cash and cash equivalents, end of period	39,849	45,057

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Three Months Ended September 30, 2015

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2015. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,028,200 and further losses are anticipated in the development of its business.  The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 30, 2015, the Company completed a share consolidation of its common shares on the basis of one (1) new post-consolidation common share for every 15 pre-consolidated common shares. The number of authorized shares was not reduced as a result of this share consolidation. The 185,309,574 common shares of the Company outstanding immediately prior to consolidation were reduced to 12,354,497 common shares, as approved by shareholders at the Company’s annual general and special meeting held on December 5, 2014. No fractional shares were issued. Any fractions of a share were rounded up to the next whole common share. A new CUSIP number of 53121P206 replaced the old CUSIP number of 53121P107, to distinguish between the pre- and post-consolidated shares.  In conjunction with this share consolidation, corresponding adjustments were made in the number of options and warrants issued and outstanding, and in the exercise prices of such options and warrants. All outstanding common shares and per share amounts contained in the interim unaudited financial statements and related notes have been retroactively adjusted to reflect this share consolidation for all periods presented.

Note 2 – Nature of Operations

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3, and its telephone number is 888-749-4916. As of the date of this Form 10-Q, the Company had no subsidiaries.

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada. The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future. Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2016 is to conduct additional mineral exploration activities at the Trinity Silver property, which plan will extend into the fiscal year ending June 30, 2017. Subject to the availability of funding, operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

During the interim period ended September 30, 2015, the Company had incurred approximately $62,656 in exploration expenditures, which were reported under various line items on the statement of operations.

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

The key terms of the New Loan are as follows:

•

a total of $1,050,000 of up to $1,250,000 was advanced to Liberty by the end of the period;

•

the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the Closing Date (the “Maturity Date”). The Company has the option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period. On September 25, 2015, the Company exercised the option to extend the Maturity date to April 15, 2016;

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,050,000.  The effective interest rate on the liability component of the convertible loan is 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

The lender pursuant to the New Loan is BGCG.  Immediately following the Closing Date, BGCG and certain of its related parties owned, directly and indirectly, 8,657,417 Common Shares, which represented approximately 70.1% of the Company’s 12,354,497 issued and outstanding Common Shares on the Closing Date. Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

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

As at September 30, 2015, the aggregate weighted average intrinsic value of 13,333 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25. The 13,333 warrants expire on August 4, 2016.

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

Stock based compensation expense, resulting from the vesting of stock options, for the three months ended September 30, 2015 was $18,512 (2014 - $46,075), which is included in operation and administration expense on the statement of operations and comprehensive loss.

As at September 30, 2015 there were 1,229,334 stock options outstanding, exercisable at a weighted average exercise price of $0.61 per share, and expiring as follows: 46,667 options, exercisable at $11.25 per share, expiring on March 31, 2016; and, 1,182,667 options, exercisable at $0.1875 per share, expiring on February 17, 2020.

Note 6 – Commitments and Contingencies

Effective November 1, 2011, and terminating on April 28, 2016, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months. The Company has its head office at these premises, which is approximately 1,400 square feet. The annual base rent commitment for the Toronto head office space is $35,851 (CAD $48,094).

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months, and terminating on January 31, 2013.  The lease agreement was amended such that the term was extended for a further 24 months, and terminating on January 31, 2015, and then extended for a further 12 months, terminating on January 31, 2016. The Company has its field office and warehouse at these premises, which is approximately 5,500 square feet. The annual base rent commitment for the Sparks field office space is $30,624 for the period from February 1, 2014 to January 31, 2015, and $30,624 for the period from February 1, 2015 to February 1, 2016.

As at September 30, 2015, the Company had a commitment, for the above noted leases, of $31,121 remaining.

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

Note 7 – Subsequent Events

On November 6, 2015, the Company received a further $25,000 of the outstanding balance from the final $250,000 loan advance that had originally become due on June 30, 2015, bringing the amount advanced to $75,000 from the total amount that is overdue. The remaining $175,000 portion of the final advance remains outstanding.

The Company has evaluated subsequent events for the interim period ended September 30, 2015 through the date these interim unaudited financial statements were issued, and concluded, aside from the foregoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

To the extent either party intends to disclose data or information via press release or other similar format as may be required, the disclosing party shall provide the other party with not less than five business days’ notice of the text of the proposed disclosure, and the other party shall have the right to comment on the same.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975, and during the interim period ended September 30, 2015, the Company incurred approximately $62,656. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

It is anticipated, subject to the availability of financing, that additional exploration work will be needed, although specific plans for this additional work have not yet been finalized. It is currently anticipated that the additional exploration work to be completed will include additional drilling to upgrade the level of confidence in the mineralization and to expand the mineralized area, as well as drilling to collect metallurgical samples. The estimated budgeted cost for this additional drilling is approximately $1,500,000, which the Company currently does not have Metallurgical testing, which is budgeted to cost approximately $300,000, is expected to be undertaken for the purpose of defining the estimated silver recovery of the mineralized rock.  The Company may not be able to complete metallurgical testing with the funds currently available to it. Once adequate funding is secured, engineering design work, budgeted at approximately $500,000, is expected to be undertaken for the purpose of studying the feasibility of developing a mine, and as soon as design work is completed, permitting will need to start. The budget for permitting work is expected to be approximately $100,000. No further geophysical work is currently planned.

Subsequent Events

On November 6, 2015, the Company received a further $25,000 of the outstanding balance from the final $250,000 loan advance that had originally become due on June 30, 2015, bringing the amount advanced to $75,000 from the total amount that is overdue. The remaining $175,000 portion of the final advance remains outstanding.

The Company has evaluated subsequent events for the interim period ended September 30, 2015 through the date that these interim unaudited financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

During the three-month periods ended September 30, 2015 and 2014, the Company generated no revenue.

Operating expenses

During the three month period ended September 30, 2015, the Company reported total operating expenses of $214,439 compared to $371,981 during the three month period ended September 30, 2014, a decrease of $157,542, or approximately 42%. The net decrease in total operating expenses is comprised of: a net decrease in legal and accounting expense of $116,657; a decrease of $43,743 in operation and administration expenses; and, a nominal decrease in direct exploration expenses of $142. The decrease in these expenses was partially offset by an increase of $3,000 in consulting expense.

Legal and accounting expense decreased by net $116,657 to an expense of $52,371 during the period ended September 30, 2015, compared to a legal and accounting expense of $169,028 reported during the period ended September 30, 2014. The primary reason for the net decrease is that during the comparative period, the Company incurred substantially higher legal fees in connection with the Class Complaint against the Company, which has since been settled and dismissed.

Operation and administration expense decreased by $43,743 to an expense of $149,748 during the period ended September 30, 2015, compared to an expense of $193,491 reported during the period ended September 30, 2014.  The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased by $27,563; salaries and related expenses decreased by net $17,046; public company expenses decreased by net $14,890; and, insurance expense decreased by $3,750. These examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by an increase in Director fees of $19,500, which were accrued, but not paid, and certain other minor fluctuations in operations expenses.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended September 30, 2015, the Company incurred a total of $62,656 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $116,545 during the interim period ended September 30, 2014.

Exploration expense was virtually unchanged with a nominal decrease of $142 to and expense of $9,320 during the period ended September 30, 2015, compared to $9,462 during the comparative period.

Consulting expense increased by $3,000 during the current period ended September 30, 2015 compared to $nil during the comparative period.  The Consulting expense related to fees paid to a former employee who provides consulting services to the Company from time-to-time.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $215,925 for the three months ended September 30, 2015, compared to a net loss and comprehensive loss of $398,253 for the three months ended September 30, 2014, a change of $182,328 or approximately 46%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period, which resulted in a greater gain during the current period. The net decrease in expenses, along with the greater gain from foreign exchange, was partially offset by the increase in interest expense.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016.  In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study. As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately

$5,652,397 in expenditures related to the Trinity Project, and therefore had satisfied the $5,000,000 exploration expenditure commitment.  The Company is seeking financing, as described above, with the objective to raise approximately $5,000,000 to meet immediate financial obligations; to fund its near-term working capital requirements and fieldwork plans; to secure its interest in the Trinity property; and, subject to favorable commodity prices, continue additional development work on the property.  The additional work would consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company. The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.  Details of the New Loan are provided in Note 4 to the financial statements for the period ended September 30, 2015.

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

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to complete the bankable feasibility study and fund ongoing working capital, subject to the availability of funds, management plans to reduce overhead and maintain the Trinity Project under a care and maintenance program, until such time as the capital markets improve for junior exploration companies.

Effective December 19, 2013, 260,000 vested stock options were cancelled, and 10,000 non-vested stock options were forfeited.  Further, the Company granted 13,333 stock options at an exercise price of $1.50 each.

Effective December 21, 2013, 20,000 vested stock options had expired.

On April 8, 2014, the Company granted 333,333 stock options to purchase common shares to directors, officers, and an employee of the Company, at an exercise price of $1.50 per share and for a term of 5 years.

On June 30, 2014, the Company reached an agreement with arm’s-length creditors to settle indebtedness in the aggregate amount of $226,000 by issuing 48,800 common shares, including 25,467 common shares at a deemed price of $7.50 per share and 23,334 common shares at a deemed price of $1.50 per share.

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

As at the filing date of this Form 10-Q, there were 1,229,334 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $746,750, however the exercise prices of the stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 13,333 warrants outstanding, which may be exercised at $11.25 per common share, for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of September 30, 2015, the unaudited balance sheet reflects that the Company had: i) total current assets of $180,846, compared to total current assets of $294,000 at June 30, 2015, a decrease of $113,154, or approximately 38%; and ii) total assets of $2,739,528, compared to total assets of $2,854,420 at June 30, 2015, a decrease of $114,892, or approximately 4%. The decrease in current and total assets was primarily due to the cash used to fund working capital during the period, partially offset by the receipt of $25,000 from the new loan facility.

Total Current Liabilities and Total Liabilities

As of September 30, 2015, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,959,700, compared to total current liabilities and total liabilities of $1,877,179 at June 30, 2015, an increase of $82,521, or approximately 4%. The increase in current and total liabilities was due to: a total increase of $28,996 in accounts payable and accrued liabilities and an increase of $25,000 in convertible loan payable. Loan interest increased by $28,525 during the period.

Cash Flow – for the interim periods ended September 30, 2015 and 2014

During the three months ended September 30, 2015 cash was primarily used to fund working capital and operations. The Company reported a net decrease in cash of $112,502 during the three months ended September 30, 2015 compared to a net decrease in cash of $275,252 for the three months ended September 30, 2014. The following provides additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2015 $	2014 $

Net cash used in operating activities	(137,502)	(300,252)
Net cash provided by financing activities	25,000	25,000

Net Change in Cash	(112,502)	(275,252)

During the three months ended September 30, 2015, net cash used in operating activities was $137,502, compared to net cash used in operating activities of $300,252 during the three months ended September 30, 2014. The decrease in net cash used in operating activities of $162,750 is the result of a net loss and comprehensive loss of $215,925 during the three months ended September 30, 2015, compared to a net loss and comprehensive loss of $398,253 during the three months ended September 30, 2014, and the effects of the net changes in working capital items, which contributed to an increase in cash of $58,173 during the three months ended September 30, 2015, compared to net changes in working capital items, which contributed to a decrease in cash of $211,477 during the comparative period. The decrease in net loss and comprehensive loss and the net changes in working capital items, both of which contributed to less cash being used in the current period, was partially offset by non-cash items of $20,250 being reported during the three months ended September 30, 2015, compared to $309,478 of non-cash items being reported during the comparative period.

During the three months ended September 30, 2015 and September 30, 2014, the Company did not use any cash in investing activities.

During the three months ended September 30, 2015 and September 30, 2014, the Company reported $25,000 of cash from financing activities.  During both of the comparative periods, the Company had advanced $25,000 from the convertible loan facility.

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of September 30, 2015, management concluded that the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

Date:  November 13, 2015

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Chief Financial Officer and Secretary

Date:  November 13, 2015