Form 10-Q
period 2015-12-31
LIBERTY SILVER CORP
filed 2016-02-12
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 12, 2016 the Issuer had 12,354,497 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2015

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	December 31, 2015	June 30, 2015
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	6,630	152,351
Deposit	3,415	9,627
Other assets	14,201	10,457
Prepaid expenses	114,623	121,565
Total current assets	138,869	294,000

Property and equipment
Furniture and office equipment	34,732	34,732
Accumulated depreciation	(28,526)	(25,052)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,556,946	2,560,420

Total assets	2,695,815	2,854,420

LIABILITIES

Current liabilities
Accounts payable	669,783	744,815
Accrued liabilities	74,667	50,669
Interest payable	124,388	56,695
Convertible loan payable	1,125,000	1,025,000
Total current liabilities	1,993,838	1,877,179

Total liabilities	1,993,838	1,877,179

Commitments and contingencies (note 6)

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,810,914	13,777,162
Deficit accumulated during the exploration stage	(13,121,291)	(12,812,275)
Total shareholders’ equity	701,977	977,241

Total liabilities and shareholders’ equity	2,695,815	2,854,420

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)
	For the Three Months ended December 31,		For the Six Months ended December 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Operation and administration	126,355	149,000	276,104	342,586
Exploration	8,773	108,446	18,093	117,908
Legal and accounting	(68,379)	(4,209)	(16,009)	164,819
Consulting	3,000	-	6,000	-
Total operating expenses	69,749	253,237	284,188	625,313

Loss from operations	(69,749)	(253,237)	(284,188)	(625,313)

Other income or gain (expense or loss)
Gain on foreign exchange	15,826	13,405	42,865	20,681
Interest expense	(39,168)	(14,033)	(67,693)	(47,581)
Total other income or gain (expense or loss)	(23,342)	(628)	(24,828)	(26,900)

Loss before provision for income taxes	(93,091)	(253,865)	(309,016)	(652,213)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	(93,091)	(253,865)	(309,016)	(652,213)
Loss per common share – basic and fully diluted	(0.01)	(0.02)	(0.03)	(0.08)
Weighted average common shares – basic and fully diluted	12,354,497	11,125,434	12,354,497	8,401,652

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

For the six months ended December 31,	2015	2014
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(309,016)	(652,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	33,752	115,747
Shares issued to settle contractual obligations	-	38,654
Shares issued for services	-	346,666
Depreciation expense	3,474	3,474

Changes in operating assets and liabilities:
(Increase) decrease in deposit	6,212	450
(Increase) decrease in other assets	(3,744)	4,168
(Increase) decrease in prepaid expenses	6,942	(31,214)
Increase (decrease) in accounts payable	(75,032)	(135,352)
Increase (decrease) in accrued expenses	23,998	(357,112)
Increase in interest payable	67,693	8,928
Net cash used in operating activities	(245,721)	(657,804)

Cash flows from financing activities
Proceeds from convertible loan payable	100,000	750,000
Issue costs	-	(40,400)
Net cash from financing activities	100,000	709,600

Increase (decrease) in cash and cash equivalents	(145,721)	51,796
Cash and cash equivalents, beginning of period	152,351	320,309

Cash and cash equivalents, end of period	6,630	372,105

Supplemental Disclosures:

Non-cash financing activities:
Common stock issued to settle loan payable	-	1,210,000

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2015

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2015. The interim results for the period ended December 31, 2015 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $13,121,291 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”). The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project. Under the terms of the Purchase Agreement, the Company provided cash consideration of $250,000 and issued 172,222 restricted shares of common stock of the Company to Seller. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed with Reservation of Royalty Hi Ho Silver Claims.

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

During the interim period ended December 31, 2015, the Company had incurred approximately $89,460 in exploration expenditures, which were reported under various line items on the statement of operations.

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

•

a total of $1,125,000 of up to $1,250,000 was advanced to Liberty by the end of the period;

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,125,000. The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

As at December 31, 2015, the Company had only received $125,000 of the final advance of $250,000, which had become due on June 30, 2015. The remaining $125,000 portion of the advance remains outstanding.

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

Warrants

As at December 31, 2015, the aggregate weighted average intrinsic value of 13,333 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25. The 13,333 warrants expire on August 4, 2016.

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

Stock based compensation expense, resulting from the vesting of stock options, for the three months ended December 31, 2015 was $15,240 (2014 - $69,672), which is included in operation and administration expense on the statement of operations and comprehensive loss.

Stock based compensation expense, resulting from the vesting of stock options, for the six months ended December 31, 2015 was $33,752 (2014 - $115,747), which is included in operation and administration expense on the statement of operations and comprehensive loss.

As at December 31, 2015 there were 1,229,334 stock options outstanding, exercisable at a weighted average exercise price of $0.61 per share, and expiring as follows: 46,667 options, exercisable at $11.25 per share, expiring on March 31, 2016; and, 1,182,667 options, exercisable at $0.1875 per share, expiring on February 17, 2020.

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

As at December 31, 2015, the Company had a commitment, for the above noted leases, of $14,502 remaining.

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

Employees

The Company currently has three employees: Manish Z. Kshatriya, the President and Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Board; and, two independent directors serving on the Company’s board of directors.

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

Deed With Reservation of Royalty Hi Ho Silver Claims.

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”). The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project. Under the terms of the Purchase Agreement, the Company provided cash consideration of $250,000 and issued 172,222 restricted shares of common stock of the Company to Seller. In addition the Seller was granted a 2% net smelter royalty on future production from the Hi Ho Properties pursuant to the terms of a Deed with Reservation of Royalty Hi Ho Silver Claims.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975, and during the interim period ended December 31, 2015, the Company incurred approximately $89,460. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

Subsequent Events

The Company has evaluated subsequent events for the interim period ended December 31, 2015 through the date that these interim unaudited financial statements were issued, and concluded that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2015 as compared to the three and six months ended December 31, 2014. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenue

During the three-month periods ended December 31, 2015 and 2014, the Company generated no revenue.

Operating expenses

During the three month period ended December 31, 2015, the Company reported total operating expenses of $69,749 compared to $253,237 during the three month period ended December 31, 2014, a decrease of $183,488, or approximately 72%. The net decrease in total operating expenses is comprised of: a decrease in direct exploration expenses of $99,673; a decrease in legal and accounting expense of $64,170; and, a decrease of $22,645 in operation and administration expenses. The decrease in these expenses was partially offset by an increase of $3,000 in consulting expense.

Exploration expense decreased by $99,673 to an expense of $8,773 during the period ended December 31, 2015, compared to exploration expense of $108,446 reported during the period ended December 31, 2014.  During the comparative period, pursuant to the Earn-In Agreement with Renaissance, the Company paid approximately $68,000 in rental payments for not incurring a minimum threshold of expenditures on the property. The Company also made payments of approximately $29,000 relating to work done on the property during the comparative period that were not incurred during the current period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended December 31, 2015, the Company incurred a total of $26,804 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $111,801 during the interim period ended December 31, 2014.

Legal and accounting expense reported decreased by net $64,170 to an expense recovery of $68,379 during the period ended December 31, 2015, compared to a legal and accounting expense recovery of $4,209 reported during the period ended December 31, 2014. The primary reason for the net decrease is that during the current period, legal fees previously incurred in connection with the Class Complaint against the Company were reimbursed by the Company’s Directors’ and Officers’ insurance provider. If the reimbursement of legal fees is not considered for either period, the Company’s net legal and accounting expense during the current period would be approximately $15,000 compared to net legal and accounting expense of approximately $37,000 during the comparative period. The Class Compliant against the Company was settled in December of 2014, and the settlement was finalized and approved in August of 2015 at which time, the case against the Company was dismissed.

Operation and administration expense decreased by $22,645 to an expense of $126,355 during the period ended December 31, 2015, compared to an expense of $149,000 reported during the period ended December 31, 2014. During the comparative period, the Company realized a recovery of approximately $72,000 of investor relations expense, compared to no recovery or expense relating to investor relations expense during the current period. If the recovery of investor relations in the comparative period is not considered, then the decrease in operation and administration expense is far greater than the currently reported amount. The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased by $54,432; salaries and related expenses decreased by net $31,875; insurance expense decreased by $7,939; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases. These examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by an increase in Director fees of $19,500, which were accrued, but not paid, and certain other minor fluctuations in operations expenses.

Consulting expense increased by $3,000 during the current period ended December 31, 2015 compared to $nil during the comparative period. The Consulting expense related to fees paid to a former employee who provides consulting services to the Company from time-to-time.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $93,091 for the three months ended December 31, 2015, compared to a net loss and comprehensive loss of $253,865 for the three months ended December 31, 2014, a change of $160,774 or approximately 63%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period, which resulted in a greater gain during the current period. The net decrease in expenses, along with the greater gain from foreign exchange, was partially offset by the increase in interest expense.

Results of Operations for the six-month periods ended December 31, 2015 and December 31, 2014.

Revenue

During the six-month periods ended December 31, 2015 and 2014, the Company generated no revenue.

Operating expenses

During the six month period ended December 31, 2015, the Company reported total operating expenses of $284,188 compared to $625,313 during the six month period ended December 31, 2014, a decrease of $341,125, or approximately 55%. The net decrease in total operating expenses is comprised of: a decrease in legal and accounting expense of $180,828; a decrease in direct exploration expenses of $99,815; and, a decrease of $66,482 in operation and administration expenses. The decrease in these expenses was partially offset by an increase of $6,000 in consulting expense.

Legal and accounting expense reported decreased by net $180,828 to a net reported expense recovery of $16,009 during the period ended December 31, 2015, compared to a legal and accounting expense of $164,819 reported during the period ended December 31, 2014. The primary reason for the net decrease is that during the current and comparative periods, legal fees incurred in connection with the Class Complaint against the Company were reimbursed by the Company’s Directors’ and Officers’ insurance provider, and the legal fees incurred in connection with the Class Complaint were less during the current period, compared to the prior period. If the reimbursement of legal fees is not considered for either period, the Company’s net legal and accounting expense during the current period would be approximately $101,000 compared to net legal and accounting expense of approximately $342,091 during the comparative period. The Class Compliant against the Company was settled in December of 2014, and the settlement was finalized and approved in August of 2015 at which time, the case against the Company was dismissed.

Exploration expense decreased by $99,815 to an expense of $18,093 during the period ended December 31, 2015, compared to exploration expense of $117,908 reported during the period ended December 31, 2014. During the comparative period, pursuant to the Earn-In Agreement with Renaissance, the Company paid approximately $68,000 in rental payments for not incurring a minimum threshold of expenditures on the property. The Company also made payments of approximately $29,000 relating to work done on the property during the comparative period that were not incurred during the current period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended December 31, 2015, the Company incurred a total of $89,460 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $227,626 during the interim period ended December 31, 2014.

Operation and administration expense decreased by $66,482 to an expense of $276,104 during the period ended December 31, 2015, compared to an expense of $342,586 reported during the period ended December 31, 2014. During the comparative period, the Company realized a recovery of approximately $72,000 of investor relations expense, compared to no recovery or expense relating to investor relations expense during the current period. If the recovery of investor relations in the comparative period is not considered, then the decrease in operation and administration expense is far greater than the currently reported amount. The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased by $81,994; salaries and related expenses decreased by net $61,932; insurance expense decreased by $11,667; expenses incurred in relation to be a public company decreased by $16,467; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases. These examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by an increase in Director fees of $39,000, which were accrued, but not paid, and certain other minor fluctuations in operations expenses.

Consulting expense increased by $6,000 during the current period ended December 31, 2015 compared to a consulting expense amount of $nil during the comparative period. The Consulting expense related to fees paid to a former employee who provides consulting services to the Company from time-to-time.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $309,016 for the six months ended December 31, 2015, compared to a net loss and comprehensive loss of $652,213 for the six months ended December 31, 2014, a change of $343,197 or approximately 53%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above and fluctuations in foreign exchange period over period, which resulted in a greater gain during the current period. The net decrease in expenses, along with the greater gain from foreign exchange, was partially offset by the increase in interest expense.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company. The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 4 to the financial statements for the period ended December 31, 2015.

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

Current Assets and Total Assets

As of December 31, 2015, the unaudited balance sheet reflects that the Company had: i) total current assets of $138,869, compared to total current assets of $294,000 at June 30, 2015, a decrease of $155,131, or approximately 53%; and ii) total assets of $2,695,815, compared to total assets of $2,854,420 at June 30, 2015, a decrease of $158,605, or approximately 6%. The decrease in current and total assets was primarily due to the cash used to fund working capital during the period, partially offset by the receipt of $100,000 from the new loan facility.

Total Current Liabilities and Total Liabilities

As of December 31, 2015, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,993,838, compared to total current liabilities and total liabilities of $1,877,179 at June 30, 2015, an increase of $116,659, or approximately 6%. The increase in current and total liabilities was due to: an increase in accrued liabilities of $23,998; an increase in interest payable of $67,693; and, an increase of $100,000 in convertible loan payable. The increases in these amounts were partially offset by a decrease of $75,032 in accounts payable.

Cash Flow – for the interim periods ended December 31, 2015 and 2014

During the six months ended December 31, 2015 cash was primarily used to fund working capital and operations. The Company reported a net decrease in cash of $145,721 during the six months ended December 31, 2015 compared to a net increase in cash of $51,796 during the six months ended December 31, 2014.  The following provides additional discussion and analysis of cash flow.

	For the six months ended December 31,
	2015 $	2014 $

Net cash used in operating activities	(245,721)	(657,804)
Net cash provided by financing activities	100,000	709,600

Net Change in Cash	(145,721)	51,796

During the six months ended December 31, 2015, net cash used in operating activities was $245,721, compared to net cash used in operating activities of $657,804 during the six months ended December 31, 2014. The decrease in net cash used in operating activities of $412,083 is the result of a net loss and comprehensive loss of $309,016 during the six months ended December 31, 2015, compared to a net loss and comprehensive loss of $652,213 during the six months ended December 31, 2014, and the effects of the net changes in working capital items, which contributed to an increase in cash of $26,069 during the six months ended December 31, 2015, compared to net changes in working capital items, which contributed to a decrease in cash of $510,132 during the comparative period. The decrease in net loss and comprehensive loss and the net changes in working capital items, both of which contributed to less cash being used in the current period, were partially offset by non-cash items of $37,226 being reported during the six months ended December 31, 2015, compared to $504,541 of non-cash items being reported during the comparative period.

During the six months ended December 31, 2015 and December 31, 2014, the Company did not use any cash in investing activities.

During the six months ended December 31, 2015, the Company reported $100,000 of cash from financing activities, compared to net cash from financing activities of $709,600 during the comparative period, which was comprised of $750,000 in proceeds from the loan facility offset by $40,400 in issue costs.

Going Concern

These interim unaudited financial statement filings have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in due course of business. Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.  The going concern assumption is discussed in the financial statements Note 1 – Basis of Presentation and Going Concern.

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of December 31, 2015, management concluded that the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.

OTHER INFORMATION.

On December 11, 2015 James J. Sbrolla resigned as a Director of the Company. On January 31, 2016 W. Thomas Hodgson resigned as a Director of the Company.

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

Date:  February 12, 2016

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Chief Financial Officer and Secretary

Date:  February 12, 2016