Form 10-Q
period 2016-03-31
LIBERTY SILVER CORP
filed 2016-05-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016 the Issuer had 12,354,497 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2016

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets
As at,	March 31, 2016	June 30, 2015
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	9,393	152,351
Deposit	1,995	9,627
Other assets	15,204	10,457
Prepaid expenses	96,936	121,565
Total current assets	123,528	294,000

Property and equipment
Furniture and office equipment	-	34,732
Accumulated depreciation	-	(25,052)
Mining interests	2,550,740	2,550,740
Total property and equipment	2,550,740	2,560,420
Total assets	2,674,268	2,854,420

LIABILITIES

Current liabilities
Accounts payable	703,625	744,815
Accrued liabilities	117,596	50,669
Interest payable	166,608	56,695
Convertible loan payable	1,140,000	1,025,000
Total current liabilities	2,127,829	1,877,179
Total liabilities	2,127,829	1,877,179

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,825,336	13,777,162
Deficit accumulated during the exploration stage	(13,291,251)	(12,812,275)
Total shareholders’ equity	546,439	977,241
Total liabilities and shareholders’ equity	2,674,268	2,854,420

Basis of presentation and going concern (note 1) Subsequent event (note 7)
The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)
	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2016	2015	2016	2015
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Operation and administration	66,281	137,308	342,384	479,895
Exploration	8,773	10,042	26,867	127,949
Legal and accounting	13,022	(106,681)	(2,986)	58,138
Consulting	10,000	3,000	16,000	3,000
Total operating expenses	98,076	43,669	382,265	668,982

Loss from operations	(98,076)	(43,669)	(382,265)	(668,982)

Other income or gain (expense or loss)
(Loss) gain on foreign exchange	(29,663)	26,945	13,202	47,626
Interest expense	(42,220)	(20,342)	(109,913)	(67,924)
Total other (expense or loss) income or gain	(71,883)	6,603	(96,711)	(20,298)

Loss before income taxes	(169,959)	(37,066)	(478,976)	(689,280)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	(169,959)	(37,066)	(478,976)	(689,280)
Loss per common share – basic and fully diluted	(0.01)	(0.00)	(0.04)	(0.07)
Weighted average common shares – basic and fully diluted	12,354,497	12,354,497	12,354,497	9,695,138

The accompanying notes are an integral part of these interim unaudited financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

For the nine months ended March 31,	2016	2015
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(478,976)	(689,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	48,173	128,533
Shares issued to settle contractual obligations	-	38,654
Shares issued for services	-	346,666
Depreciation expense	4,679	5,210

Changes in operating assets and liabilities:
Decrease in deposit	7,632	981
(Increase) decrease in other assets	(4,747)	1,392
Decrease (increase) in prepaid expenses	24,629	(3,967)
Decrease in accounts payable	(41,190)	(386,631)
Increase (decrease) in accrued expenses	66,927	(374,779)
Increase in interest payable	109,913	29,271
Net cash used in operating activities	(262,958)	(903,950)

Cash flows from investing activities
Cash from the sale of furniture and equipment	5,000	-
Net cash from investing activities	5,000	-

Cash flows from financing activities
Proceeds from convertible loan payable	115,000	1,000,000
Issue costs	-	(40,400)
Net cash from financing activities	115,000	959,600

(Decrease) increase in cash and cash equivalents	(142,958)	55,650
Cash and cash equivalents, beginning of period	152,351	320,309

Cash and cash equivalents, end of period	9,393	375,959

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

For the nine months ended March 31,	2016	2015
	$	$

Supplemental Disclosures:

Cash paid for:
Interest	-	20,342

Non-cash financing activities:
Common stock issued to settle loan payable	-	1,248,653
Common stock issued to settle accounts payable	-	346,666

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2016

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2015. The interim results for the period ended March 31, 2016 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $13,291,251 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada. The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future. Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2016 was to conduct additional mineral exploration activities at the Trinity Silver property, which plan will extend into the fiscal year ending June 30, 2017. Subject to the availability of funding, operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

During the interim period ended March 31, 2015, the Company had incurred approximately $268,088 in exploration related expenditures, which were reported under various line items on the statement of operations.

During the interim period ended March 31, 2016, the Company had incurred approximately $115,234 in exploration related expenditures, which were reported under various line items on the statement of operations.

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

•

a total of $1,140,000 of up to $1,250,000 was advanced to Liberty by the end of the period;

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,140,000. The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

As at April 15, 2016, the Maturity Date, the Company has not repaid the loan and BGCG has not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan is repayable on demand and from April 15, 2016, will accrue interest until such time as the loan is repaid or converted into common shares.

As at March 31, 2016, the Company had only received $140,000 of the final advance of $250,000, which had become due on June 30, 2015. The remaining $110,000 portion of the advance remains outstanding.

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

Warrants

As at March 31, 2016, the aggregate weighted average intrinsic value of 13,333 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25. The 13,333 warrants expire on August 4, 2016.

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

Stock based compensation expense, resulting from the vesting of stock options, for the three months ended March 31, 2016 was $14,421 (2015 - $12,786), which is included in operation and administration expense on the statements of operations and comprehensive loss.

Stock based compensation expense, resulting from the vesting of stock options, for the nine months ended March 31, 2016 was $48,173 (2015 - $128,533), which is included in operation and administration expense on the statements of operations and comprehensive loss.

As at March 31, 2016 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Note 6 – Commitments and Contingencies

Effective November 1, 2011, and terminating on April 28, 2016, the Company entered into a sub-lease agreement for the lease of premises in Toronto, Ontario, Canada, for a term of 54 months. The Company had its head office at these premises, which was approximately 1,400 square feet. The annual base rent commitment for the Toronto head office space is $35,851 (CAD $48,094).  The Company negotiated and entered into an amending sub-lease agreement with its landlord to terminate the existing sub-lease agreement effective February 29, 2016. There were no adverse financial consequences or further financial obligations as a result of the early termination.

Effective February 8, 2012, the Company entered into a lease agreement for the lease of premises in Sparks, Nevada, USA, for a term of 12 months, and terminating on January 31, 2013.  The lease agreement was amended such that the term was extended for a further 24 months, and terminating on January 31, 2015, and then extended for a further 12 months, terminating on January 31, 2016. The Company had its field office and warehouse at these premises, which is approximately 5,500 square feet. The annual base rent commitment for the Sparks field office space was $30,624 for the period from February 1, 2014 to January 31, 2015, and $30,624 for the period from February 1, 2015 to February 1, 2016. The Company maintained these premises for a further two months on a month-to-month basis until a new premises was secured.

During the month of March 2016, the Company secured the rental of four storage units in Sparks, Nevada, USA, for a monthly rent payment of $457.  The leases for the new storage units can be terminated at any time upon issuing a thirty-day notice of termination without any further financial obligation.

As at March 31, 2016, the Company did not have any commitments, for the above noted leases.

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

Note 7 – Subsequent event

Subsequent to the end of the period, the Company entered into a settlement agreement and extinguished approximately $657,000 of its accounts payable in exchange for the assignment of the net proceeds resulting from an ongoing legal action.

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975, and during the interim period ended March 31, 2016, the Company incurred approximately $115,234. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

Subsequent Events

Subsequent to the end of the period, the Company entered into a settlement agreement and extinguished approximately $657,000 of its accounts payable in exchange for the assignment of the net proceeds resulting from an ongoing legal action.

The Company has evaluated subsequent events for the interim period ended March 31, 2016 through the date that these interim unaudited financial statements were issued, and concluded, aside from the forgoing, that there were no other events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2016 as compared to the three and nine months ended March 31, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue

During the three-month periods ended March 31, 2016 and 2015, the Company generated no revenue.

Operating expenses

During the three month period ended March 31, 2016, the Company reported total operating expenses of $98,076 compared to $43,669 during the three month period ended March 31, 2015, an increase of $54,407, or approximately 125%. The net increase in total operating expenses is comprised of an increase of $119,703 in the reported amount of legal and accounting expense and an increase in consulting expense of $7,000.  The increase in these expenses is partially offset by a decrease in operation and administration expense of $71,027 and a decrease of $1,269 in direct exploration expenses.

The reported amount of legal and accounting expense increased by a net amount of $119,703 to an expense of $13,022 during the period ended March 31, 2016, compared to a legal and accounting expense recovery of $106,681 reported during the period ended March 31, 2015. The primary reason for the net increase is that during the comparative period, legal fees previously incurred in connection with the Class Complaint against the Company were reimbursed by the Company’s Directors’ and Officers’ insurance provider, which resulted in the reported net expense recovery. If the reimbursement of legal fees is not considered for comparative period, the Company’s net legal and accounting expense during the comparative period was approximately $14,905, which is more comparable to the current period net expense of $13,022. The Class Compliant against the Company was settled in December of 2014, and the settlement was finalized and approved in August of 2015 at which time, the case against the Company was dismissed.

Consulting expense increased by $7,000 during the current period ended March 31, 2016 compared to $3,000 during the comparative period. The Consulting expense is comprised of fees paid to former employees who provide consulting services to the Company from time-to-time.

Operation and administration expense decreased by $71,027 to an expense of $66,281 during the period ended March 31, 2016, compared to an expense of $137,308 reported during the period ended March 31, 2015. The net decrease was comprised of certain notable fluctuations, which are as follows: director fee expense decreased by $40,261, as a result of the resignation of two directors and the reversal of previously estimated director fees payable to those directors; insurance expense decreased by $18,342; expenses related to being a public company decreased by $2,223; travel expenses decreased by $2,015; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases.

Exploration expense decreased by $1,269 to an expense of $8,773 during the period ended March 31, 2016, compared to exploration expense of $10,042 reported during the period ended March 31, 2015, which was relatively unchanged.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended March 31, 2016, the Company incurred a total of $25,774 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $40,462 during the interim period ended March 31, 2015.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $169,959 for the three months ended March 31, 2016, compared to a net loss and comprehensive loss of $37,066 for the three months ended March 31, 2015, a change of $132,893 or approximately 359%. The increase in net loss and comprehensive loss was due to: a net increase in total operating expenses as described above; fluctuations in foreign exchange period over period, which resulted in a loss during the current period, compared to a gain during the comparative period; and, an increase in interest expense.

Results of Operations for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Revenue

During the nine-month periods ended March 31, 2016 and 2015, the Company generated no revenue.

Operating expenses

During the nine month period ended March 31, 2016, the Company reported total operating expenses of $382,265 compared to $668,982 during the nine month period ended March 31, 2015, a decrease of $286,717, or approximately 43%. The net decrease in total operating expenses is comprised of: a decrease of $137,511 in operation and administration expenses; a decrease in direct exploration expenses of $101,082; and, a decrease in legal and accounting expense of $61,124. The decrease in these expenses was partially offset by an increase of $13,000 in consulting expense.

Legal and accounting expense reported decreased by net $61,124 to a net reported expense recovery of $2,986 during the period ended March 31, 2016, compared to a legal and accounting expense of $58,138 reported during the period ended March 31, 2015. The primary reason for the net decrease is that during the current and comparative periods, legal fees incurred in connection with the Class Complaint against the Company were reimbursed by the Company’s Directors’ and Officers’ insurance provider, and the legal fees incurred in connection with the Class Complaint were less during the current period, compared to the prior period. If the reimbursement of legal fees is not considered for either period, the Company’s net legal and accounting expense during the current period would be approximately $84,061 compared to net legal and accounting expense of approximately $414,410 during the comparative period. The Class Compliant against the Company was settled in December of 2014, and the settlement was finalized and approved in August of 2015 at which time, the case against the Company was dismissed.

Exploration expense decreased by $101,082 to an expense of $26,867 during the period ended March 31, 2016, compared to exploration expense of $127,949 reported during the period ended March 31, 2015. During the comparative period, pursuant to the Earn-In Agreement with Renaissance, the Company paid approximately $68,000 in rental payments for not incurring a minimum threshold of expenditures on the property. The Company also made payments of approximately $29,000 relating to work done on the property during the comparative period that were not incurred during the current period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended March 31, 2016, the Company incurred a total of $115,234 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $268,088 during the interim period ended March 31, 2015.

Operation and administration expense decreased by $137,511 to an expense of $342,384 during the period ended March 31, 2016, compared to an expense of $479,895 reported during the period ended March 31, 2015. The net decrease was comprised of certain notable fluctuations, which are as follows: stock based compensation expense decreased by $80,360; salaries and related expenses decreased by net $66,446; insurance expense decreased by $30,009; expenses incurred in relation to being a public company decreased by $18,690; net rent expense decreased by $7,345; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases. These examples of expenses comprising the total net decrease in the operation and administration expense amount were partially offset by an increase in investor relations expense of approximately $72,000. During the comparative period, the Company realized a recovery of approximately $72,000 of investor relations expense, compared to no recovery or expense relating to investor relations expense during the current period, which resulted in the increase.

Consulting expense increased by $13,000 during the current period ended March 31, 2016 compared to a consulting expense amount of $3,000 during the comparative period. The Consulting expense related to fees paid to former employees who provide consulting services to the Company from time-to-time.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $478,976 for the nine months ended March 31, 2016, compared to a net loss and comprehensive loss of $689,280 for the nine months ended March 31, 2015, a change of $210,304 or approximately 31%. The decrease in net loss and comprehensive loss was due to a net decrease in total operating expenses as described above, which was partially offset by the fluctuations in foreign exchange period over period, which resulted in a lesser gain during the current period and a larger interest expense during the current period.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which shall initially bear interest at a rate of 11% per annum and which shall be secured by a charge on all of the assets of the Company. The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the outstanding, aggregate total sum of the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 4 to the financial statements for the period ended March 31, 2016.

As at April 15, 2016, the Maturity Date of the New Loan, the Company has not repaid the loan and BGCG has not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan is repayable on demand and from April 15, 2016, will accrue interest until such time as the loan is repaid or converted into common shares.

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

As at the filing date of this Form 10-Q, there were 1,182,667 stock options outstanding, which may be exercised for gross proceeds of $221,750, however the exercise price of the stock options exceeds the market price of the Company’s shares.

As at the filing date of this Form 10-Q, there were 13,333 warrants outstanding, which may be exercised at $11.25 per common share, for gross proceeds of $150,000, however the exercise prices of these warrants exceed the market price of the Company’s shares.

Current Assets and Total Assets

As of March 31, 2016, the unaudited balance sheet reflects that the Company had: i) total current assets of $123,528, compared to total current assets of $294,000 at June 30, 2015, a decrease of $170,472, or approximately 58%; and ii) total assets of $2,674,268, compared to total assets of $2,854,420 at June 30, 2015, a decrease of $180,152, or approximately 6%. The decrease in current and total assets was primarily due to the cash used to fund working capital during the period, partially offset by the receipt of $115,000 from the new loan facility.

Total Current Liabilities and Total Liabilities

As of March 31, 2016, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $2,127,829, compared to total current liabilities and total liabilities of $1,877,179 at June 30, 2015, an increase of $250,650, or approximately 13%. The increase in current and total liabilities was due to: an increase in accrued liabilities of $66,927; an increase in interest payable of $109,913; and, an increase of $115,000 in convertible loan payable. The increases in these amounts were partially offset by a decrease of $41,190 in accounts payable.

Cash Flow – for the interim periods ended March 31, 2016 and 2015

During the nine months ended March 31, 2016 cash was primarily used to fund working capital and operations.  The Company reported a net decrease in cash of $142,958 during the nine months ended March 31, 2016 compared to a net increase in cash of $55,650 during the nine months ended March 31, 2015. The following provides additional discussion and analysis of cash flow.

	For the nine months ended March 31,
	2016 $	2015 $

Net cash used in operating activities	(262,958)	(903,950)
Net cash provided by investing activities	5,000	-
Net cash provided by financing activities	115,000	959,600

Net Change in Cash	(142,958)	55,650

During the nine months ended March 31, 2016, net cash used in operating activities was $262,958, compared to net cash used in operating activities of $903,950 during the nine months ended March 31, 2015. The decrease in net cash used in operating activities of $640,992 is the result of a net loss and comprehensive loss of $478,976 during the nine months ended March 31, 2016, compared to a net loss and comprehensive loss of $689,280 during the nine months ended March 31, 2015, and the effects of the net changes in working capital items, which contributed to an increase in cash of $163,164 during the nine months ended March 31, 2016, compared to net changes in working capital items, which contributed to a decrease in cash of $733,733 during the comparative period. The decrease in net loss and comprehensive loss and the net changes in working capital items, both of which contributed to less cash being used in the current period, were partially offset by non-cash items of $52,854 being reported during the nine months ended March 31, 2016, compared to $519,063 of non-cash items being reported during the comparative period.

During the nine months ended March 31, 2016, the Company reported $5,000 of cash from investing activities, which was generated from the sale of furniture and equipment, compared to $nil reported for investing activities during the comparative period.

During the nine months ended March 31, 2016, the Company reported $115,000 of cash from financing activities, compared to net cash from financing activities of $959,600 during the comparative period, which was comprised of $1,000,000 in proceeds from the loan facility offset by $40,400 in issue costs.

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of March 31, 2016, management concluded that the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

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

Date:  May 13, 2016

By: /s/    Manish Z. Kshatriya

 Manish Z. Kshatriya, Chief Financial Officer and Secretary

Date:  May 13, 2016