Form 10-K
period 2016-06-30
LIBERTY SILVER CORP
filed 2016-09-28
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

LIBERTY SILVER CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

390 Bay Street, Suite 806 Toronto, Ontario, Canada, M5H 2Y2
(Address of principal executive offices)

Registrant’s telephone number, including area code: 888-749-4916

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter $635,702.

As of September 28, 2016, the Issuer had 12,354,497 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

The Corporation

Liberty Silver Corp. (“Liberty Silver” or the “Company” or the “Corporation”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2, and its telephone number is 888-749-4916.

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

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat. The annual cost to maintain the 253 claims is approximately $35,420 per year ($140 per claim per year). As at June 30, 2016, due to the lack of funding available to the Company, exploration progress is not on schedule with the Company’s exploration and evaluation plan and as a result of these circumstances, the related carrying value of the properties may not be recoverable. The Company has therefore recorded an impairment charge related to the Trinity Project and reduced its carrying amount of the Trinity Project to $1 on the balance sheet for the fiscal year ended June 30, 2016.

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

Subject to the availability of funds or financing, the Company anticipates that it will begin soliciting bids for the programs necessary to obtain these permits during the fiscal year ending June 30, 2017. The cost, timing, and work schedules are not yet available.

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

Employees

The Company currently has three employees including Manish Z. Kshatriya, the President and Chief Executive Officer, Chief Financial Officer, Secretary and Director on the Board and, two independent directors serving on the Company’s Board of Directors.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

Office Space

In order to reduce overhead costs, the Company did not renew its leases for office space in Toronto, Ontario or its field office and warehouse space in Sparks, Nevada, when they became due during the fiscal year ended June 30, 2016. The following leases were discontinued during the year:

The Company had a lease agreement for office space at 181 Bay Street, Suite 2330, Toronto, Ontario, Canada, M5J 2T3. The monthly base rent was approximately $3,243 (CA $4,007). The term of the lease was for fifty-four months and was terminated early at the end of January 2016.

The Company had a lease agreement for a field office at 808 Packer Way, Sparks, NV 89431. The monthly base rent was $2,552 plus Common Area Reimbursement of $370 and Property Tax of $250. The term of the lease was for twelve months and terminated on January 31, 2016.

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
Carson City
Austin
Eureka
Sugarville
UTAH
Ely
NEVADA
Hawthorne
Bridgeport
Tonopah
Pioche
Goldfield
Tempiute
Cedar City
Merced
Saint George
Fresno
Independence
Amargosa Valley
Mount Trumbull
Visalia
Las Vegas
Ridgecrest
Searchlight
Bakersfield
CALIFORNIA
Cima
Kingman
Barstow
ARIZONA
Lancaster
0 5 10 20
Miles

MAP* SHOWING LOCATION OF THE TRINITY SILVER OPEN PIT MINE, PERSHING COUNTY, NEVADA

OREGON
HARNEY
MALHEUR
LAKE
CALIFORNIA
WASHOE
HUMBOLDT
PERSHING
LANDER
CHURCHILL
STOREY
LYON
DOUGLAS
CARSON CITY
PLUMAS
SIERRA
NEVADA
PLACER
ELDORADO
N
Trinity Silver mine
Winnemucca
Battle Mountain
Fallon
Reno
Lovelock
Pyramid Lake
Scale
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

It is estimated that: during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses; during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses; during the fiscal year ending June 30, 2013, the Company incurred approximately $3,234,201 in exploration expenses; during the fiscal year ending June 30, 2014, the Company incurred approximately $470,333 in exploration expenses; during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975 in exploration expenses; and, that during the fiscal year ended June 30, 2016, the Company incurred approximately $128,690 in exploration expenses. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

On December 8, 2014, without in any way acknowledging any fault or liability, the Company reached a settlement in principle, providing for a payment of $1 million cash, which was paid by the Company's D&O insurance carriers. On August 17, 2015, with no admission of fault or liability by the Liberty Silver Parties, the Court approved the settlement class and fully and finally dismissed with prejudice all claims against Liberty Silver, Geoffrey Browne, and William Tafuri in the litigation. Although defendants continue to deny plaintiffs' allegations, the Company believed it was in the best interests of its stockholders to focus its attention on its business and put the matter behind it.

The Company is currently a party to litigation, which it initiated against Liberty International Underwriters, Inc., the underwriter of its directors and officers liability insurance. The case is captioned: Liberty Silver Corp. v. Liberty International Underwriters, Court File No. CV-15-529239, filed on May 29, 2015, in the Ontario Superior Court of Justice. In the legal action, the Company is seeking payment of legal fees incurred in connection with SEC and OSC cease trade orders. (See “Management Discussion and Analysis – Results of Operation, Expenses for additional discussion regarding the factual basis of the claim).

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

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As a result of the Company’s common stock being delisted from the TSX and the OTCBB, there is no trading information available for the two most recently completed yearends. The high and low closing prices of the Company’s common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

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

As of September 28, 2016, there were 12,354,497 shares of common stock issued and outstanding held by approximately 27 registered stockholders of record of the Company's common stock.

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

Background and Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada and intends to engage in efforts to develop the Trinity Project. Subject to the availability of sufficient funding, the plan of operation for the fiscal year ending June 30, 2017 is to conduct mineral exploration activities and production planning at the Trinity Silver property. Operations at the Trinity Project, in due course, will consist of (i) an effort to expand the known resource through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) engineering design related to potential construction of a new mine. Exploration of the property will be conducted simultaneously with the potential mine development in order to locate additional resources.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2016 as compared to the fiscal year ended June 30, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2016 and 2015

Revenue

During the fiscal years ended June 30, 2016 and June 30, 2015, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2016, the Company reported total operating expenses of $2,355,766 as compared to $950,133 during the fiscal year ended June 30, 2015, an increase of $1,405,633 or approximately 148%. The increase in total operating expenses is primarily due to the impairment in mining interests, partially offset by decreases in: legal and accounting expense; operation and administration expense; exploration expense; and, consulting expense.

Impairment in mining expense of $2,550,739 was reported during the fiscal year ended June 30, 2016, compared to no impairment expense during the previous fiscal year. Due to the lack of funding available to the Company, exploration progress is not on schedule with the Company’s exploration and evaluation plan and as a result of these circumstances, the related carrying value of the properties may not be recoverable. The Company has therefore recorded an impairment charge related to the Trinity Project and reduced its carrying amount of the Trinity Project to $1 on the balance sheet for the fiscal year ended June 30, 2016.

Legal and accounting expense decreased by $745,725 resulting in an expense recovery of $666,166 during the fiscal year ended June 30, 2016, compared to a legal and accounting expense of $79,559 reported during the fiscal year ended June 30, 2015. The Company had incurred substantial legal fees during the fiscal years ended June 30, 2013 and 2014 in connection with SEC and OSC cease trade orders issued in October 2012, and until recently most of those fees were being reported in accounts payable. As the legal fees were incurred, the Company submitted a claim for reimbursement from the insurance underwriter pursuant to the terms of its directors’ and officers’ insurance policy. The insurance underwriter denied coverage of this claim and the Company has since retained legal counsel, on a contingent fee basis, and is challenging the position taken by Liberty International Underwriters Inc., the insurance underwriter, through litigation. In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees. Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders. Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands of causes of action, in respect of the accounts rendered by the law firms. As a result of entering into the Assignment Agreement with the various law firms that were owed fees in connection with the SEC and OSC cease trade orders, the Company was able to extinguish approximately $708,000 of liabilities from its balance sheet and record a corresponding legal fees expense recovery in the statements of operations. Without considering the legal fees expense recovery, the Company incurred approximately $41,834 in other legal fees related to normal operations during the year, compared to $79,559 during the previous year.

Operation and administration expense decreased by $215,122 to $418,920 during the fiscal year ended June 30, 2016, compared to an expense of $634,042 reported during the fiscal year ended June 30, 2015. With the exception of investor relations expense, almost all other expenses, which comprise the overall operations and administrative expenses, decreased during the current fiscal year. Certain examples of significant expense reductions are as follows: salaries and benefits expense decreased by $183,155; insurance expense decreased by $48,978; rent expense decreased by 29,227; expenses related to being a public company decreased by $20,590; communications and office expenses decreased by $6,467; and travel expense decreased by $6,240. The Company did not incur any investor relations expense during the fiscal year ended June 30, 2016, however, during the previous year, a recovery of $72,332 in investor relations expense was reported, which resulted in the reported increase during the current year.

Exploration expense decreased by $179,259 to $36,273 during the fiscal year ended June 30, 2016, compared to an expense of $215,532 reported during the period ended June 30, 2015. The decrease during the current year was primarily due to the lack of available funding to the Company, and as a result, the plan of exploration and development of the Trinity Project has not been on course. Further, during the previous year, the Company reported certain payments that it was obliged to pay, pursuant to the Earn-In Agreement, for not incurring a minimum amount of exploration expenditures in the year, as described in the Earn-In Agreement.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the fiscal year ended June 30, 2016, the Company incurred a total of $128,960 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $398,975 during the fiscal year ended June 30, 2015.

Consulting expense decreased by $5,000 to $16,000 during the fiscal year ended June 30, 2016, as compared to an expense of $21,000 reported during the year ended June 30, 2015. During the previous fiscal year ended June 30, 2015, effective January 1, 2015, and for a period of twelve months thereafter, the Company paid a retainer of $1,000 per month to a consultant for geological and related services. The Company also paid $15,000 consulting fee for assistance with matters relating to the Trinity property. During the current fiscal year ended June 30, 2016, the Company incurred the final $6,000 in consulting expenses for the geological services consultant and incurred $10,000 in consulting expenses for assistance with certain agreements relating to the Trinity Project.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $2,497,765 for the fiscal year ended June 30, 2016, as compared to a net loss and comprehensive loss of $1,012,435 for the fiscal year ended June 30, 2015, a change of $1,485,330 or approximately 147%. The increase in net loss and comprehensive loss was due to a net increase in total operating expenses of $1,405,633 as outlined above, and further increased by the increase in net total other expense or loss of $79,697 during the fiscal year ended June 30, 2016.

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016. In addition, by the end of March 29, 2017, the Company is required to produce a bankable feasibility study. As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore has satisfied the $5,000,000 exploration expenditure commitment. The Company is seeking financing, as described above, with the objective to raise at least $2,500,000 to meet its immediate financial obligations and to fund its near-term working capital requirements and fieldwork plans. The Company also has the objective to raise additional capital, within the next six months, to secure its interest in the Trinity property, and subject to favorable commodity prices, continue additional development work on the property. The additional work would consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

Ordinarily the primary source for capital for the Company would be the equity markets, although since November 2013, the only source of capital funds has been loans. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets and the Company’s financial condition. The Company has not entered into an agency agreement or arrangement with any financial institution or investor group to raise capital at this time.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 5 to the financial statements for the year ended June 30, 2016.

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

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to complete the bankable feasibility study and fund ongoing working capital, management plans to continue operations with the currently reduced overheads and to maintain the Trinity Project under a care and maintenance program, until such time as the capital markets improve for junior exploration companies. In order to secure the Company’s interest in the Trinity Project before March 29, 2017, on April 17, 2015 the Company signed a non-binding letter of intent with Renaissance to allow Liberty to purchase a 100% interest in the Trinity Silver property for $1,000,000. Renaissance was paid $50,000 upon execution of the letter of intent, of which $15,000 was non-refundable. The remaining $950,000 is to be paid in stages over an eighteen-month period from the closing of an amended agreement. This purchase was contingent upon certain renegotiations with the underlying owner Newmont being achieved. The Company negotiated with Newmont the revision of the existing NSR royalty obligation to Newmont from 5% to a revised NSR royalty obligation of 3.125%. The Company also negotiated the elimination of any joint venture options or back in rights to Newmont whatsoever. In consideration for the reduction in the NSR royalty obligation and the elimination of any joint venture options or back in rights, Liberty agreed to pay $1,000,000 to Newmont, staged in four payments over eighteen months. Liberty, Renaissance and Newmont have since signed a non-binding letter of intent agreeing to those revised terms of the underlying agreement with an effective date of February 2, 2016, with the amended agreement to be finalized within six months from the effective date of the letter of intent. The Company did not raise the funds that would be required to close the amended agreement within six months from the effective date of the letter of intent; however, the Company continues to seek the funds necessary to complete this or a similar transaction with Renaissance and Newmont and will attempt to reengage with them in the event that the required funds are raised.

On November 14, 2014, the vested and non-vested portion of the 400,000 stock options granted to purchase common shares by directors, officers and employees were cancelled or forfeited.

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of five years.

As at the filing date of this Form 10-K, there were 1,182,667 stock options outstanding, which may be exercised at various exercise prices, for gross proceeds of $221,750, however the exercise prices of the stock options exceed the market price of the Company’s shares.

As at the filing date of this Form 10-K, there were no warrants outstanding. The 13,333 warrants that were reported as outstanding in financial statements as at June 30, 2016 expired on August 4, 2016.

Current Assets and Total Assets

As of June 30, 2016, the Company’s audited balance sheet reflects that the Company had: i) total current assets of $112,236, compared to total current assets of $294,000 at June 30, 2015, a decrease of $181,764, or approximately 62%; and ii) total assets of $112,237, compared to total assets of $2,854,420 at June 30, 2015, a decrease of $2,742,183 or approximately 96%. The net decrease in current assets was primarily due to the decrease in cash year-over-year, and the decrease in prepaid expenses. The other current assets experienced moderate changes resulting in a modest change to the current assets. The net decrease in total assets was primarily due to the impairment of mining interests reported during the current year, which resulted in a decrease to net total assets of 2,550,739.

Total Current Liabilities and Liabilities

As of June 30, 2016, the Company’s audited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,571,800, compared to total current liabilities and total liabilities of $1,877,179 at June 30, 2015, a decrease of $305,379 or approximately 16%. The decrease in liabilities was due to: a decrease in accounts payable of $698,742, which was the result of the Assignment Agreement discussed in the Expenses section of the Results in Operations section of this Form 10-K. The decrease in accounts payable was partially offset by: an increase in accrued liabilities of $101,483; an increase in interest payable of $152,965; and, an increase in loan payable of $138,915.

Cash Flow

During the fiscal year ended June 30, 2016 cash was primarily used to fund operations. The Company reported a net decrease in cash during both the fiscal years ended June 30, 2016 and 2015. See below for additional discussion and analysis of cash flow.

	For the years ended June 30,
	2016	2015
	$	$
Net cash used in operating activities	(286,905)	(1,152,588)
Net cash from investing activities	5,000	-
Net cash from financing activities	138,915	984,600
Net increase (decrease) cash	(142,990)	(167,958)

During the year ended June 30, 2016, net cash used in operating activities was $286,905, compared to net cash used in operating activities of $1,152,588 during the year ended June 30, 2015. The decrease in net cash used in operating activities of $865,653 is due to: an increase in non-cash adjustment items of $2,066,321 from $555,059 during the year ended June 30, 2015 to $2,621,380 during the year ended June 30, 2016; and, net changes in working capital items resulting in a decrease to cash of $410,520 during the year ended June 30, 2016 compared to net changes in working capital items resulting in a decrease to cash of $695,182 during the previous year. The net changes in non-cash and working capital items year-over-year that resulted in an decrease to cash used in operations, was partially offset by the greater net loss and comprehensive loss during the current year when the Company reported a loss of $2,497,765, compared to the previous year when the Company reported a loss of $1,012,435.

During the years ended June 30, 2016 net cash from investing activities was $5,000, compared to net cash from investing activities of $Nil during the fiscal year 2015. During the year ended June 30, 2016, the Company received $5,000 from the sale of its furniture and equipment.

During the year ended June 30, 2016, net cash from financing activities was $138,915, compared to net cash from financing activities of $984,600 during the fiscal year 2015. During the year ended June 30, 2016, the Company received $138,915 pursuant to its New Loan Agreement. The amount received during the year was a portion of the final advance $250,000 that had become due, pursuant to the New Loan Agreement, on June 30, 2015. As at June 30, 2016, the Company was owed $86,085 pursuant to the New Loan, however subsequent to the end of the year, the Company received the remaining $86,085 of the final advance, and the $1,250,000 New Loan has been fully utilized. During the year ended June 30, 2015, the Company received gross proceeds of $1,025,000 pursuant to the New Loan Agreement entered into on October 17, 2014. The cash received pursuant to the New Loan, was partially offset by cash issue costs incurred in connection with the common shares that were issued upon the conversion of the Original Loan.

Subsequent Events

As at June 30, 2016, the Company had only received $163,915 of the final advance of $250,000, which had become due on June 30, 2015, pursuant to the New Loan with BGCG described in Note 5 convertible loan payable. Subsequent to the end of the year, the Company received the remaining $86,085 of the final advance, and the $1,250,000 New Loan has been fully utilized.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

LIBERTY SILVER CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Stockholders of Liberty Silver Corp.

We have audited the accompanying balance sheets of Liberty Silver Corp. as of June 30, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. Liberty Silver Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Silver Corp. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants Licensed Public Accountants

Mississauga, Ontario

September 28, 2016

Liberty Silver Corp.
(An Exploration Stage Company)
Balance Sheets

As at June 30,	2016	2015
	$	$
ASSETS

Current assets
Cash and cash equivalents	9,361	152,351
Deposit	-	9,627
Other assets	17,266	10,457
Prepaid expenses	85,609	121,565
Total current assets	112,236	294,000

Property and equipment
Furniture and office equipment	-	34,732
Accumulated depreciation	-	(25,052)
Mining interests	1	2,550,740
Total property and equipment	1	2,560,420

Total assets	112,237	2,854,420

LIABILITIES

Current liabilities
Accounts payable	46,073	744,815
Accrued liabilities	152,152	50,669
Interest payable	209,660	56,695
Convertible loan payable	1,163,915	1,025,000
Total current liabilities	1,571,800	1,877,179

Total liabilities	1,571,800	1,877,179

Commitments and contingencies (note 7)	-	-

SHAREHOLDERS' (DEFICIENCY) EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized; Nil and Nil preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized; 12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,838,123	13,777,162
Deficit accumulated during the exploration stage	(15,310,040)	(12,812,275)
Total shareholders’ (deficiency) equity	(1,459,563)	977,241

Total liabilities and shareholders’ (deficiency) equity	112,237	2,854,420

Going concern (note 1)
Subsequent event (note 9)

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Operations and Comprehensive Loss

For the years ended June 30,	2016	2015
	$	$

Revenue	-	-

Operating expenses
Operation and administration	418,920	634,042
Exploration	36,273	215,532
Legal and accounting (note 7)	(666,166)	79,559
Consulting	16,000	21,000
Impairment of mining interests	2,550,739	-
Total operating expenses	2,355,766	950,133

Loss from operations	(2,355,766)	(950,133)

Other income or gain (expense or loss)
Gain on foreign exchange	10,966	33,047
Interest expense	(152,965)	(95,349)
Total other income or gain (expense or loss)	(141,999)	(62,302)

Loss before income tax	(2,497,765)	(1,012,435)
Provision for income taxes	-	-

Net loss and comprehensive loss	(2,497,765)	(1,012,435)
Loss per common share – basic and fully diluted	(0.20)	(0.10)
Weighted average common shares – basic and fully diluted	12,354,497	10,356,471

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Stockholders' (Deficiency) Equity
For the years ended June 30, 2016 and 2015

	Common Stock		Additional Paid in	Deficit Accumulated During Exploration	Total Stockholders' (Deficiency)
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, July 1, 2014	5,648,263	5,648	12,066,155	(11,799,840)	271,963

Stock based compensation	-	-	162,794	-	162,794
Issue costs	-	-	(40,400)	-	(40,400)
Shares for non-cash:
Shares issued at $7.50 per share (1)	46,222	46	346,619	-	346,665
Shares issued at $0.1875 per share (2)	6,659,487	6,659	1,241,995	-	1,248,654
Shares issued and adjustments made as a result of a share consolidation (3)	525	1	(1)	-	-
Net loss for the year ending June 30, 2015	-	-		(1,012,435)	(1,012,435)

Balance, June 30, 2015	12,354,497	12,354	13,777,162	(12,812,275)	977,241

Stock based compensation	-	-	60,961	-	60,961
Net loss for the year ending June 30, 2016	-	-	-	(2,497,765)	(2,497,765)

Balance, June 30, 2016	12,354,497	12,354	13,838,123	(15,310,040)	(1,459,563)

(1)	hares issued for services
(2)	Shares issued upon the conversion of a loan payable
(3)	The Company consolidated its outstanding shares on the basis of 1 new for every 15 old shares and any fractional shares were rounded up, resulting is extra shares being issued

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

For the years ended June 30,	2016	2015
	$	$
Cash flows from operating activities
Net loss and comprehensive loss	(2,497,765)	(1,012,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mining interests	2,550,739	-
Stock based compensation	60,961	162,794
Shares issued for services	-	346,665
Shares issued to settle contractual obligations	-	38,654
Depreciation expense	4,680	6,946

Changes in operating assets and liabilities:
(Increase) decrease in deposit	9,627	840
(Increase) decrease in other assets	(6,809)	(839)
(Increase) decrease in prepaid expenses	35,956	(2,453)
Increase (decrease) in accounts payable	(698,742)	(378,524)
Increase (decrease) in accrued liabilities	101,483	(370,901)
Increase in interest payable	152,965	56,695
Net cash used in operating activities	(286,905)	(1,152,558)

Cash flows from investing activities
Cash received from sale of furniture and office equipment	5,000	-
Net cash from investing activities	5,000	-

Cash flows from financing activities
Proceeds from convertible loan payable	138,915	1,025,000
Issue costs	-	(40,400)
Net cash from financing activities	138,915	984,600

Increase (decrease) in cash and cash equivalents	(142,990)	(167,958)
Cash and cash equivalents, beginning of year	152,351	320,309

Cash and cash equivalents, end of year	9,361	152,351

The accompanying notes are an integral part of these financial statements

F-5

Liberty Silver Corp.
(An Exploration Stage Company)
Statements of Cash Flows

For the years ended June 30,	2016	2015
	$	$

Supplemental Disclosures:

Cash paid for:
Interest	-	-
Income tax	-	-

Non-cash financing activities:
Common stock issued to settle debt for services	-	346,665
Common stock issued to settle loan payable	-	1,248,654

The accompanying notes are an integral part of these financial statements

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Audited Financial Statements

For the Fiscal Year End June 30, 2016 and 2015

Note 1 – Nature and Continuance of Operations and Going Concern

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2, and its telephone number is 888-749-4916. As of the date of this Form 10-K, the Company has no subsidiaries.

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada. The Company is currently in the exploration phase of the Trinity Project, and has not yet commenced development stage activities, however, with the availability of adequate funding, the Company intends to engage in efforts to develop the Trinity Project in the future. Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2017 is to conduct additional mineral exploration activities at the Trinity Silver property. Operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,310,040 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability. The Company currently does not own any furniture or office equipment as its depreciable assets.

e. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of June 30, 2016, due to the lack of funding available to the Company, exploration progress is not on schedule with the Company’s exploration and evaluation plan and as a result of these circumstances, the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis is performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Material changes to any of these factors or assumptions discussed above resulted in an impairment charge of $2,550,739 for the year ended June 30, 2016 (2015 – Nil).

f. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At June 30, 2016 and 2015, the Company has not taken any tax positions that would require disclosure under ASC 740.

i. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable. As of June 30, 2016, 1,182,667 stock options and 13,333 warrants were considered in the calculation but not included, as they were anti-dilutive.

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

Note 3 – New and Recently Adopted Technical and Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting.

In November 2015, FASB issued Accounting Standard Update (“ASU”) No. 2015-17, Income taxes – Balance Sheet Classification of Deferred Taxes. The standard changes how deferred taxes are classified on an entity’s balance sheets. The standard eliminated the current requirement for entities to present deferred tax liability and asses as current and noncurrent in a classified balance sheet. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adopting permitted, and may be applied prospectively or retrospectively.

In March 2016, FASB issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance requires entities to recorded all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when awards vest or are settled. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, with early adoption permitted.

In August 2016, FASB issued Accounting Standard Update (“ASU”) No. 2016-15, Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance for eight targeted changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption permitted.

The Company is currently evaluating the impacts of the adoption of the accounting standards stated above and its impact on the financial statements.

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

During the year ended June 30, 2016, the Company had incurred approximately $128,690 (2015 - $398,975) in exploration expenditures, which were reported under various line items on the statement of operations.

During the year ended June 30, 2016, the Company wrote down its mining interests to $1, and recorded an impairment of mining interest of $2,550,739 (2015 – $Nil).

Note 5 – Convertible Loan Payable

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

The key terms of the New Loan are as follows:

•	a total of $1,163,915 of up to $1,250,000 was advanced to Liberty during the years ended June 30, 2016 and 2015.

•	the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”). The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•	the New Loan is secured by a charge on all of the assets of the Company; and

•	BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,163,915. The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

The lender pursuant to the New Loan is BGCG. Immediately following the closing date, BGCG and certain of its related parties owned, directly and indirectly, 8,657,417 Common Shares, which represented approximately 70.1% of the Company’s 12,353,972 issued and outstanding Common Shares on the closing date of the New Loan. Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

As at April 15, 2016, the Maturity Date, the Company has not repaid the loan and BGCG has not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan is repayable on demand and from April 15, 2016, will accrue interest until such time as the loan is repaid or converted into common shares.

As at June 30, 2016, the Company had only received $163,915 of the final advance of $250,000, which had become due on June 30, 2015. Subsequent to the end of the year, the Company received the remaining $86,085 of the final advance, and the $1,250,000 New Loan has been fully utilized.

Note 6 - Capital Stock, Warrants and Stock Options

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

Warrants

As at June 30, 2016, the aggregate weighted average intrinsic value of 13,333 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25. The 13,333 warrants expired on August 4, 2016.

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

Stock based compensation expense, resulting from the vesting of stock options for the year ended June 30, 2016 was $60,961 (2015 - $162,794), which is included in operation and administration expense on the statements of operations and comprehensive loss.

The fair value of stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average life

2015	1.62% – 2.09%	0%	125.00% - 127.32%	5 years

The following table summarizes the stock option activity during the period being reported on and ending June 30, 2016:

Description	Options	Weighted average exercise price ($)
Outstanding, July 1, 2014	446,667	3.75
Granted	1,182,667	0.1875
Exercised	-	-
Expired or forfeited	400,000	2.80
Outstanding, June 30, 2015	1,229,334	0.61
Exercisable, June 30, 2015	440,889	1.36

Outstanding, July 1, 2015	1,229,334	0.61
Granted	-	-
Exercised	-	-
Expired or forfeited	46,667	11.25
Outstanding, June 30, 2016	1,182,667	0.1875
Exercisable, June 30, 2016	1,182,667	0.1875

The following table summarizes the information on stock options outstanding at June 30, 2016:

Stock options outstanding				Stock options exercisable
Exercise prices	Number of options	Weighted average exercise price	Weighted average remaining life in years	Number of options	Weighted average exercise price

$0.1875	1,182,667	$0.1875	3.64	1,182,667	$0.1875

As at June 30, 2016 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Note 7 – Commitments and Contingencies

As at June 30, 2016, the Company does not have any commitments in respect of operating leases.

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

The Company had incurred substantial legal fees in prior fiscal years in connection with SEC and OSC cease trade orders issued in October 2012, and until March 31, 2016, those fees were being reported in accounts payable. As the legal fees were incurred, the Company submitted a claim for reimbursement from the insurance underwriter pursuant to the terms of its directors’ and officers’ insurance policy. The insurance underwriter denied coverage of this claim and the Company has since retained legal counsel, on a contingent fee basis, and is challenging the position taken by Liberty International Underwriters Inc., the insurance underwriter, through litigation. In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees. Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders. Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands of causes of action, in respect of the accounts rendered by the law firms. As a result of entering into the Assignment Agreement with the various law firms that were owed fees in connection with the SEC and OSC cease trade orders, the Company was able to extinguish approximately $708,000 of liabilities from its balance sheet and record a corresponding legal fees expense recovery in the statements of operations. Without considering the legal fees expense recovery, the Company incurred approximately $41,834 in other legal fees related to normal operations.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Note 8 - Income Taxes

As of June 30, 2016, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% (2015 - 35%) to pretax loss from operations for the years ended June 30, 2016 and 2015 due to the following:

	For the Years Ended
	June 30,
	2016	2015
Loss before income taxes	$2,497,765	$1,012,435

Expected income tax recovery	(874,218)	(354,352)
Other permanent difference	22,428	57,481
Change in valuation allowance	851,790	296,871
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2016	2015
Deferred tax asset:
Net operating loss carry forward	$4,246,555	$4,185,198
Other deferred tax assets	941,639	151,206
Valuation allowance	(5,188,194)	(4,336,404)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2016	2015
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	851,790	296,871
Change in valuation allowance	(851,790)	(296,871)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2016 and 2015, the Company has an unused net operating loss carry-forward balance of $11,700,997 and $11,957,709 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2031.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2016, 2015, 2014, 2013, 2012 and 2011.

Note 9 – Subsequent event

As at June 30, 2016, the Company had received $163,915 of the final advance of $250,000 on the convertible loan, which had become due on June 30, 2015, pursuant to the New Loan with BGCG described in Note 5 convertible loan payable. Subsequent to the end of the year, the Company received the remaining $86,085 of the final advance, and the $1,250,000 New Loan has been fully utilized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 16, 2014, the Company disclosed on Form 8-K filed with the SEC, that the Company’s principal independent accountant to audit the Company’s financial statements had resigned. On September 3, 2014, the Company disclosed on Form 8-K filed with the SEC, that effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s new principal independent accountant to audit the Company’s financial statements. The Company has had no disagreements with its accountants, which would require disclosure pursuant to Item 304 of Regulation S-K.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that, as of June 30, 2016, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm.

Due to the lack of financial resources available to the Company, the duties of Chief Executive Officer and Chief Financial Officer have been combined into a single role since December 5, 2014.

There was no change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company as of June 30, 2016. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since

Manish Z. Kshatriya	43	Director, President, CEO, CFO and Secretary	January 2012
Timothy N. Unwin	73	Chairman, Director	October 2010
Eric R. Klein	56	Director	December 2013

Biographical Information

Manish Z. Kshatriya. Mr. Kshatriya currently serves as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary. He has almost 20 years of progressive experience in corporate finance, accounting, taxation and auditing obtained in public accounting practice and industry. Mr. Kshatriya’s extensive capital markets experience includes: the formation and development of mineral resource exploration companies from inception to initial public offerings; the formation and offerings of flow-through limited partnerships; mergers and acquisition activity; and proxy contests. From January 2006 until October 2011, Mr. Kshatriya worked for Augen Capital Corp., a Toronto based, Canadian listed mining merchant bank where he served as both the Director of Finance, and most recently the Chief Financial Officer. As the Director of Finance and Chief Financial Officer, Mr. Kshatriya was responsible for the management and oversight of all financial matters for Augen Capital Corp., its subsidiaries, and its flow-through limited Partnerships and mutual fund investment products. Mr. Kshatriya has also served as Chief Financial Officer or senior financial executive for various other private and publicly listed companies in the mineral resource sector. Mr. Kshatriya earned his Bachelors degree in Administrative Studies, with Honours in Accounting and Finance, from York University in Toronto, CA. He is a graduate of the director’s education program at the Institute of Corporate Directors at the Rotman School of Management, University of Toronto. He is a Chartered Professional Accountant (Chartered Accountant) and a member of the Institute of Chartered Professional Accountants of Ontario. He is also a Certified Public Accountant in the United States and a member of the Colorado State Board of Accountancy.

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

Eric R. Klein. Mr. Klein currently serves as Executive Vice President of Dundee Corporation and is a Director on the Board of the Company. Additionally, between 1993 and 2016, in various capacities, Mr. Klein has served at Farber Financial Group, Klein Farber Corporate Finance Inc., Klein Valuation Services Inc., and is currently the Managing Director and Partner at these firms. Mr. Klein’s accomplishments at these firms include the execution and closing of numerous acquisition, divestiture, financing, business valuation and strategy assignments for private and public companies as well as several utilities. Mr. Klein also currently serves as a director and Chairman of the audit committee for INV Metals Inc. and Northquest Ltd., and has been a director at these companies since 2008. Mr. Klein is also currently a director on the Board of Bonanza Blue Corp., and has been since 2011. Mr. Klein was previously a director and the Chairman of the audit committee for FMX Ventures Inc. between 2008 and 2011. Mr. Eric R. Klein is a Chartered Professional Accountant (Chartered Accountant) in the Province of Ontario, and holds the designation of Chartered Business Valuator. Mr. Klein obtained his Bachelor of Commerce degree and a graduate diploma in public accounting from McGill University. Mr. Klein’s over 20 years of experience with the various companies listed above, in the financial services sector, led the board to conclude that Mr. Klein should serve as a director of the Company.

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

The Company is currently a party to litigation, which it initiated against Liberty International Underwriters, Inc., the underwriter of its directors and officers liability insurance. The case is captioned: Liberty Silver Corp. v. Liberty International Underwriters, Court File No. CV-15-529239, filed on May 29, 2015, in the Ontario Superior Court of Justice. In the legal action, the Company is seeking payment of legal fees incurred in connection with SEC and OSC cease trade orders. (See “Management Discussion and Analysis – Results of Operation, Expenses for additional discussion regarding the factual basis of the claim).

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

Code of Ethics

The Company’s board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. The Company will provide a copy of its code of ethics, without charge, to any person upon receipt of written request for such, delivered to our corporate headquarters. All such requests should be sent care of Liberty Silver Corp, Attn: Corporate Secretary, 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2. The Company’s Code of Business Conduct and Ethics has also posted on its website at, www.libertysilvercorp.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s principal executive officer, chief financial officer and all other executive officers; the information contained below represents compensation paid, distributed or accrued to the Company’s officers for their work related to the Company.

							Non-Equity	Non-qualified
							Incentive	Deferred
Name and					Stock	Option	Plan	Compensation	All other
Principal		Salary		Bonus	Awards	Awards (2)	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)	(#)	($)	($)	($)

Manish Z. Kshatriya	2016	150,000	(1)	--	--	3,039	--	--	--	153,039
CEO and CFO	2015	140,000		--	--	3,683	--	--	--	143,683
	2014	130,000		--	--	28,737	--	--	--	158,737

___________

(1)	Due to the lack of financial resources available to the Company, the base salary, and any associated benefits have been accrued but not paid since January 1, 2016. As at June 30, 2016, the unpaid base salary obligation is $75,000, and effective the date of filing of this Form 10-K, the unpaid salary obligation has increased to approximately $112,500.

(2)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

Grant of Plan Based Awards

During the fiscal year ended June 30, 2016, there were no equity awards granted to the Company’s executive officers.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2016, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Manish Z. Kshatriya	330,000	--	--	0.1875	February 17, 2020	--	--	--	--

There were no options or other derivative securities exercised in fiscal 2016 by the named executive officers. In addition, there were no shares acquired by the named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

Change of Control Agreements

Pursuant to the employment agreement between the Company and Manish Z. Kshatriya discussed below, as at the end of the 2016 fiscal year, the Company is party to a change of control agreement with Mr. Kshatriya. In the event of Change of Control of the Company, as defined below, Mr. Kshatriya shall have the option to terminate his employment agreement within 12 months of the date on which the Change of Control occurs and shall be entitled to the payment referred to in the following section on Employment Agreements, in addition to an amount representing all business expenses reasonably incurred by Mr. Kshatriya up to the date of his termination.

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation. The Board, through its compensation committee, determines the amount of director compensation. The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2016.

	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)(3)	($)	($)(1)	($)	Earnings	($)	Total ($)

Manish Z. Kshatriya (2)	--	--	--	--	--	--	--
Timothy N. Unwin	25,500	---	2,486	---	---	--	27,986
Eric R. Klein	19,000	--	921	--	--	--	19,921

__________

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	Refer to the summary compensation table in Item 11 executive compensation.
(3)

Due to the lack of financial resources available to the Company, the fees earned have been accrued but not paid since April 1, 2015. As at June 30, 2016, the unpaid director fee obligation is CAD $55,250, and effective the date of filing of this Form 10-K, the unpaid director fee obligation has increased to approximately CAD $66,750..

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,182,667	$0.1875	52,782

Equity compensation plans not approved by security holders	-	-	-

Total	1,182,667	$0.1875	52,782

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2016, the name and the number of shares of the Company’s common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group. The beneficial ownership amount includes the underlying shares of unexercised warrants and options, as described in the footnotes to the table.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class

Common	Manish Z. Kshatriya (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	330,000	(2)	2.60%

Common	Timothy N. Unwin (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	340,001	(3)	2.69%

Common	Eric R. Klein (1) 181 Bay Street, Suite 2330 Toronto, Ontario, Canada, M5J 2T3	100,000	(4)	0.80%

Common	BG Capital Group, Ltd. Lauriston House Lower Collymore Rock Dr. P.O. Box 1132 Bridgetown, Barbados 11000	8,258,374	(5)	66.85%

Common	Robert Genovese #5 Mir Mar Villas Nassau, Bahamas	8,817,419	(6)	71.37%

Common	All Directors, Executive Officers, or Significant Employee as a Group (5 in number)	770,001		5.90%

__________

(1)	Director, Officer or Significant Employee of Company

(2)	Included in this number are 330,000 option shares because Mr. Kshatriya may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(3)	Included in this number, are (i) 70,001 shares owned directly by Mr. Unwin, and (ii) 270,000 option shares. Mr. Unwin may be deemed to be the beneficial owner of these shares because he holds the right to acquire the option shares within 60 days through the exercise of the options.

(4)	Included in this number are 100,000 option shares because Mr. Klein may be deemed to be the beneficial owner of the option shares because he holds the right to acquire these shares within 60 days through the exercise of the options.

(5)	BG Capital Group Ltd. is a private Panamanian company based in Panama. Robert Genovese, officer of BG Capital Group Ltd., makes decisions as to the voting and disposition of the securities.

(6)	This number includes 8,258,374 shares owned by BG Capital Group Ltd., 515,711 shares owned by Outlook Investments, Inc., and, 43,334 shares owned by Look Back Investments Inc. Mr. Genovese makes investment decisions for Look Back Investments, Inc., Outlook Investments, Inc., and BG Capital Group, Ltd., and may be deemed to be the beneficial owner of shares registered in the name of these entities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility (the “Original Loan”) made available by BG Capital Group Ltd. (“BGCG”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan.

The New Loan consists of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

The key terms of the New Loan are as follows:

•	a total of $1,163,915 of up to $1,250,000 was advanced to Liberty during the years ended June 30, 2016 and 2015.

•	the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”). The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•	the New Loan is secured by a charge on all of the assets of the Company; and

•	BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,163,915. The effective interest rate on the liability component of the convertible loan is 11%.

The lender pursuant to the New Loan is BGCG. Immediately following the closing date of the New Loan, BGCG and certain of its related parties owned, directly and indirectly, 8,657,417 Common Shares, which represented approximately 70.1% of the Company’s 12,353,972 issued and outstanding Common Shares on the closing date. Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

As at June 30, 2016, the Company had only received $163,915 of the final advance of $250,000, which had become due on June 30, 2015. Subsequent to the end of the year, the Company received the remaining $86,085 of the final advance, and the $1,250,000 New Loan has been fully utilized.

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

Consistent with these standards, the Company’s board of directors has determined that Timothy N. Unwin and Eric R. Klein are “independent” directors of the Company.

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

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the year ended June 30, 2016 and 2015, and is expected to serve in that capacity for the ensuing year. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the year ended June 30, 2016, were $32,500 and for the year ended June 30, 2015 were $44,265, and are summarized and included in the following table:

	2016	2015
Audit	$32,500	$44,265
Audit related	$-	$0
Tax	$-	$0
All other	$-	$0
Total	$32,500	$44,265

Audit Related Fees

(2) MNP, LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2016 and 2015.

Tax Fees

(3) The aggregate fees billed by MNP, LLP for tax compliance, advice and planning were $0.00 for the fiscal years ended June 30, 2016 and 2015.

All Other Fees

(4) MNP, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2016 and 2015.

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

(a) (1) (2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this annual report.

(a) (3) Exhibits.

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
_________

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2016	By:	/s/ Manish Z. Kshatriya
Manish Z. Kshatriya, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2016	By:	/s/ Manish Z. Kshatriya
	Name:	Manish Z. Kshatriya
	Title:	Chief Executive Officer, Principal Executive Officer, Director

Date: September 28, 2016	By:	/s/ Manish Z. Kshatriya
	Name:	Manish Z. Kshatriya
	Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date: September 28, 2016	By:	/s/ Timothy N. Unwin
	Name:	Timothy N. Unwin
	Title:	Director

Date: September 28, 2016	By:	/s/ Eric R. Klein
	Name:	Eric R. Klein
	Title:	Director

