Form 10-Q
period 2016-09-30
LIBERTY SILVER CORP
filed 2016-11-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
509-526-3491
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

[ ]Yes [X ] No

As of November 14, 2016 the Issuer had 12,354,497 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Liberty Silver Corp., (“Liberty Silver”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2016, and all amendments thereto.

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2016

Liberty Silver Corp.

(An Exploration Stage Company)

Balance Sheets

As at,	September 30, 2016	June 30, 2016
	$	$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	17,502	9,361
Other assets	2,701	17,266
Prepaid expenses	106,329	85,609
Total current assets	126,532	112,236

Property and equipment
Mining interests	1	1
Total property and equipment	1	1

Total assets	126,533	112,237

LIABILITIES
Current liabilities
Accounts payable	14,017	46,073
Accrued liabilities	186,237	152,152
Interest payable	254,351	209,660
Convertible loan payable	1,250,000	1,163,915
Total current liabilities	1,704,605	1,571,800

Total liabilities	1,704,605	1,571,800

Commitments and contingencies (note 6)	-	-

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,838,123	13,838,123
Deficit accumulated during the exploration stage	(15,428,549)	(15,310,040)
Total shareholders’ equity	(1,578,072)	(1,459,563)

Total liabilities and shareholders’ equity	126,533	112,237

Basis of presentation and going concern (note 1)

  The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	1

Liberty Silver Corp.

(An Exploration Stage Company)

Statements of Operations and Comprehensive Loss

(Unaudited)

For the three months ended September 30,	2016	2015
	$	$

Revenue	-	-

Operating expenses
Operation and administration	53,251	149,748
Legal and accounting	10,774	52,371
Exploration	7,946	9,320
Consulting	-	3,000
Total operating expenses	71,971	214,439

Loss from operations	(71,971)	(214,439)

Other (loss) gain or interest (expense)
(Loss) gain on foreign exchange	(1,847)	27,039
Interest expense	(44,691)	(28,525)
Total other (loss) gain or interest (expense)	(46,538)	(1,486)

Loss before income tax	(118,509)	(215,925)
Provision for income taxes	-	-

Net loss and comprehensive loss	(118,509)	(215,925)
Loss per common share – basic and fully diluted	(0.01)	(0.02)
Weighted average common shares – basic and fully diluted	12,354,497	12,354,497

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	2

Liberty Silver Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

For the three months ended September 30,	2016	2015
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(118,509)	(215,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	18,512
Depreciation expense	-	1,738

Changes in operating assets and liabilities:
(Increase) decrease in deposit	-	490
(Increase) decrease in other assets	14,565	(1,247)
(Increase) decrease in prepaid expenses	(20,720)	1,409
Increase (decrease) in accounts payable	(32,056)	24,625
Increase (decrease) in accrued expenses	34,085	4,371
Increase in interest payable	44,691	28,525
Net cash used in operating activities	(77,944)	(137,502)

Cash flows from financing activities
Proceeds from convertible loan payable	86,085	25,000
Net cash from financing activities	86,085	25,000

Increase (decrease) in cash and cash equivalents	8,141	(112,502)
Cash and cash equivalents, beginning of period	9,361	152,351

Cash and cash equivalents, end of period	17,502	39,849

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	3

Liberty Silver Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

For the three months ended September 30,	2016	2015
	$	$

Supplemental Disclosures:

Cash paid for:
Interest	—	—
Income tax	—	—

Non-cash financing activities:
Common stock issued to acquire mining interest	—	—
Common stock issued to settle debt for services	—	—
Common stock issued to settle loan payable	—	—

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	4

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the three Months Ended September 30, 2016

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2016. The interim results for the period ended September 30, 2016 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,428,549 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Table Of Contents	5

Note 2 – Nature of Operations

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2, and its telephone number is 509-526-3491. As of the date of this Form 10-Q, the Company had no subsidiaries.

The Company was incorporated for the purpose of engaging in mineral exploration activities. On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada. The Company is currently engaged in the exploration of the Trinity Project, and has not yet commenced development stage activities, however, the Company intends to engage in efforts to develop the Trinity Project in the future. Subject to securing adequate financing, the plan of operation for the fiscal year ending June 30, 2017 is to conduct additional mineral exploration activities at the Trinity Silver property, which plan will extend into the fiscal year ending June 30, 2018. Subject to the availability of funding, operations at the Trinity Project will consist of (i) an effort to expand the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, (iv) engineering design related to potential construction of a new mine, and (v) complete feasibility studies relating to possible re-opening of the historic mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

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

Table Of Contents	6

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

During the interim period ended September 30, 2015, the Company had incurred approximately $62,656 in exploration related expenditures, which were reported under various line items on the statement of operations.

During the interim period ended September 30, 2016, the Company had incurred approximately $49,787 in exploration related expenditures, which were reported under various line items on the statement of operations.

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

The key terms of the New Loan are as follows:

·	the principal amount of the New Loan of $1,250,000 has been fully utilized.

·	the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”). The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

·	the New Loan is secured by a charge on all of the assets of the Company; and

·	BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

Table Of Contents	7

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,250,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

As at September 30, 2016, the $1,250,000 New Loan has been fully utilized.

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-          300,000,000 common shares with a par value of $0.001 per common share; and

-          10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

As at September 30, 2016 and June 30, 2016, 12,354,497 common shares are issued and outstanding.

For the above share issuances, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Warrants

On August 4, 2016, 13,333 warrants expired with an exercise price of CAD $11.25. As at September 30, 2016, no warrants are outstanding.

Stock Options

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of 5 years.

Stock based compensation expense, resulting from the vesting of stock options, for the three months ended September 30, 2016 was $NIL (2015 - $18,512), which is included in operation and administration expense on the statements of operations and comprehensive loss.

As at September 30, 2016 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Table Of Contents	8

Note 6 – Commitments and Contingencies

As at September 30, 2016, the Company did not have any lease commitments.

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

The Company had incurred substantial legal fees in prior fiscal years in connection with SEC and OSC cease trade orders issued in October 2012, and until March 31, 2016, those fees were being reported in accounts payable. As the legal fees were incurred, the Company submitted a claim for reimbursement from the insurance underwriter pursuant to the terms of its directors’ and officers’ insurance policy. The insurance underwriter denied coverage of this claim and the Company has since retained legal counsel, on a contingent fee basis, and is challenging the position taken by Liberty International Underwriters Inc., the insurance underwriter, through litigation. In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees. Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders. Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands of causes of action, in respect of the accounts rendered by the law firms. As a result of entering into the Assignment Agreement with the various law firms that were owed fees in connection with the SEC and OSC cease trade orders, the Company was able to extinguish approximately $708,000 of liabilities from its balance sheet as at June 30, 2016 and record a corresponding legal fees expense recovery in the statements of operations for the year ended June 30, 2016. Without considering the legal fees expense recovery, the Company incurred approximately $41,834 in other legal fees related to normal operations during the year ended June 30, 2016.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Table Of Contents	9

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

DESCRIPTION OF BUSINESS

The Corporation

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2, and our telephone number is 888-749-4916.

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

Table Of Contents	10

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

Table Of Contents	11

Government Regulation and Approval

The following permits will be necessary to put the Trinity Project into production.

Permit/notification	Agency

- Mine registry	Nevada Division of Minerals
- Mine Opening notification	State Inspector of Mines
- Solid Waste Landfill	Nevada Bureau of Waste Management
- Hazardous Waste Management Permit	Nevada Bureau of Waste Management
- General Storm Water Permit	Nevada Bureau of Pollution Control
- Hazardous material Permit	State Fire Marshal
- Fire and Life Safety	State Fire Marshal
- Explosives Permit	Bureau of Alcohol, Tobacco, Firearms
- Notification of Commencement of Operations	Mine Safety and Health Administration
- Radio License	Federal Communications Commission

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

We anticipate that the following environmental permits will be necessary for our anticipated operations:

- Permit for Reclamation

-Water Pollution Control Permit

-Air Quality Operating Permit

- Industrial Artificial Pond Permit

- Water Rights

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

Table Of Contents	12

Given the size of the world market for precious metals such as silver and gold relative to the number of individual producers and consumers, we believe that no single company has sufficient market influence to significantly affect the price or supply of precious metals such as silver and gold in the world market.

Employees

The Company currently has three employees: Howard Crosby, the President and Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Board; and, two independent directors serving on the Company’s board of directors.

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

Joint Venture: The Lease contemplates the following schedule with respect to Newmont’s rights to enter into a joint venture with Renaissance:

a)	Before Renaissance spends $5 million and provides a feasibility study, Newmont can elect at any time to enter into a joint venture in which event Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

Table Of Contents	13

b)	Upon Renaissance spending $5 million, but before the feasibility study, Renaissance shall deliver written notice to Newmont containing a summary of the expenditures made by Renaissance on the Trinity Project. Newmont may thereafter elect to enter into a joint venture by notifying Renaissance in writing of such election within 60 days of Newmont’s receipt of Renaissance’s initial notice. Under the joint venture, Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

c)	After Renaissance spending $5 million, but before the feasibility study, at any time after the expiration of the 60 day period identified in section b above, Newmont can elect to enter into a joint venture in which event Newmont would be required to pay Renaissance 50% of the expenditures made in the Trinity Project up to the date of Newmont’s election to participate in a joint venture, and all future joint venture expenses up to 200% of such expenditures.

d)	At any time within 60 days after Renaissance’s delivery of feasibility study, Newmont can elect to enter into a joint venture at which time Newmont would be required to pay Renaissance 200% of expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture. Additionally, Renaissance can elect to have Newmont finance Renaissance’s share of the joint venture expenses until the Trinity Project is put into commercial production. Following the commencement of commercial production, Newmont shall be entitled to recover such paid expenses with interest at the London Interbank Offering Rate. If Newmont fails to elect to participate in the Joint Venture within 60 days following the delivery of the feasibility study, Newmont’s right to participate in a joint venture shall terminate.

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

Table Of Contents	14

Consideration

The exclusive right to acquire the 70% Interest in the Trinity Project was granted to the Company for the following consideration:

a)	The Company agreed to pay $25,000 upon execution of the Earn-In Agreement (this amount was paid);
b)	In order to obtain the 70% Interest in the Trinity Project, the Company is required to (i) produce a bankable feasibility study by March 29, 2017 and (ii) to expend a minimum of $5,000,000 in exploration on the Trinity Project as follows: $500,000 in the first year; $1,000,000 in the second year; $1,000,000 in the third year; $1,000,000 in the fourth year; $1,000,000 in the fifth year; and $500,000 in the sixth year.

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

Table Of Contents	15

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

Table Of Contents	16

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975 in exploration expenses, and that during the fiscal year ending June 20, 2016, the Company incurred approximately $128,690 in exploration expenses, and during the interim period ended September 30, 2016, the Company incurred approximately $49,787 in exploration expenses. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

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

Table Of Contents	17

Subsequent Events

The Company has evaluated subsequent events for the interim period ended September 30, 2016 through the date these interim unaudited financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its interim financial statements.

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

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue

During the three-month periods ended September 30, 2016 and 2015, the Company generated no revenue.

Operating expenses

During the three month period ended September 30, 2016, the Company reported total operating expenses of $71,971 compared to $214,439 during the three month period ended September 30, 2015, a decrease of $142,468, or approximately 66%. The net decrease in total operating expenses is comprised of: a decrease of $96,497 in operation and administration expense; a decrease of $41,597 in the reported amount of legal and accounting expense; a decrease of $1,374 in direct exploration expenses; and, a decrease of $3,000 in consulting expenses.

Operation and administration expense decreased by $96,497 to an expense of $53,251 during the period ended September 30, 2016, compared to an expense of $149,748 reported during the period ended September 30, 2015. The net decrease was comprised of certain notable fluctuations, which are as follows: salaries and related expenses decreased by $31,228, primarily due to the decrease in board fees and the no further stock based compensation expense as all options outstanding have been fully vested and expensed; rent expense decreased by $20,921, due to the termination of leases that existed in the prior period for office and warehouse space; insurance expense decreased by $19,000; public company and related administrative expenses decreased by $21,540; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases.

The reported amount of legal and accounting expense decreased by a net amount of $41,597 to an expense of $10,774 during the period ended September 30, 2016, compared to a legal and accounting expense recovery of $52,371 reported during the period ended September 30, 2015. The primary reason for the net decrease is that during the comparative period, the Company was still incurring legal fees in connection with the Class Complaint against the Company, which has since been dismissed. During the current period, the Company did not incur any legal expenses that were outside of the normal course of business.

Exploration expense decreased by $1,374 to an expense of $7,946 during the period ended September 30, 2016, compared to exploration expense of $9,320 reported during the period ended September 30, 2015, which was relatively unchanged.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended September 30, 2016, the Company incurred a total of $49,787 of direct and indirect expenses, which related to its exploration activities, as compared to approximately $62,656 during the interim period ended September 30, 2015.

Consulting expense decreased by $3,000 to and expense of $NIL during the current period ended September 30, 2016 compared to $3,000 during the comparative period. The Consulting expense incurred during the comparative period related to fees paid to a former employee who provided consulting services to the Company from time-to-time.

Table Of Contents	18

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $118,509 for the three months ended September 30, 2016, compared to a net loss and comprehensive loss of $215,925 for the three months ended September 30, 2015, a change of $97,416 or approximately 45%. The decrease in net loss and comprehensive loss was due to: a net decrease in total operating expenses of $142,468 as described above, which decrease was partially offset by fluctuations in foreign exchange period over period, which resulted in a loss during the current period, compared to a gain during the comparative period; and, an increase in interest expense.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company has also repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 4 to the financial statements for the interim period ended September 30, 2016.

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

Table Of Contents	19

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

Current Assets and Total Assets

As of September 30, 2016, the unaudited balance sheet reflects that the Company had: i) total current assets of $126,532, compared to total current assets of $112,236 at June 30, 2016, an increase of $14,296, or approximately 13%; and ii) total assets of $126,533, compared to total assets of $112,237 at June 30, 2016, an increase of $14,296, or approximately 13%. The increase in current and total assets was primarily due to an increase in cash from the new loan facility partially offset by cash used to fund working capital during the period.

Total Current Liabilities and Total Liabilities

As of September 30, 2016, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,704,605, compared to total current liabilities and total liabilities of $1,571,800 at June 30, 2016, an increase of $132,805, or approximately 8%. The increase in current and total liabilities was due to: an increase of $86,085 in convertible loan payable; an increase of $44,691 in interest payable; and, an increase of $34,085 in accrued liabilities. The increases in these amounts were partially offset by a decrease of $32,056 in accounts payable.

Table Of Contents	20

Cash Flow – for the interim periods ended September 30, 2016 and 2015

During the three months ended September 30, 2016 cash was primarily used to fund working capital and operations. The Company reported a net increase in cash of $8,141 during the three months ended September 30, 2016 compared to a net decrease in cash of $112,502 during the three months ended September 30, 2015. The following provides additional discussion and analysis of cash flow.

	For the three months ended September 30,
	2016$	2015$

Net cash used in operating activities	(77,944)	(137,502)
Net cash provided by financing activities	86,085	25,000

Net Change in Cash	8,141	(112,502)

During the three months ended September 30, 2016, net cash used in operating activities was $77,944, compared to net cash used in operating activities of $137,502 during the three months ended September 30, 2015. The decrease in net cash used in operating activities of $59,558 is the result of a net loss and comprehensive loss of $118,509 during the three months ended September 30, 2016, compared to a net loss and comprehensive loss of $215,925 during the three months ended September 30, 2015. The increase to cash resulting from the decrease in net loss and comprehensive loss period-over-period, which resulted in less cash being used in operations, was partially offset by: the effects of the net changes in working capital items, which contributed to an increase in cash of $$40,565 during the three months ended September 30, 2016, compared to net changes in working capital items, which contributed to an increase in cash of $58,173 during the comparative period; and, non-cash items of $20,250 being reported during the comparative period, compared to no non-cash items during the current period.

During the three months ended September 30, 2016 and 2015, the Company reported no activity in investing activities.

During the three months ended September 30, 2016, the Company reported $86,085 of cash from financing activities, compared to cash from financing activities of $25,000 during the comparative period. During the current period, the Company received more funds from the convertible loan facility compared to the previous period.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Table Of Contents	21

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of September 30, 2016, management concluded that the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Table Of Contents	22

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

ITEM 5. OTHER INFORMATION.

On October 6, 2016 Mr. Timothy N. Unwin, Mr. Manish Z. Kshatriya and Mr. Eric R. Klein resigned as directors of the Company. At the same time, Mr. Howard Crosby, Mr. John Ryan and Mr. Bruce Reid were appointed as directors of the Company.

Table Of Contents	23

ITEM 6. EXHIBITS.

(a)       The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	SCH XBRL Schema Document.

101	INS XBRL Instance Document.

101.       CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.       LAB XBRL Taxonomy Extension Label Linkbase Document.

101.       PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.       DEF XBRL Taxonomy Extension Definition Linkbase Document.

Table Of Contents	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Howard Crosby

Howard Crosby, President and Chief Executive Officer

Date: November 14, 2016

By: /s/ Howard Crosby

Howard Crosby, Chief Financial Officer and Secretary

Date: November 14, 2016

Table Of Contents	25