Form 10-Q
period 2016-12-31
LIBERTY SILVER CORP
filed 2017-02-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 14, 2017 the Issuer had 21,345,483 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2016

Liberty Silver Corp.

(An Exploration Stage Company)

Balance Sheets

As at,	December 31, 2016	June 30, 2016
	$	$
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	25,468	9,361
Other assets	4,507	17,266
Prepaid expenses	119,525	85,609
Total current assets	149,500	112,236

Property and equipment
Mining interests (note 3)	1	1
Total property and equipment	1	1

Total assets	149,501	112,237

LIABILITIES

Current liabilities
Accounts payable	14,810	46,073
Accrued liabilities	198,180	152,152
Interest payable	285,810	209,660
Convertible loan payable (note 4)	1,400,000	1,163,915
Total current liabilities	1,898,800	1,571,800

Total liabilities	1,898,800	1,571,800

Commitments and contingencies (note 6)

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
0 and 0 preferred shares issued and outstanding, respectively	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
12,354,497 and 12,354,497 common shares issued and outstanding, respectively	12,354	12,354
Additional paid-in-capital	13,838,123	13,838,123
Deficit accumulated during the exploration stage	(15,599,776)	(15,310,040)
Total shareholders’ equity	(1,749,299)	(1,459,563)

Total liabilities and shareholders’ equity	149,501	112,237

Going concern (note 1)
Subsequent events (note 7)

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	1

Liberty Silver Corp.

(An Exploration Stage Company)

Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2016	2015	2016	2015
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Operation and administration	24,057	126,355	77,308	276,104
Legal and accounting	19,419	(68,379)	30,193	(16,009)
Exploration	73,788	8,773	81,734	18,093
Consulting	25,000	3,000	25,000	6,000
Total operating expenses	142,264	69,749	214,235	284,188

Loss from operations	(142,264)	(69,749)	(214,235)	(284,188)

Other income or gain (expense or loss)
Gain (loss) on foreign exchange	2,496	15,826	649	42,865
Interest expense	(31,459)	(39,168)	(76,150)	(67,693)
Total other income or gain (expense or loss)	(28,963)	(23,342)	(75,501)	(24,828)

Loss before income tax	(171,227)	(93,091)	(289,736)	(309,016)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	(171,227)	(93,091)	(289,736)	(309,016)
Loss per common share – basic and fully diluted	(0.01)	(0.01)	(0.02)	(0.03)
Weighted average common shares – basic and fully diluted	12,354,497	12,354,497	12,354,497	12,354,497

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	2

Liberty Silver Corp.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Unaudited)

For the six months ended December 31,	2016	2015
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(289,736)	(309,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	33,752
Depreciation expense	-	3,474

Changes in operating assets and liabilities:
(Increase) decrease in deposit	-	6,212
(Increase) decrease in other assets	12,759	(3,744)
(Increase) decrease in prepaid expenses	(33,916)	6,942
Increase (decrease) in accounts payable	(31,263)	(75,032)
Increase (decrease) in accrued liabilities	46,028	23,998
Increase in interest payable	76,150	67,693
Net cash used in operating activities	(219,978)	(245,721)

Cash flows from financing activities
Proceeds from convertible loan payable	236,085	100,000
Net cash from financing activities	236,085	100,000

Increase (decrease) in cash and cash equivalents	16,107	(145,721)
Cash and cash equivalents, beginning of period	9,361	152,351

Cash and cash equivalents, end of period	25,468	6,630

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	3

 Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Six Months Ended December 31, 2016

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2016. The interim results for the period ended December 31, 2016 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $15,599,776 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Table Of Contents	4

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

Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company has satisfied item (2), and has reported its compliance as of March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement. Effective January 26, 2017, the Company reached an agreement with Renaissance to amend the Earn-In Agreement so as to extend the deadline for completion of a bankable feasibility study from the 7th anniversary date of the Agreement to the 10th anniversary date of the Agreement. See note 7 – Subsequent events for additional details.

Table Of Contents	5

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

During the interim period ended December 31, 2015, the Company had incurred approximately $89,460 in exploration related expenditures, which were reported under various line items on the statement of operations and comprehensive loss.

During the interim period ended December 31, 2016, the Company had incurred approximately $60,150 in exploration related expenditures, which were reported under various line items on the statement of operations and comprehensive loss.

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

Table Of Contents	6

The key terms of the New Loan are as follows:

·	the principal amount of the New Loan of $1,250,000 has been fully utilized.

·	the outstanding principal amount bears interest at 11% per annum from date of advance and becomes due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”). The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

·	the New Loan is secured by a charge on all of the assets of the Company; and

·	BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

Effective November 30, 2016, the Company reached an agreement with BGCG to amend the terms of the New Loan. Under the terms of the agreed upon amendments (the “Amendment”), the principal amount of the loan of $1,250,000, as it was under the New Loan, increased to $1,400,000 (the “New Principal Amount”) to include an advance of $150,000 made by BGCG to the Company on November 28, 2016. The New Principal Amount and the accrued interest are convertible into common shares of the Company at BGCG’s election.

The carrying value of the conversion option equity component of the convertible loan has been determined to be nil and the carrying value of the liability component is $1,400,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

The lender pursuant to the amended New Loan is BGCG. Immediately following the closing date, BGCG and certain of its related parties owned, directly and indirectly, 8,657,417 Common Shares, which represented approximately 70.1% of the Company’s 12,353,972 issued and outstanding Common Shares on the closing date of the New Loan. Other than pursuant to the New Loan, the Company does not have any contractual or other relationship with BGCG.

As at April 15, 2016, the Maturity Date, the Company had not repaid the loan and BGCG had not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan is repayable on demand and from April 15, 2016, will accrue interest until such time as the loan is repaid or converted into common shares.

Table Of Contents	7

As at December 31, 2016, the $1,400,000 amended New Loan has been fully utilized.

Effective January 20, 2017, BGCG elected to convert the entire indebtedness of the Company into common shares of the Company pursuant to the terms of the amended New Loan. See note 7 – Subsequent events for additional details.

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-          300,000,000 common shares with a par value of $0.001 per common share; and

-          10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

As at December 31, 2016 and June 30, 2016, 12,354,497 common shares were issued and outstanding.

For the above share issuances see note 4, the shares were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S of the Securities Act of 1933. No underwriters were used, nor were any brokerage commissions paid in connection with the above share issuances.

Warrants

On August 4, 2016, 13,333 warrants expired with an exercise price of CAD $11.25. As at December 31, 2016, no warrants were outstanding.

Stock Options

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of 5 years.

Stock based compensation expense, resulting from the vesting of stock options, for the six months ended December 31, 2016 was $NIL (December 31, 2015 - $33,752), which is included in operation and administration expense on the statements of operations and comprehensive loss.

As at December 31, 2016 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Note 6 – Commitments and Contingencies

As at December 31, 2016, the Company did not have any lease commitments.

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

Table Of Contents	8

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

Note 7 – Subsequent events

Loan conversion

Effective January 20, 2017 BGCG elected to convert the entire indebtedness under the New Loan Agreement, as amended by the Amendments (the “Indebtedness”) into common shares of the Company (“Shares”) pursuant to the terms of the New Loan (the “Loan Conversion”). The Company approved the Loan Conversion and the issuance thereunder of Shares to BGCG and parties named thereby as assignees of portion of the Indebtedness. Under the terms of the Loan Conversion, the Indebtedness, being US$1,685,810 is to be converted into 8,990,986 Shares at the deemed price of US$0.1875 per Share.

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG will hold 13,308,405 Shares representing approximately 62.35% of 21,345,483 Shares that are expected to be issued and outstanding immediately following the completion of the Loan Conversion.

Table Of Contents	9

Amendments to Earn-In Agreement

Effective January 26, 2017, the Company reached an agreement with Renaissance to amend the Earn-In Agreement so as to extend the deadline for completion of a bankable feasibility study from the 7th anniversary date of the Agreement to the 10th anniversary date of the Agreement (“Amendment Agreement”).

The Amendment Agreement amends certain terms in the exploration Earn-In Agreement dated March 29, 2010 between AuEx Inc., a predecessor in rights to Renaissance under the Earn-In Agreement, and the Company.

Under the terms of the Earn-In Agreement, upon completion of certain earn-in obligations (the “Earn-in Obligations”) the Company will earn a 70% interest in the Trinity Silver Project located in Pershing County, Nevada, more fully described in the Earn-In Agreement. Immediately prior to the date of the Amendment Agreement, the only outstanding Earn-in Obligation of the Company under the Earn-In Agreement was the delivery by the Company of a bankable feasibility study of the Trinity Silver Project to Renaissance by March 29, 2017. The Amendment Agreement amends the Earn-In Agreement so as to extend to March 29, 2020 the period within which the Company must deliver a bankable feasibility study of the Trinity Silver Project to Renaissance.

Additionally, under the terms of the Amendment Agreement, the Company accepted the exclusive option to acquire a 100% interest in the Trinity Silver Project that was offered to the Company by Renaissance in a letter of intent (the “Letter of Intent”) dated April 17, 2015. Pursuant to the Amendment Agreement, Renaissance, in consideration of cash payment of US$96,366 payable no later than June 30, 2017, grants to the Company an exclusive option to acquire a 100% interest in the Trinity Silver Project on certain conditions set out in the Letter of Intent. The option so granted expires not later than September 30, 2017. One of the conditions for the Company’s acquiring a 100% interest in the Trinity Silver Project is restructuring of the Earn-In Agreement by Renaissance and the Company, which immediately prior to the date of the Amendment Agreement was to be concluded by March 29, 2017 (the “Outside Date”). The Amendment Agreement extended the Outside Date to September 30, 2017.

Table Of Contents	10

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

Table Of Contents	11

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

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims.  Under the Earn-In Agreement, the Company may earn-in the 70% Interest in the Trinity Project during a 6-year period in consideration of (1) a signing payment of $25,000, which has been made, (2) an expenditure of a cumulative total of $5,000,000 in exploration and development expenses on the Trinity Project by March 29, 2016, including a minimum of $500,000 which must be expended within one year from the effective date of the Agreement, and (3) completion of a bankable feasibility study on the Trinity Project on or before the 7th anniversary date of the Agreement. Item (1) has been completed by the Company, and the Company has satisfied item (2), and has reported its compliance as of March 29, 2013, which is the end of the third year from the inception of the Earn-in Agreement. Effective January 26, 2017, the Company reached an agreement with Renaissance to amend the Earn-In Agreement so as to extend the deadline for completion of a bankable feasibility study from the 7th anniversary date of the Agreement to the 10th anniversary date of the Agreement.

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

Table Of Contents	12

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

Table Of Contents	13

We anticipate that the following environmental permits will be necessary for our anticipated operations:

-Permit for Reclamation

-Water Pollution Control Permit

-Air Quality Operating Permit

-Industrial Artificial Pond Permit

-Water Rights

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

Table Of Contents	14

Consideration

The Lease was granted to Renaissance for the following consideration:

a)	Renaissance agreed to pay Newmont a claim fee reimbursement of $10,955 concurrently with the execution of the Lease (this amount was paid);
b)	Renaissance is required to expend a total of $2,000,000 in ascertaining the existence, location, quantity, quality or commercial value of a deposit of minerals within the Trinity Project on or before the seventh anniversary of the Lease;
c)	Prior to the commencement of any commercial production, Renaissance shall supply Newmont with a feasibility study with respect to the Trinity Project.

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

Joint Venture: The Lease contemplates the following schedule with respect to Newmont’s rights to enter into a joint venture with Renaissance:

a)	Before Renaissance spends $5 million and provides a feasibility study, Newmont can elect at any time to enter into a joint venture in which event Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

b)	Upon Renaissance spending $5 million, but before the feasibility study, Renaissance shall deliver written notice to Newmont containing a summary of the expenditures made by Renaissance on the Trinity Project. Newmont may thereafter elect to enter into a joint venture by notifying Renaissance in writing of such election within 60 days of Newmont’s receipt of Renaissance’s initial notice. Under the joint venture, Newmont would be required to pay all future joint venture expenses up to 250% of the expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture.

c)	After Renaissance spending $5 million, but before the feasibility study, at any time after the expiration of the 60 day period identified in section b above, Newmont can elect to enter into a joint venture in which event Newmont would be required to pay Renaissance 50% of the expenditures made in the Trinity Project up to the date of Newmont’s election to participate in a joint venture, and all future joint venture expenses up to 200% of such expenditures.

Table Of Contents	15

d)	At any time within 60 days after Renaissance’s delivery of feasibility study, Newmont can elect to enter into a joint venture at which time Newmont would be required to pay Renaissance 200% of expenditures made by Renaissance as of the date of Newmont’s election to enter into the joint venture. Additionally, Renaissance can elect to have Newmont finance Renaissance’s share of the joint venture expenses until the Trinity Project is put into commercial production. Following the commencement of commercial production, Newmont shall be entitled to recover such paid expenses with interest at the London Interbank Offering Rate. If Newmont fails to elect to participate in the Joint Venture within 60 days following the delivery of the feasibility study, Newmont’s right to participate in a joint venture shall terminate.

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

Consideration

The exclusive right to acquire the 70% Interest in the Trinity Project was granted to the Company for the following consideration:

Table Of Contents	16

a)	The Company agreed to pay $25,000 upon execution of the Earn-In Agreement (this amount was paid);
b)	In order to obtain the 70% Interest in the Trinity Project, the Company is required to (i) produce a bankable feasibility study by March 29, 2017 and (ii) to expend a minimum of $5,000,000 in exploration on the Trinity Project as follows: $500,000 in the first year; $1,000,000 in the second year; $1,000,000 in the third year; $1,000,000 in the fourth year; $1,000,000 in the fifth year; and $500,000 in the sixth year. Effective January 26, 2017, the Company reached an agreement with Renaissance to amend the Earn-In Agreement so as to extend by three years the deadline for completion of a bankable feasibility study from March 29, 2017 to March 29, 2020.

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

Table Of Contents	17

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

Table Of Contents	18

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975 in exploration expenses, and that during the fiscal year ending June 20, 2016, the Company incurred approximately $128,690 in exploration expenses, and during the interim period ended December 31, 2016, the Company incurred approximately $60,150 in exploration expenses. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

Table Of Contents	19

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

Subsequent Events

The Company has evaluated subsequent events for the interim period ended December 31, 2016 through the date these interim unaudited financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its interim financial statements other than the following:

Loan conversion

Effective January 20, 2017 BGCG elected to convert the entire indebtedness under the New Loan Agreement, as amended by the Amendments (the “Indebtedness”) into common shares of the Company (“Shares”) pursuant to the terms of the New Loan (the “Loan Conversion”). The Company approved the Loan Conversion and the issuance thereunder of Shares to BGCG and parties named thereby as assignees of portion of the Indebtedness. Under the terms of the Loan Conversion, the Indebtedness, being US$1,685,810 is to be converted into 8,990,986 Shares at the deemed price of US$0.1875 per Share.

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG will hold 13,308,405 Shares representing approximately 62.35% of 21,345,483 Shares that are expected to be issued and outstanding immediately following the completion of the Loan Conversion.

Amendments to Earn-In Agreement

Effective January 26, 2017, the Company reached an agreement with Renaissance to amend the Earn-In Agreement so as to extend the deadline for completion of a bankable feasibility study from the 7th anniversary date of the Agreement to the 10th anniversary date of the Agreement (“Amendment Agreement”).

The Amendment Agreement amends certain terms in the exploration Earn-In Agreement dated March 29, 2010 between AuEx Inc., a predecessor in rights to Renaissance under the Earn-In Agreement, and the Company.

Table Of Contents	20

Under the terms of the Earn-In Agreement, upon completion of certain earn-in obligations (the “Earn-in Obligations”) the Company will earn a 70% interest in the Trinity Silver Project located in Pershing County, Nevada, more fully described in the Earn-In Agreement. Immediately prior to the date of the Amendment Agreement, the only outstanding Earn-in Obligation of the Company under the Earn-In Agreement was the delivery by the Company of a bankable feasibility study of the Trinity Silver Project to Renaissance by March 29, 2017. The Amendment Agreement amends the Earn-In Agreement so as to extend to March 29, 2020 the period within which the Company must deliver a bankable feasibility study of the Trinity Silver Project to Renaissance.

Additionally, under the terms of the Amendment Agreement, the Company accepted the exclusive option to acquire a 100% interest in the Trinity Silver Project that was offered to the Company by Renaissance in a letter of intent (the “Letter of Intent”) dated April 17, 2015. Pursuant to the Amendment Agreement, Renaissance, in consideration of cash payment of US$96,366.24 payable no later than June 30, 2017, grants to the Company an exclusive option to acquire a 100% interest in the Trinity Silver Project on certain conditions set out in the Letter of Intent. The option so granted expires not later than September 30, 2017. One of the conditions for the Company’s acquiring a 100% interest in the Trinity Silver Project is restructuring of the Earn-In Agreement by Renaissance and the Company, which immediately prior to the date of the Amendment Agreement was to be concluded by March 29, 2017(the “Outside Date”). The Amendment Agreement extended the Outside Date to September 30, 2017.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2016 as compared to the three and six months ended December 31, 2015. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Revenue

During the three-month periods ended December 31, 2016 and 2015, the Company generated no revenue.

Operating expenses

During the three month period ended December 31, 2016, the Company reported total operating expenses of $142,264 compared to $69,749 during the three month period ended December 31, 2015, an increase of $72,515, or approximately 104%. The net increase in total operating expenses is comprised of: an increase of $87,798 in the reported amount of legal and accounting expense; an increase of $65,015 in direct exploration expenses; an increase of $22,000 in consulting expenses; and, a partially offsetting decrease of $102,298 in operation and administration expense.

The reported amount of legal and accounting expense increased by a net amount of $87,798 to an expense of $19,419 during the period ended December 31, 2016, compared to a legal and accounting expense recovery of $68,379 reported during the period ended December 31, 2015. The primary reason for the net increase is that during the comparative period, the Company had received reimbursements of previously incurred legal expenses in connection with the Class Complaint against the Company, which has since been dismissed. During the current period, the Company did not receive any reimbursements of legal expenses and only incurred legal expenses that were in the normal course of business.

Table Of Contents	21

Exploration expense increased by $65,015 to an expense of $73,788 during the period ended December 31, 2016, compared to exploration expense of $8,773 reported during the period ended December 31, 2015. During the current period, the Company incurred various expenses in connection with the potential acquisition of new properties to expand its property portfolio, however, no new properties have been acquired during this reporting period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended December 31, 2016, the Company incurred a total of $10,363 of direct and indirect expenses, which related to its exploration activities on the Trinity property, as compared to approximately $26,804 during the interim period ended December 31, 2015.

Consulting expense increased by $22,000 to an expense of $25,000 during the current period ended December 31, 2016 compared to $3,000 during the comparative period. The Consulting expense incurred during the current and comparative periods related to fees paid to a former employee who provided consulting services to the Company from time-to-time.

Operation and administration expense decreased by $102,298 to an expense of $24,057 during the period ended December 31, 2016, compared to an expense of $126,355 reported during the period ended December 31, 2015. The net decrease was comprised of certain notable fluctuations, which are as follows: salaries and related expenses decreased by $66,249, primarily due to the decrease in board fees, no further stock based compensation expense as all options outstanding have been fully vested and expensed, and no further salaries payable to employees; rent expense decreased by $20,422, due to the termination of leases that existed in the prior period for office and warehouse space; insurance expense decreased by $19,419; public company and related administrative expenses decreased by $7,419; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $171,227 for the three months ended December 31, 2016, compared to a net loss and comprehensive loss of $93,091 for the three months ended December 31, 2015, a change of $78,136 or approximately 84%. The increase in net loss and comprehensive loss was due to: a net increase in total operating expenses of $72,515 as described above, and a decrease in the gain from fluctuations in foreign exchange period over period. The changes in these items, which resulted in the increase to net loss and comprehensive loss, were partially offset by a decrease of $7,709 in interest expense during the current period.

Results of Operations for the six months ended December 31, 2016 compared to the six months ended December 31, 2015.

Revenue

During the six-month periods ended December 31, 2016 and 2015, the Company generated no revenue.

Operating expenses

During the six month period ended December 31, 2016, the Company reported total operating expenses of $214,235 compared to $284,188 during the six month period ended December 31, 2015, an decrease of $69,953, or approximately 25%. The net decrease in total operating expenses is comprised of a decrease of $198,796 in operation and administration expense, which decrease was partially offset by: an increase of $63,641 in direct exploration expenses; an increase of $46,202 in the reported amount of legal and accounting expense; and, an increase of $19,000 in consulting expenses.

Table Of Contents	22

Operation and administration expense decreased by $198,796 to an expense of $77,308 during the period ended December 31, 2016, compared to an expense of $276,104 reported during the period ended December 31, 2015. The net decrease was comprised of certain notable fluctuations, which are as follows: salaries and related expenses decreased by $97,477, primarily due to the decrease in board fees, no further stock based compensation expense as all options outstanding have been fully vested and expensed, and no further salaries payable to employees during the second half of the current period; rent expense decreased by $41,343, due to the termination of leases that existed in the prior period for office and warehouse space; insurance expense decreased by $32,582; public company and related administrative expenses decreased by $16,249; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases.

Exploration expense increased by $63,641 to an expense of $81,734 during the period ended December 31, 2016, compared to exploration expense of $18,093 reported during the period ended December 31, 2015. During the current period, the Company incurred various expenses in connection with the potential acquisition of new properties to expand its property portfolio, however, no new properties have been acquired during this reporting period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended December 31, 2016, the Company incurred a total of $60,150 of direct and indirect expenses, which related to its exploration activities on the Trinity property, as compared to approximately $89,460 during the interim period ended December 31, 2015.

The reported amount of legal and accounting expense increased by a net amount of $46,202 to an expense of $30,193 during the period ended December 31, 2016, compared to a legal and accounting expense recovery of $16,009 reported during the period ended December 31, 2015. The primary reason for the net increase is that during the comparative period, the Company had received reimbursements of previously incurred legal expenses in connection with the Class Complaint against the Company, which has since been dismissed. During the current period, the Company did not receive any reimbursements of legal expenses and only incurred legal expenses that were in the normal course of business.

Consulting expense increased by $19,000 to an expense of $25,000 during the current period ended December 31, 2016 compared to $6,000 during the comparative period. The Consulting expense incurred during the current and comparative periods related to fees paid to a former employee who provided consulting services to the Company from time-to-time.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $289,736 for the six months ended December 31, 2016, compared to a net loss and comprehensive loss of $309,016 for the six months ended December 31, 2015, a change of $19,280 or approximately 6%. The decrease in net loss and comprehensive loss was due to: a net decrease in total operating expenses of $69,953 as described above, which was partially offset by a decrease in the gain from fluctuations in foreign exchange period over period and an increase of $8,457 in interest expense during the current period.

Table Of Contents	23

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

In order to acquire a 70% interest in the Trinity Project, the Company is required to incur $5,000,000 in exploration expenditures over a six-year period from March 29, 2010, the date of the Earn-In Agreement, to March 29, 2016. In addition, by the end of March 29, 2020, the Company is required to produce a bankable feasibility study. As of March 29, 2013, the end of the third year following the date of the Earn-In Agreement, the Company had incurred approximately $5,652,397 in expenditures related to the Trinity Project, and therefore had satisfied the $5,000,000 exploration expenditure commitment. The Company is seeking financing, as described above, with the objective to raise approximately $5,000,000 to meet immediate financial obligations; to fund its near-term working capital requirements and fieldwork plans; to secure its interest in the Trinity property; and, subject to favorable commodity prices, continue additional development work on the property. The additional work would consist of engineering and metallurgical testing, confirmation drilling, and an update of the National Instrument 43-101 compliant resource estimate.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG has made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 4 to the financial statements for the interim period ended December 31, 2016.

Table Of Contents	24

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

Effective November 30, 2016, the Company reached an agreement with BGCG to amend the terms of the New Loan. Under the terms of the agreed upon amendments (the “Amendment”), the principal amount of the loan of $1,250,000, as it was under the New Loan, increased to $1,400,000 (the “New Principal Amount”) to include an advance of $150,000 made by BGCG to the Company on November 28, 2016. The New Principal Amount and the accrued interest are convertible into common shares of the Company at BGCG’s election.

Effective January 20, 2017 BGCG elected to convert the entire indebtedness under the New Loan Agreement, as amended by the Amendments (the “Indebtedness”) into common shares of the Company (“Shares”) pursuant to the terms of the New Loan (the “Loan Conversion”). The Company approved the Loan Conversion and the issuance thereunder of Shares to BGCG and parties named thereby as assignees of portion of the Indebtedness. Under the terms of the Loan Conversion, the Indebtedness, being US$1,685,810 is to be converted into 8,990,986 Shares at the deemed price of US$0.1875 per Share.

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG will hold 13,308,405 Shares representing approximately 62.35% of 21,345,483 Shares that are expected to be issued and outstanding immediately following the completion of the Loan Conversion.

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

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to complete the bankable feasibility study and fund ongoing working capital, management plans to continue operations with the currently reduced overheads and to maintain the Trinity Project under a care and maintenance program, until such time as the capital markets improve for junior exploration companies. In order to secure the Company’s interest in the Trinity Project before March 29, 2017, on April 17, 2015 the Company signed a non-binding letter of intent with Renaissance to allow Liberty to purchase a 100% interest in the Trinity Silver property for $1,000,000. Renaissance was paid $50,000 upon execution of the letter of intent, of which $15,000 was non-refundable. The remaining $950,000 is to be paid in stages over an eighteen-month period from the closing of an amended agreement. This purchase was contingent upon certain renegotiations with the underlying owner Newmont being achieved. The Company negotiated with Newmont the revision of the existing NSR royalty obligation to Newmont from 5% to a revised NSR royalty obligation of 3.125%. The Company also negotiated the elimination of any joint venture options or back in rights to Newmont whatsoever. In consideration for the reduction in the NSR royalty obligation and the elimination of any joint venture options or back in rights, Liberty agreed to pay $1,000,000 to Newmont, staged in four payments over eighteen months. Liberty, Renaissance and Newmont have since signed a non-binding letter of intent agreeing to those revised terms of the underlying agreement with an effective date of February 2, 2016, with the amended agreement to be finalized within six months from the effective date of the letter of intent. The Company did not raise the funds that would be required to close the amended agreement within six months from the effective date of the letter of intent; however, the Company continues to seek the funds necessary to complete this or a similar transaction with Renaissance and Newmont.

Table Of Contents	25

Effective January 26, 2017, the Company reached an agreement with Renaissance to accept the exclusive option to acquire a 100% interest in the Trinity Silver Project that was offered to the Company by Renaissance in the April 17, 2015 Letter of Intent (the “Amendment Agreement”). Pursuant to the Amendment Agreement, Renaissance, in consideration of cash payment of US$96,366.24 payable no later than June 30, 2017, grants to the Company an exclusive option to acquire a 100% interest in the Trinity Silver Project on certain conditions set out in the Letter of Intent. The option so granted expires not later than September 30, 2017. One of the conditions for the Company’s acquiring a 100% interest in the Trinity Silver Project is restructuring of the Earn-In Agreement by Renaissance and the Company, which immediately prior to the date of the Amendment Agreement was to be concluded by March 29, 2017 (the “Outside Date”). The Amendment Agreement extended the Outside Date to September 30, 2017.

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

Current Assets and Total Assets

As of December 31, 2016, the unaudited balance sheet reflects that the Company had: i) total current assets of $149,500, compared to total current assets of $112,236 at June 30, 2016, an increase of $37,264, or approximately 33%; and ii) total assets of $149,501, compared to total assets of $112,237 at June 30, 2016, an increase of $37,264, or approximately 33%. The increase in current and total assets was primarily due to an increase in cash from the new loan facility and an increase in prepaid expenses, partially offset by a decrease in other assets.

Total Current Liabilities and Total Liabilities

As of December 31, 2016, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,898,800, compared to total current liabilities and total liabilities of $1,571,800 at June 30, 2016, an increase of $327,000, or approximately 21%. The increase in current and total liabilities was due to: an increase of $236,085 in convertible loan payable; an increase of $76,150 in interest payable; and, an increase of $46,028 in accrued liabilities. The increases in these amounts were partially offset by a decrease of $31,263 in accounts payable.

Cash Flow – for the interim periods ended December 31, 2016 and 2015

During the six months ended December 31, 2016 cash was primarily used to fund working capital and operations. The Company reported a net increase in cash of $16107 during the six months ended December 31, 2016 compared to a net decrease in cash of $145,721 during the six months ended December 31, 2015. The following provides additional discussion and analysis of cash flow.

Table Of Contents	26

For the six months ended December 31,
	2016$	2015 $
Net cash used in operating activities	(219,978)	(245,721)
Net cash provided by financing activities	236,085	100,000
Net Change in Cash	16,107	(145,721)

During the six months ended December 31, 2016, net cash used in operating activities was $219,978, compared to net cash used in operating activities of $245,721 during the six months ended December 31, 2015. The decrease in net cash used in operating activities of $25,743 is the result of a net loss and comprehensive loss of $289,736 during the six months ended December 31, 2016, compared to a net loss and comprehensive loss of $309,016 during the six months ended December 31, 2015, and the effects of net changes in working capital items, which contributed to an increase in cash of $69,758 during the six months ended December 31, 2016, compared to net changes in working capital items, which contributed to an increase in cash of $26,069 during the comparative period. The increase to cash resulting from the decrease in net loss and comprehensive loss period-over-period and the net changes in working capital items, which resulted in less cash being used in operations, was partially offset by non-cash items of $37,226 being reported during the comparative period, compared to no non-cash items during the current period.

During the six months ended December 31, 2016 and 2015, the Company reported no investing activities.

During the six months ended December 31, 2016, the Company reported $236,085 of cash from financing activities, compared to cash from financing activities of $100,000 during the comparative period. During the current period, the Company received more funds from the convertible loan facility compared to the previous period.

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

Table Of Contents	27

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

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of December 31, 2016, management concluded that the Company's disclosure controls and procedures were not effective.

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

Table Of Contents	28

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As reported in the Company’s Current Report on Form 8-K dated January 20, 2017 (the “Current Report”), the Company issued 8,990,986 Shares in connection with a loan conversion by BG Capital Group at a deemed price of US$0.1875 per Share.  The Current Report is incorporated by reference herein.

Table Of Contents	29

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

Table Of Contents	30

ITEM 6. EXHIBITS.

(a)       The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	SCH XBRL Schema Document.

101	INS XBRL Instance Document.

101.       CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.       LAB XBRL Taxonomy Extension Label Linkbase Document.

101.       PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.       DEF XBRL Taxonomy Extension Definition Linkbase Document.

Table Of Contents	31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Howard Crosby

Howard Crosby, President and Chief Executive Officer

Date: February 14, 2017

By: /s/ Howard Crosby

Howard Crosby, Chief Financial Officer and Secretary

Date: February 14, 2017

Table Of Contents	32