Form 10-Q
period 2017-03-31
LIBERTY SILVER CORP
filed 2017-05-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 15, 2017 the Issuer had 24,769,395 shares of common stock issued and outstanding.

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

LIBERTY SILVER CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2017

Liberty Silver Corp.

(An Exploration Stage Company)

Balance Sheets

As at,	March 31, 2017	June 30, 2016
	$	$
(unaudited)
ASSETS
Current assets
Cash and cash equivalents	939,144	9,361
Other assets	9,006	17,266
Prepaid expenses	96,234	85,609
Total current assets	1,044,384	112,236
Property and equipment
Mining interests (note 3)	1	1
Total property and equipment	1	1
Total assets	1,044,385	112,237
LIABILITIES
Current liabilities
Accounts payable	173,889	46,073
Accrued liabilities	99,438	152,152
Interest payable	1,362	209,660
Promissory notes payable (note 4)	100,000	—
Convertible loan payable (note 5)	—	1,163,915
Total current liabilities	374,689	1,571,800
Total liabilities	374,689	1,571,800
Commitments and contingencies (note 7)
SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil and Nil preferred shares issued and outstanding, respectively	—	—
Common shares, $0.001 par value, 300,000,000 common shares authorized;
22,860,483 and 12,354,497 common shares issued and outstanding, respectively	22,860	12,354
Additional paid-in-capital	16,647,725	13,838,123
Deficit accumulated during the exploration stage	(16,000,889)	(15,310,040)
Total shareholders’ equity	669,696	(1,459,563)
Total liabilities and shareholders’ equity	1,044,385	112,237
Going concern (note 1)
Subsequent events (note 8)

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	3

Liberty Silver Corp.

(An Exploration Stage Company)

Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2017	2016	2017	2016
	$	$	$	$

Revenue	-	-	-	-

Operating expenses
Operation and administration	33,484	66,281	110,792	342,384
Legal and accounting	36,368	13,022	66,561	(2,986)
Exploration	275,148	8,773	356,882	26,867
Consulting	58,500	10,000	83,500	16,000
Total operating expenses	403,500	98,076	617,735	382,265

Loss from operations	(403,500)	(98,076)	(617,735)	(382,265)

Other income or gain (expense or loss)
Gain (loss) on foreign exchange	3,749	(29,663)	4,398	13,202
Interest expense	(1,362)	(42,220)	(77,512)	(109,913)
Total other income or gain (expense or loss)	2,387	(71,883)	(73,114)	(96,711)

Loss before income tax	(401,113)	(169,959)	(690,849)	(478,976)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	(401,113)	(169,959)	(690,849)	(478,976)
Loss per common share – basic and fully diluted	(0.02)	(0.01)	(0.05)	(0.04)
Weighted average common shares – basic and fully diluted	19,494,149	12,354,497	14,682,076	12,354,497

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	4

Liberty Silver Corp.

(An Exploration Stage Company)

Interim Statements of Cash Flows

(Unaudited)

For the nine months ended March 31,	2017	2016
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(690,849)	(478,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,381	48,174
Depreciation expense	-	4,680

Changes in operating assets and liabilities:
(Increase) decrease in deposit	-	7,632
(Increase) decrease in other assets	8,260	(4,747)
(Increase) decrease in prepaid expenses	(10,625)	24,629
Increase (decrease) in accounts payable	127,816	(41,190)
Increase (decrease) in accrued liabilities	(52,714)	66,927
Increase (decrease) in interest payable	77,512	109,913
Net cash used in operating activities	(539,219)	(262,958)

Cash flows from investing activities
Cash received from sale of furniture and office equipment	-	5,000
Net cash used in investing activities	-	5,000

Cash flows from financing activities
Proceeds from unsecured promissory notes	100,000	-
Proceeds from convertible loan payable	236,085	115,000
Proceeds from issuance of common stock	1,132,917	-
Net cash from financing activities	1,469,002	115,000

Increase (decrease) in cash and cash equivalents	929,783	(142,958)
Cash and cash equivalents, beginning of period	9,361	152,351

Cash and cash equivalents, end of period	939,144	9,393

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	5

Liberty Silver Corp.

(An Exploration Stage Company)

Interim Statements of Cash Flows (Continued)

(Unaudited)

For the nine months ended March 31,	2017	2016
	$	$

Supplemental Disclosures:

Non-cash financing activities:
Common stock issued to settle accrued interest payable	285,810	-
Common stock issued to settle convertible loan payable	1,400,000	-

The accompanying notes are an integral part of these interim unaudited financial statements

Table Of Contents	6

Liberty Silver Corp.

(An Exploration Stage Company)

Notes to Interim Unaudited Financial Statements

For the Nine Months Ended March 31, 2017

Note 1 – Basis of Presentation and Going Concern

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2016. The interim results for the period ended March 31, 2017 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These interim unaudited financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $16,000,889 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company currently has sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying interim unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Nature of Operations

Liberty Silver Corp. was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 390 Bay Street, Suite 806, Toronto, Ontario, Canada, M5H 2Y2, and its telephone number is 509-526-3491. As of the end of the reporting period, the Company had no subsidiaries.

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

Table Of Contents	7

Note 3 - Mineral Properties

Trinity Project

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

Table Of Contents	8

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

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp., which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine Complex and its associated milling facility located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”). Pursuant to the terms and conditions of the Letter of Intent, the acquisition is subject to due diligence, which the Company is required to complete by the close of business on June 29, 2017, when a definitive purchase agreement would be entered into (the “Closing Date”). The acquisition would include all mining claims, surface rights, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex. The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location. The acquisition price, as described in the Letter of Intent, is a total of $30,000,000. Fifteen million dollars of the total acquisition price shall be paid annually over the course of 5 years from the Closing Date, of which, $150,000 has been paid upon execution of the Letter of Intent and $3,350,000 will become due on the Closing Date, and $3,500,000 on the first anniversary, $3,000,000 on the second anniversary, $2,000,000 on the third and fourth anniversaries and $1,000,000 on the fifth anniversary. The balance of $15,000,000 shall become due in 15 equal installments beginning on June 29, 2023 and on each anniversary of the Closing Date thereafter. The Letter of Intent provides for conditions under which the fifteen payments of $1,000,000 may be accelerated and paid in shares based on prevailing market prices. In addition, a net smelter return royalty with an aggregate maximum payment of $60,000,000 shall be granted, at a rate of 2% for the first $15,000,000, 1% for the next $15,000,000 and 0.5% for the remaining $30,000,000.  Prior to closing, the Company shall pay $280,000 with respect to certain property carrying costs and, for up to two years after closing, the Company shall hire certain local managerial staff.

During the interim period ended March 31, 2017, the Company had incurred approximately $146,858 in exploration related expenditures on the Trinity Project and $262,930 in due diligence related expenses on the Bunker Hill Mine Complex, which were reported under various line items on the statement of operations and comprehensive loss.

During the interim period ended March 31, 2016, the Company had incurred approximately $115,234 in exploration related expenditures on the Trinity Project, which were reported under various line items on the statement of operations and comprehensive loss.

Note 4 – Promissory Notes Payable

On February 9, 2017 and February 17, 2017, the Company issued unsecured promissory notes in the amounts of $40,000 and $60,000 respectively. The promissory notes bore interest at a rate of 11% per annum, with no specific terms of repayment. The Company repaid both promissory notes, including accrued interest, subsequent to the end of the period. See note 8 – Subsequent events for details.

Table Of Contents	9

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

The New Loan consisted of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

The key terms of the New Loan were as follows:

·	the principal amount of the New Loan of $1,250,000 has been fully utilized.

·	the outstanding principal amount boar interest at 11% per annum from date of advance and became due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”). The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

·	the New Loan was secured by a charge on all of the assets of the Company; and

·	BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to Liberty (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share. The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time. To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

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

The carrying value of the conversion option equity component of the convertible loan has been determined to be $nil and the carrying value of the liability component was $1,400,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

As at April 15, 2016, the Maturity Date, the Company had not repaid the loan and BGCG had not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan was repayable on demand and from April 15, 2016, accrued interest until such time as the loan was repaid or converted into common shares.

Table Of Contents	10

Effective January 20, 2017, BGCG elected to convert the entire indebtedness under the New Loan Agreement, as amended by the Amendments (the “Indebtedness”) into common shares of the Company (“Shares”) pursuant to the terms of the New Loan (the “Loan Conversion”). The Company approved the Loan Conversion and the issuance thereunder of Shares to BGCG and parties named thereby as assignees of portion of the Indebtedness. Under the terms of the Loan Conversion, the Indebtedness, being $1,685,810 converted into 8,990,986 Shares at the deemed price of $0.1875 per Share.

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG held 13,308,405 Shares representing approximately 62.35% of 21,345,483 Shares that were issued and outstanding immediately following the completion of the Loan Conversion.

Note 6 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-	300,000,000 common shares with a par value of $0.001 per common share; and
-	10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

On January 20, 2017, BGCG elected to convert the entire indebtedness into common share of the Company. Under the terms of the Loan Conversion, the Indebtedness, being $1,685,810 converted into 8,990,986 Shares at the deemed price of $0.1875 per Share.

On March 27, 2017, the Company announced that it had issued 1,515,000 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,515,000 (USD $1,132,917).

As at March 31, 2017 and June 30, 2016, there were 22,860,483 and 12,354,497 common shares issued and outstanding, respectively.

The above share issuances, and those described in note 5, were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Section 4 (a) (2) of the Securities Act of 1933 and/or Regulations D or S adopted thereunder. No underwriters were used, nor were any brokerage commissions paid in connection with these share issuances.

Warrants

On August 4, 2016, 13,333 warrants expired with an exercise price of CAD $11.25. As at March 31, 2017, no warrants were outstanding.

Stock Options

Stock based compensation expense, resulting from the vesting of stock options, for the nine months ended March 31, 2017 was $1,381 (March 31, 2016 - $48,174), which is included in operation and administration expense on the statements of operations and comprehensive loss.

As at March 31, 2017 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Table Of Contents	11

Note 7 – Commitments and Contingencies

As at March 31, 2017, the Company did not have any lease commitments.

On September 12, 2013, the Company and certain of its former officers and directors (the “Liberty Silver Parties”) were named as defendants in a proposed securities class action lawsuit filed against Robert Genovese, certain individuals alleged to have collaborated with Mr. Genovese, and an offshore investment firm allegedly controlled by Mr. Genovese (the “Action,” Case No. 9:13-cv-80923-KLR, Stanaford v. Genovese et al.). The action alleged violations of the United States Securities Exchange Act of 1934 and rules thereunder relating to anomalous trading activity and fluctuations in the Company’s share price from August through October 2012.

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

Note 8 – Subsequent events

Promissory notes payable

Effective April 5, 2017, the Company repaid the principal amount of $100,000 and accrued interest of $1,513 for both promissory notes.

Stock options

The Company reached an agreement with certain optionees to surrender their options in consideration of $0.05 per option. On April 26, 2017, the Company issued payment of $39,833 to the optionees for the surrender of 796,667 options. Further, effective May 3, 2017, an optionee exercised 330,000 stock options at an exercise price of $0.1875 per share, for gross proceeds of $61,875. Subsequent to the surrender and exercise of options, 56,000 options remained outstanding with an exercise price of $0.1875 per share. The shares issued upon exercise of options were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S under the Securities Act of 1933.

Table Of Contents	12

Private placement of common shares

On May 8, 2017, the Company announced the closing of a second tranche of a previously announced non-brokered private placement. The Company issued 1,578,912 common shares (each a "Share") at a price of CAD $1.00 per Share for gross proceeds of CAD $1,578,912 in the second tranche of the private placement. The private placement financing was initially announced in the Company’s March 1, 2017 press release. The closing of the first tranche of the Private Placement pursuant to which the total of 1,515,000 Shares was issued at the price of CAD $1.00 per Share was announced in the Company’s press release dated March 27, 2017. In the aggregate, the first and second tranches of the Private Placement comprised 3,093,912 Shares for gross proceeds of CAD$3,093,912. Proceeds of the Private Placement will be used for general working capital purposes.

Table Of Contents	13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table Of Contents	14

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

Table Of Contents	15

Government Regulation and Approval

The following permits will be necessary to put the Trinity Project into production.

Permit/notification	Agency

- Mine registry	Nevada Division of Minerals
- Mine Opening notification	State Inspector of Mines
- Solid Waste Landfill	Nevada Bureau of Waste Management
- Hazardous Waste Management Permit	Nevada Bureau of Waste Management
- General Storm Water Permit	Nevada Bureau of Pollution Control
- Hazardous material Permit	State Fire Marshal
- Fire and Life Safety	State Fire Marshal
- Explosives Permit	Bureau of Alcohol, Tobacco, Firearms
- Notification of Commencement of Operations	Mine Safety and Health Administration
- Radio License	Federal Communications Commission

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

- Water Pollution Control Permit

- Air Quality Operating Permit

- Industrial Artificial Pond Permit

- Water Rights

The Company anticipates that, subject to the availability of funds or financing, it will begin soliciting bids for the programs necessary to obtain these permits. The cost, timing, and work schedules are not yet available.

Table Of Contents	16

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

Table Of Contents	17

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

Table Of Contents	18

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

Table Of Contents	19

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

Royalty upon Termination of Interest

If the Company elects to terminate its right to earn an interest in the Trinity Project prior to completing a bankable feasibility study by March 29, 2020, but has expended at least $3,000,000, the Company shall be entitled to a 4% net smelter returns royalty capped at twice its expenditure on the Trinity Project.

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

Table Of Contents	20

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

It is estimated that during the fiscal year ending June 30, 2011, the Company incurred approximately $554,145 in exploration expenses, and that during the fiscal year ending June 30, 2012, the Company incurred approximately $1,667,497 in exploration expenses, and that during the fiscal year ending June 30, 2013, the Company incurred approximately $3,299,000 in exploration expenses, and that during the fiscal year ending June 30, 2014, the Company incurred approximately $460,432 in exploration expenses, and that during the fiscal year ending June 30, 2015, the Company incurred approximately $398,975 in exploration expenses, and that during the fiscal year ending June 20, 2016, the Company incurred approximately $128,690 in exploration expenses, and during the interim period ended March 31, 2017, the Company incurred approximately $146,858 in exploration expenses. These amounts include both direct exploration costs as well as various indirect costs related to exploration and the costs of acquiring mineral properties, which under the terms of the Earn-In Agreement, are included in the calculations for purposes of determining whether the Company has met its minimum annual expenditure commitment.

Table Of Contents	21

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

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp., which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine Complex and its associated milling facility located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”). Pursuant to the terms and conditions of the Letter of Intent, the acquisition is subject to due diligence, which the Company is required to complete by the close of business on June 29, 2017, when a definitive purchase agreement would be entered into (the “Closing Date”). The acquisition would include all mining claims, surface rights, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex. The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location. The acquisition price, as described in the Letter of Intent, is a total of $30,000,000. Fifteen million dollars of the total acquisition price shall be paid annually over the course of 5 years from the Closing Date, of which, $150,000 has been paid upon execution of the Letter of Intent and $3,350,000 will become due on the Closing Date, and $3,500,000 on the first anniversary, $3,000,000 on the second anniversary, $2,000,000 on the third and fourth anniversaries and $1,000,000 on the fifth anniversary. The balance of $15,000,000 shall become due in 15 equal installments beginning on June 29, 2023 and on each anniversary of the Closing Date thereafter. The Letter of Intent provides for conditions under which the fifteen payments of $1,000,000 may be accelerated and paid in shares based on prevailing market prices. In addition, a net smelter return royalty with an aggregate maximum payment of $60,000,000 shall be granted, at a rate of 2% for the first $15,000,000, 1% for the next $15,000,000 and 0.5% for the remaining $30,000,000.  Prior to closing, the Company shall pay $280,000 with respect to certain property carrying costs and, for up to two years after closing, the Company shall hire certain local managerial staff.

Subsequent Events

The Company has evaluated subsequent events for the interim period ended March 31, 2017 through the date these interim unaudited financial statements were issued, and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in its interim financial statements other than the following:

Promissory notes payable

On February 9, 2017 and February 17, 2017, the Company issued unsecured promissory notes in the amounts of $40,000 and $60,000 respectively. The promissory notes bore interest at a rate of 11% per annum, with no specific terms of repayment. Effective April 5, 2017, the Company repaid the principal amount of $100,000 and accrued interest of $1,513 for both promissory notes.

Table Of Contents	22

Stock options

The Company reached an agreement with certain optionees to surrender their options in consideration of $0.05 per option. On April 26, 2017, the Company issued payment of $39,833 to the optionees for the surrender of 796,667 options. Further, effective May 3, 2017, an optionee exercised 330,000 stock options at an exercise price of $0.1875 per share, for gross proceeds of $61,875. Subsequent to the surrender and exercise of options, 56,000 options remained outstanding with an exercise price of $0.1875 per share. The shares issued upon exercise of options were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S under the Securities Act of 1933.

Private placement of common shares

On May 8, 2017, the Company announced the closing of a second tranche of a previously announced non-brokered private placement. The Company issued 1,578,912 common shares (each a "Share") at a price of CAD $1.00 per Share for gross proceeds of CAD $1,578,912 in the second tranche of the private placement. The private placement financing was initially announced in the Company’s March 1, 2017 press release. The closing of the first tranche of the Private Placement pursuant to which the total of 1,515,000 Shares was issued at the price of CAD $1.00 per Share was announced in the Company’s press release dated March 27,2017. In the aggregate, the first and second tranches of the Private Placement comprise 3,093,912 Shares for gross proceeds of CAD$3,093,912. Proceeds of the Private Placement will be used for general working capital purposes.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue

During the three-month periods ended March 31, 2017 and 2016, the Company generated no revenue.

Operating expenses

During the three month period ended March 31, 2017, the Company reported total operating expenses of $403,500 compared to $98,076 during the three month period ended March 31, 2016, an increase of $305,424, or approximately 311%. The net increase in total operating expenses is comprised of: an increase of $266,375 in direct exploration expenses; an increase of $48,500 in consulting expenses; an increase of $23,346 in the reported amount of legal and accounting expense; and, a partially offsetting decrease of $32,797 in operation and administration expense.

Exploration expense increased by $266,375 to an expense of $275,148 during the period ended March 31, 2017, compared to exploration expense of $8,773 reported during the period ended March 31, 2016. During the current period, the Company incurred $166,762 of various direct expenses in connection with the potential acquisition of the Bunker Hill Mine Complex. Additionally, pursuant to the Company’s Earn-In Agreement with Renaissance, $77,835 was paid to Renaissance for not incurring a minimum threshold of exploration expenses on the Trinity property. The Company also paid $20,000 to Renaissance for the three-year extension of the date within which to submit a feasibility study on the Trinity project. No such expenses were incurred during the comparative period.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended March 31, 2017, the Company incurred a total of $97,453 of direct and indirect expenses, which related to its exploration activities on the Trinity property and $199,692 of due diligence expenses related to the potential acquisition of the Bunker Hill Mine Complex, as compared to approximately $25,774 during the interim period ended March 31, 2016, when direct and indirect expenses were incurred only on the Trinity property.

Table Of Contents	23

Consulting expense increased by $48,500 to an expense of $58,500 during the current period ended March 31, 2017 compared to $10,000 during the comparative period. During the current period, the Company paid $21,000 to a director on the Company’s board to perform due diligence on the potential Bunker Hill Mine Complex acquisition compared to no such payment during the comparative period. The balance of consulting expense incurred during the current and comparative periods related to fees paid to former employees who provided consulting services to the Company from time-to-time.

The reported amount of legal and accounting expense increased by a net amount of $23,346 to an expense of $36,368 during the period ended March 31, 2017, compared to a legal and accounting expense of $13,022 reported during the period ended March 31, 2016. The primary reason for the net increase during the current period is that the Company was engaged in increased corporate activity during the current period versus the comparative period.

Operation and administration expense decreased by $32,797 to an expense of $33,484 during the period ended March 31, 2017, compared to an expense of $66,281 reported during the period ended March 31, 2016. The net decrease was comprised of certain notable fluctuations, which are as follows: salaries and related expenses decreased by a net amount of $33,789, primarily due to there being no salaries paid during the current period compared to the prior period when salaries were paid, stock based compensation expense significantly decreased during the current period as only a residual amount of vested options remained to be expensed in the current period. The decreases in these salary and related expenses were partially offset by an increase in board fees recoded during the current period. Rent expense decreased by $15,722, due to the termination of leases that existed in the prior period for office and warehouse space. The decreases in salary and related expenses and rent expense together, were partially offset by increases in travel expense, which increased by $11,656 during the current period, and increases public company related administrative expense, which increased by $8,169.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $401,113 for the three months ended March 31, 2017, compared to a net loss and comprehensive loss of $169,959 for the three months ended March 31, 2016, a change of $231,154 or approximately 136%. The increase in net loss and comprehensive loss was due to: a net increase in total operating expenses of $305,424 as described above, partially offset by a gain on foreign exchange transactions during the current period of $3,749 compared to a loss on foreign exchange transactions of $29,663 during the prior period, and a decrease in interest expense during the current period of $40,858.

Results of Operations for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016.

Revenue

During the nine-month periods ended March 31, 2017 and 2016, the Company generated no revenue.

Operating expenses

During the nine month period ended March 31, 2017, the Company reported total operating expenses of $617,735 compared to $382,265 during the nine month period ended March 31, 2016, an increase of $235,470, or approximately 62%. The net increase in total operating expenses is comprised of: an increase of $330,015 in direct exploration expenses; an increase of $69,547 in the reported amount of legal and accounting expense; and, an increase of $67,500 in consulting expenses. The increase in these expenses was partially offset by a decrease of $231,592 in operation and administration expense.

Exploration expense increased by $330,015 to an expense of $356,882 during the period ended March 31, 2017, compared to exploration expense of $26,867 reported during the period ended March 31, 2016. During the current period, the Company incurred $230,000 of various direct expenses in connection with the potential acquisition of the Bunker Hill Mine Complex. Additionally, pursuant to the Company’s Earn-In Agreement with Renaissance, $77,835 was paid to Renaissance for not incurring a minimum threshold of exploration expenses on the Trinity property. The Company also paid $20,000 to Renaissance for the three-year extension of the date within which to submit a feasibility study on the Trinity project. No such expenses were incurred during the comparative period.

Table Of Contents	24

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended March 31, 2017, the Company incurred a total of $146,858 of direct and indirect expenses, which related to its exploration activities on the Trinity property and $262,930 of due diligence expenses related to the potential acquisition of the Bunker Hill Mine Complex, as compared to approximately $115,234 during the interim period ended March 31, 2016, when direct and indirect expenses were incurred only on the Trinity property.

The reported amount of legal and accounting expense increased by a net amount of $69,547 to an expense of $66,561 during the period ended March 31, 2017, compared to a legal and accounting expense recovery of $2,986 reported during the period ended March 31, 2016. The primary reason for the net increase is that during the comparative period, the Company had received reimbursements of previously incurred legal expenses in connection with the Class Complaint against the Company, which has since been dismissed. During the current period, the Company did not receive any reimbursements of legal expenses and only incurred legal expenses that were in the normal course of business.

Consulting expense increased by $67,500 to an expense of $83,500 during the current period ended March 31, 2017 compared to $16,000 during the comparative period. During the current period, the Company paid $21,000 to a director on the Company’s board to perform due diligence on the potential Bunker Hill Mine Complex acquisition compared to no such payment during the comparative period. The balance of consulting expense incurred during the current and comparative periods related to fees paid to former employees who provided consulting services to the Company from time-to-time.

Operation and administration expense decreased by $231,592 to an expense of $110,792 during the period ended March 31, 2017, compared to an expense of $342,384 reported during the period ended March 31, 2016. The net decrease was comprised of certain notable fluctuations, which are as follows: salaries and related expenses decreased by $131,266, primarily due to stock based compensation expense significantly decreasing as only a residual amount of vested options remained to be expensed in the current period, and no further salaries payable to employees after the first quarter of the current period; rent expense decreased by $57,116, due to the termination of leases that existed in the prior period for office and warehouse space; insurance expense decreased by $33,180; public company and related administrative expenses decreased by $8,080; and, most other individual expenses which comprise the total operation and administration expense also experienced net decreases.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $690,849 for the nine months ended March 31, 2017, compared to a net loss and comprehensive loss of $478,976 for the nine months ended March 31, 2016, a change of $211,873 or approximately 44%. The increase in net loss and comprehensive loss was due to an increase in total operating expenses of $235,470 as described above, and a decrease of $8,804 in the reported gain on foreign exchange. These changes, which resulted in a larger net loss and comprehensive loss, were partially offset by a decrease of $32,401 in the reported amount of interest expense.

Table Of Contents	25

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company currently has sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing. Management is considering various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

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

On October 17, 2014, the Company amended and restated its agreement in relation to an existing $1,210,000 principal amount secured loan facility made available by BG Capital Group Ltd. (“BGCG”) on November 14, 2013 (“Original Loan”). Under the terms of the revised agreement, BGCG made available to the Company a committed non-revolving term credit facility in the principal amount of $1,250,000 (the “New Loan”), which bore interest at a rate of 11% per annum and which was secured by a charge on all of the assets of the Company. The Company repaid the indebtedness to BGCG under the Original Loan by converting the principal amount of the Original Loan, together with all accrued and unpaid interest thereon, being $1,248,654 (the “Debt”), into 6,659,487 common shares of the Company (“Common Shares”) at a price of $0.1875 per Common Share, in full satisfaction of the Debt under the Original Loan. Details of the New Loan are provided in Note 5 to the financial statements for the interim period ended March 31, 2017.

As at April 15, 2016, the Maturity Date of the New Loan, the Company had not repaid the loan and BGCG had not called the loan nor converted any portion of the outstanding balance into common shares. In accordance with the default provision of the agreement, the loan was repayable on demand and from April 15, 2016, accrued interest until such time as the loan was repaid or converted into common shares.

Table Of Contents	26

Effective November 30, 2016, the Company reached an agreement with BGCG to amend the terms of the New Loan. Under the terms of the agreed upon amendments (the “Amendment”), the principal amount of the loan of $1,250,000, as it was under the New Loan, increased to $1,400,000 (the “New Principal Amount”) to include an advance of $150,000 made by BGCG to the Company on November 28, 2016. The New Principal Amount and the accrued interest was convertible into common shares of the Company at BGCG’s election.

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

On March 27, 2017, the Company announced that it had issued 1,515,000 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,515,000 (USD $1,132,917).

On May 8, 2017, the Company announced that it had issued 1,578,912 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,578,912 (USD $1,152,132).

Further, on an ongoing basis, management will review potential merger or acquisition targets to determine if certain synergies exist for the Company and if the potential target would strengthen the Company’s financial position. Management does not currently have any merger or acquisition target identified, and any such discussions are at the very preliminary stages.

In the event that the Company raises some funds, but, due to difficult capital market conditions or other factors, is not successful at raising all funds needed to carry out its business plan, complete the bankable feasibility study and fund ongoing working capital, management plans to continue operations with the currently reduced overheads and to maintain the Trinity Project under a care and maintenance program, until such time as the capital markets improve for junior exploration companies. In order to secure the Company’s interest in the Trinity Project before March 29, 2017, on April 17, 2015 the Company signed a non-binding letter of intent with Renaissance to allow Liberty to purchase a 100% interest in the Trinity Silver property for $1,000,000. Renaissance was paid $50,000 upon execution of the letter of intent, of which $15,000 was non-refundable. The remaining $950,000 is to be paid in stages over an eighteen-month period from the closing of an amended agreement. This purchase was contingent upon certain renegotiations with the underlying owner Newmont being achieved. The Company negotiated with Newmont the revision of the existing NSR royalty obligation to Newmont from 5% to a revised NSR royalty obligation of 3.125%. The Company also negotiated the elimination of any joint venture options or back in rights to Newmont whatsoever. In consideration for the reduction in the NSR royalty obligation and the elimination of any joint venture options or back in rights, Liberty agreed to pay $1,000,000 to Newmont, staged in four payments over eighteen months. Liberty, Renaissance and Newmont have since signed a non-binding letter of intent agreeing to those revised terms of the underlying agreement with an effective date of February 2, 2016, with the amended agreement to be finalized within six months from the effective date of the letter of intent. The Company did not raise the funds that would be required to close the amended agreement within six months from the effective date of the letter of intent; however, the Company continues to seek the funds necessary to complete this or a similar transaction with Renaissance and Newmont.

Table Of Contents	27

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

The Company reached an agreement with certain optionees to surrender their options in consideration of $0.05 per option. On April 26, 2017, the Company issued payment of $39,833 to the optionees for the surrender of 796,667 options. Further, effective May 3, 2017, an optionee exercised 330,000 stock options at an exercise price of $0.1875 per share, for gross proceeds of $61,875. Subsequent to the surrender and exercise of options, 56,000 options remained outstanding with an exercise price of $0.1875 per share. See note 8 – Subsequent events for details.

As at the filing date of this Form 10-Q, there were 56,000 stock options outstanding, which may be exercised for gross proceeds of $10,500.

Current Assets and Total Assets

As of March 31, 2017, the unaudited balance sheet reflects that the Company had: i) total current assets of $1,044,384, compared to total current assets of $112,236 at June 30, 2016, an increase of $932,148, or approximately 831%; and ii) total assets of $1,044,385, compared to total assets of $112,237 at June 30, 2016, an increase of $932,148, or approximately 831%. The increase in current and total assets was primarily due to an increase in cash from the private placement of common shares issued during the period.

Total Current Liabilities and Total Liabilities

As of March 31, 2017, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $374,689, compared to total current liabilities and total liabilities of $1,571,800 at June 30, 2016, a decrease of $1,197,111, or approximately 76%. The decrease in current and total liabilities was due to: a decrease of $1,163,915 in convertible loan payable; a decrease of $208,298 in interest payable; and, a decrease of $52,714 in accrued liabilities. The decreases in these amounts were partially offset by an increase of $127,816 in accounts payable.

Cash Flow – for the interim periods ended March 31, 2017 and 2016

During the nine months ended March 31, 2017 cash was primarily used to fund working capital and operations. The Company reported a net increase in cash of $929,783 during the nine months ended March 31, 2017 compared to a net decrease in cash of $142,958 during the nine months ended March 31, 2016. The following provides additional discussion and analysis of cash flow.

For the nine months ended March 31,	2017 $	2016$

Net cash used in operating activities	(539,219)	(262,958)
Net cash provided by investing activities	—	5,000
Net cash provided by financing activities	1,469,002	115,000

Net Change in Cash	929,783	(142,958)

Table Of Contents	28

During the nine months ended March 31, 2017, net cash used in operating activities was $539,219, compared to net cash used in operating activities of $262,958 during the nine months ended March 31, 2016. The increase in net cash used in operating activities of $276,261 is the result of: a net loss and comprehensive loss of $690,849 during the nine months ended March 31, 2017, compared to a net loss and comprehensive loss of $478,976 during the nine months ended March 31, 2016; non-cash items of $1,381 reported during the current period, compared to non-cash items of $52,854 during the comparative period; and, the effects of net changes in working capital items, which contributed to an increase in cash of $150,249 during the current period, compared to net changes in working capital items, which led to an increase in cash of $163,164 during the comparative period.

During the nine months ended March 31, 2017, the Company reported no cash activity relating to investing activities, compared to reporting $5,000 of cash from financing activities reported during the comparative period.

During the nine months ended March 31, 2017, the Company reported $1,469,002 of cash from financing activities, compared to cash from financing activities of $115,000 during the comparative period. During the current period, the Company: received $1,132,917 from the issuance of common shares, pursuant to a private placement financing; received $100,000 from the issuance of unsecured promissory notes; and, received $236,085 in convertible loan proceeds. During the comparative period, the Company did not raise money through the issuance of common shares or unsecured promissory notes, and only received $115,000 in convertible loan proceeds.

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

Table Of Contents	29

As of the end of the period covered by this report, the Company’s sole officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation management identified a material weakness in the Company’s internal control over financial reporting related to the fact that the Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override. Specifically, because there is only a single officer and director with management functions there is lack of segregation of duties. Accordingly, as of March 31, 2017, management concluded that the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Table Of Contents	30

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

As reported in the Company’s Current Report on Form 8-K dated January 20, 2017, the Company issued 8,990,986 common shares in connection with a loan conversion by BG Capital Group at a deemed price of US$0.1875 per Share.  The January 20, 2017 Form 8-K is incorporated by reference herein.

As reported in the Company’s Current Report on Form 8-K dated March 29, 2017, the Company issued 1,515,000 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,515,000 (USD $1,132,917). The March 29, 2017 Form 8-K is incorporated by reference herein.

On May 3, 2017, an optionee exercised 330,000 stock options at an exercise price of $0.1875 per share, for gross proceeds of $61,875.

As reported in the Company’s Current Report on Form 8-K dated May 8, 2017, the Company issued 1,578,912 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,578,912 (USD $1,152,132). The May 8, 2017 Form 8-K is incorporated by reference herein.

Table Of Contents	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

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

Table Of Contents	32

ITEM 6.	EXHIBITS.

(a)       The following exhibits are filed herewith:

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	SCH XBRL Schema Document.

101	INS XBRL Instance Document.

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101	LAB XBRL Taxonomy Extension Label Linkbase Document.

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101	DEF XBRL Taxonomy Extension Definition Linkbase Document.

Table Of Contents	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Howard Crosby

Howard Crosby, President and Chief Executive Officer

Date: May 15, 2017

By: /s/ Howard Crosby

Howard Crosby, Chief Financial Officer and Secretary

Date: May 15, 2017

Table Of Contents	34