Form 10-K
period 2017-06-30
Bunker Hill Mining Corp.
filed 2017-10-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

BUNKER HILL MINING CORP.

(FORMERLY LIBERTY SILVER CORP.)

 (Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
401 Bay Street, Suite 2702 Toronto, Ontario, Canada, M5H 2Y4
(Address of principal executive offices)
Registrant’s telephone number, including area code: 416-477-7771

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed fourth fiscal quarter US$2,316,462.

As of October 12, 2017, the Issuer had 24,889,395 shares of common stock issued and outstanding.

PART I

ITEM 1.

BUSINESS

The Corporation

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) (the “Company” or the “Corporation”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  On September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4, and its telephone number is 416-477-7771.

Current Operations

Overview

The Company was incorporated for the purpose of engaging in mineral exploration and development activities.  On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase of the Bunker Hill Mine (the “Mine”) in Idaho. The “Bunker Hill Lease with Option to Purchase” is between the Company and Placer Mining Corporation (“Placer Mining”), the current owner of the Mine.

Highlights of the Agreement are as follows:

*

Effective date: November 1, 2017;

*

Initial term: 24 months;

*

The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US $600,000 bonus payment and by continuing to pay the monthly lease payments of US $100,000 per month;

*

US $1 million bonus payment to Placer Mining no later than October 31, 2017;

*

The Company shall pay Placer Mining US $100,000 upon signing the lease and US $100,000 on October 1, 2017 for maintenance and upkeep fee of the mine;

*

The Company shall pay Placer Mining a US $500,000 bonus payment on November 15, 2017 and a US $500,000 bonus payment on December 15, 2017;

*

The Company shall pay Placer Mining US $100,000 monthly mining lease payments, which shall be paid quarterly (except for the lease payments for the months of November and December 2017, which shall be paid on or before November 1, 2017);

*

The option to purchase is exercisable at the Company’s discretion; and

*

Purchase by the Company can be made at any time during lease period and any extension thereto.

Under the terms of the Agreement, the Company will have the right to purchase the Mine at any time before the end of the lease and any extension thereto for a purchase price of US $45 million with purchase payments to be made over a ten-year period to Placer Mining. Under the terms of the Agreement, there is a 3% NSR on production during the Lease and a 1.5% NSR on the production after the purchase option is exercised, which post-acquisition NSR is capped at US $60 million.

Management believes this lease and option will provide the Company time to both produce a mine plan and raise the money needed to move forward and that this is a strong signal to the market that the Bunker Hill Mine is back. Management is now able to push forward and advance the time line to realizing shareholder value.

The Bunker Hill Mine was the largest producing mine in the Coeur d'Alene zinc, lead and silver mining district in northern Idaho.  Historically, the mine produced over 35M tonnes of ore grading on average 8.76% lead, 3.67% zinc, and 155 g/t silver (Bunker Hill Mines Annual Report 1980).

The Company believes that there are numerous targets of opportunity left in the mine from top to bottom, and particularly on strike to the west where more recent past drilling has resulted in major discoveries such as the Quill body of mineralized material.

The Bunker Hill Mine is now the Company’s only focus, with a view to raising capital to rehabilitate the mine and put it back into production.

The Company was previously focused on exploring and developing the Trinity Silver property located in Pershing County, Nevada (the “Trinity Project”).  The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 253 unpatented mining claims located along the west flank of the Trinity Range in Pershing County, Nevada, about 25 miles by road northwest of Lovelock, NV, the county seat.    The annual cost to maintain the 253 claims is approximately $35,420 per year ($140 per claim per year).  In 2016, due to the lack of funding available to the Company, exploration progress was not on schedule with the Company’s exploration and evaluation plan and, as a result of these circumstances, the related carrying value of the properties may not be recoverable.  The Company therefore recorded an impairment charge related to the Trinity Project and reduced its carrying amount of the Trinity Project to $1 on the balance sheet for the fiscal years ended June 30, 2017 and 2016.

The Company did not commence development stage activities, but with adequate resources previous Management intended on: (i) expanding the known mineralized material through drilling, (ii) permitting for operation, if deemed economically viable, (iii) conducting metallurgical studies aimed at enhancing the recovery of the silver and by-product lead and zinc, and (iv) prepare an engineering design related to potential construction of a new mine. Exploration of the property would be conducted simultaneously with the mine development in order to locate additional mineralized materials.

With the Company’s Management focused on the Bunker Hill Mine, in September 2017, the Company agreed to relinquish its rights to the Trinity Project to Renaissance Exploration, Inc., its project partner, in return for releasing the Company from all past and future obligations.

Products

The Bunker Hill Mine is a Zinc-Silver-Lead Mine.  When back in production, the Company will mill mineralized material on-site or at a local third-party mill and plans to produce concentrates to be shipped to third party smelters for processing.

The Company will continue to explore the property with a view to proving resources.

Infrastructure

The acquisition of the Bunker Hill mine includes all mining rights and claims, surface rights, fee parcels, mineral interests, easements, existing infrastructure at Milo Gulch, and the majority of machinery and buildings at the Kellogg Tunnel portal level, as well as all equipment and infrastructure anywhere underground at the Bunker Hill Mine Complex.  The acquisition also includes all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

Government Regulation and Approval

The current exploration activities and any future mining operations are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.  Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on the Company’s financial condition or results of operations.

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

▪

Reclamation and Closure Plan

▪

Water Discharge Permit

▪

Air Quality Operating Permit

▪

Industrial Artificial (tailings) pond permit

▪

Obtaining Water Rights for Operations

Property Description

The Company’s agreement with Placer Mining Corporation includes mineral rights to 434 patented mining claims covering 5769.467 acres of those 35 include surface ownership over approximately 259.1 acres.  The transaction also includes certain parcels of fee property which includes mineral and surface rights but are not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

Surface rights were originally owned by various previous owners of the claims until the acquisition of the properties by BLP.  BLP sold off surface rights to various parties over the years while maintaining access to conduct mining operations and exploration activities as well as easements to a cross over and access other of its properties containing mineral rights. Said rights were reserved to its assigns and successors in continuous perpetuity. Idaho Law also allows mineral right holders access to mine and explore for minerals on properties to which they hold minerals rights.

Title to all patented mining claims included in the transaction was transferred from Bunker Hill Mining Co. (U.S.) Inc. by Warranty Deed in 1992. The sale of the property was properly approved of by the U.S. Trustee and U.S. Bankruptcy Court.

Over 90% of surface ownership of patented mining claims not owned by Placer Mining Corp. is owned by different landowners. These include: Stimpson Lumber Co.; Riley Creek Lumber Co.; Powder LLC.; Golf LLC.; C & E Tree Farms; and Northern Lands LLC.

Patented mining claims in the State of Idaho do not require permits for mining activities to commence.  The water discharge is being handled by the EPA at the existing water treatment plant.  The Company will take on the water treatment responsibility and the Federal water discharge permit comes along with the water treatment plant.

Competition

The Company competes with other mining and exploration companies in connection with the acquisition of mining claims and leases on zinc and other base and precious metals prospects as well as in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than the Company, have greater financial resources and have been in the mining business for much longer than it has.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration and development properties.  The Company may not be able to compete against these companies in acquiring new properties and/or qualified people to work on its current project, or any other properties that may be acquired in the future.

Given the size of the world market for base precious metals such as silver, lead and zinc, relative to the number of individual producers and consumers, it is believed that no single company has sufficient market influence to significantly affect the price or supply of these metals in the world market.

Employees

The Company is currently managed by Bruce Reid, President and CEO; Julio DiGirolamo, Chief Financial Officer; and Howard Crosby, Executive Vice President.

Bruce Reid and Howard Crosby serve on the Company’s Board of Directors along with director, John Ryan.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Office Space

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 78% of the monthly lease amount.

The Bunker Hill Mine

The Bunker Hill Mine is one of the most storied base metal and silver mines in American history.  Initial discovery and development of the Bunker Hill Mine property began in 1885, and from that time until the mine closed in 1981 it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc (Bunker Limited Partnership,1985).  Throughout the long history of the mine, there were over 40 different orebodies discovered and mined, primarily consisting of Zinc-Lead-Silver mineralization. The Bunker Hill and Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

When the mine first closed in 1981, it was estimated to still contain significant resources (Bunker Limited Partnership, 1985).  The Mine and Smelter Complex were closed in 1981 when Gulf Resources was not able to continue to comply with new regulatory structures brought on by the passage of environmental statutes and as then enforced by the Environmental Protection Agency (the “EPA”).  The Bunker Hill Lead Smelter, Electrolytic Zinc Plant and historic milling facilities were demolished about 25 years ago, and the area became part of the “National Priority List” for cleanup under EPA regulations, thereby pausing development of the Bunker Hill Mine for over 30 years.

The majority of the cleanup of the old smelter, zinc plant, and associated sites has now been completed and the Mine is now poised for further development and an eventual return to production.  The Company has been in contact with government officials who have expressed strong support and cooperation for the Company efforts to return the mine to being a productive mining asset.

History

The Bunker Hill lode in Northern Idaho was discovered on September 9, 1885 by prospectors who had journeyed to Idaho as part of a gold rush in the nearby Murray District. Early development was completed by Jim Wardner, a local mine developer who constructed the first milling facility.

In 1887 Simeon G. Reed purchased the claims and mill and incorporated the Bunker Hill and Sullivan Mining and Concentrating Company.

As the tonnage of ore in the mine increased, it became apparent that a mill of larger capacity was needed, and in 1891 a new mill of 400-ton capacity was built in the main valley below the confluence of Milo Creek with the South Fork of the Coeur d'Alene River. To transport ore to this mill, an aerial tramway with a horizontal length of 10,000 feet was constructed from Milo Gulch. This tramway served to transport all mine ore until the two-mile long Kellogg Tunnel was completed in 1902.

Two men stand out in the early history of the company. They are Frederick W. Bradley and Stanly A. Easton. Bradley first became associated with the company as a young engineer in 1890. In 1893 he was named general manager of the operation, and in 1897 he became the company's fourth president, a position he held until his death in 1933. He brought to Kellogg another young California engineer, Stanly Easton, who became general manager in 1903 and succeeded Bradley as President. Under the guidance of these two men the Bunker Hill Company grew from a small mining and concentrating venture to a large, integrated mining and smelting operation with a national presence.

On May 25, 1917, Bunker Hill and Sullivan joined with the Hecla Mining Company in forming the Sullivan Mining Company, which purchased and operated the Star mine near Mullan, Idaho, approximately 15 miles to the east. The ore from the Star mine had a relatively high zinc content and necessitated the erection of an electrolytic zinc plant which was the first plant constructed of this type. The technological process that was devised for the plant was recognized as a significant new development in the metallurgical field and made possible the widespread use of zinc in such applications as galvanizing.

From its early days and through two major world wars the Bunker Hill Company operated as an independent and well-known mining and smelting company and was listed on the New York Stock Exchange. On June l, 1968, in one of the earliest leveraged buyouts, Bunker Hill became a wholly owned subsidiary of Gulf Resources & Chemical Corp.

Growing public concern with the environment in the 1970s compelled Bunker Hill to spend large sums on plant improvements in order to comply with newly enacted federal air and water pollution laws. The Company also made major efforts to reclaim surrounding hillsides which had been denuded by the effects of decades of airborne smelter effluents and timbering for mining purposes.

Ultimately the costs of environmental compliance and the deep recession of 1981 with resulting declines in metal prices led to Gulf Resources' decision in August 1981 to close its Bunker Hill operations and put the company up for sale. In 1982 the company was sold to the Bunker Limited Partnership (“BLP”) whose principal owners were Harry Magnuson, Duane Hagadone, Jack Kendrick and Simplot Development Company (the Simplot company dropped out of the partnership in 1987). Although the new company ultimately reopened the mine, the lead and zinc smelting and refining operations remained closed.

As noted, the mine was briefly reopened from 1988 to 1990 by BLP. This reopening resulted in a large effort being made to drill and define the zinc-rich Quill ore body and to expand and improve the ramp system for modern rubber tired mining methods. Although exceptional progress was made in defining new ore reserves and in meeting other goals, the operations were underfunded and targeted production goals were not met. Combined with low metal prices due to the recession of the early 1990s, BLP closed the mine in January, 1991 and shortly thereafter filed for bankruptcy. On May 1, 1992, the Bunker Hill Mine was sold to Placer Mining Co., a Nevada corporation. This sale was of the mine only, and Pintlar, Inc., a subsidiary of Gulf Resources & Chemical, remained responsible for the EPA Superfund cleanup of the smelter site.

The Company has signed a lease with option to purchase with Placer Mining on approximately the same land package and mine infrastructure that was transferred to Placer Mining approximately 25 years ago.

Geology and Mineralization

Geology

The Coeur d’Alene Mining District is one of the most prolific mining districts in North America. It has been in constant production since its discovery in the 1880s, is the largest silver-producing area of North America, and is one of the largest zinc and lead producers as well. Over 100 mines historically have reached commercial production in the District and currently two major mines, the Lucky Friday/Gold Hunter owned by Hecla Mining Company, and the Galena Mine, owned by America’s Silver are active. A number of other mines including the Sunshine, the Crescent, and the Coeur Mine have potential to be quickly producing should silver prices rise sufficiently to justify reactivation.

The District is underlain by members of the Precambrian Belt Super Group. The metasedimentary rocks are predominantly fine-grained quartzite, siltites and argillites. The District is structurally complex with multiple folding and faulting events being evident.  The WNW-trending Osburn fault runs through the district and has about 15 miles of right lateral displacement. Mineralized zones in the district are generally parallel to sub-parallel to the Osburn fault. Numerous mines, including the Bunker Hill, are located south of the Osburn fault and occupy the steeply dipping to overturned north limb of a WNW-trending fold.

Mineralization

The mineralization at Bunker Hill is hosted in localized, structurally controlled shear zones and strati-form zones of significant width. The mineral bodies are grouped into three different types.

The NW trending Bluebird mineral zones are zinc rich and consist of sphalerite in excess of galena with variable amount of pyrite in a gangue of greyish quartz and minor siderite. This mineralized material is commonly localized in smaller parasitic folds, broken by reverse shears (Meyer, 1982).

The Jersey type mineral bodies consist principally of veins containing galena with lesser amounts of sphalerite, chalcopyrite and tetrahedrite (Meyer, 1981).  These NE to N trending veins are referred to as “link” veins as they extend between the NW trending Cate and Dull faults, or other faults in the mine. Gangue minerals are primarily white quartz with lesser siderite.

“Hybrid” mineral bodies comprise the third type and are associated with zones of brecciation located at the junctions of major faults. These are multi-stage systems where “Bluebird” type fracture zones were reopened and brecciated prior to flooding by galena from the newly opened ‘link’ veins. The galena penetrated and partially replaced the previous minerals and filled remaining open spaces (Meyer, 1981).

Mine and Mill Operations

Starting with the original Bunker Hill and Sullivan claims, the Bunker Hill Mine eventually encompassed 620 patented mining claims totaling 6,200 acres. From the discovery cuts some 3600 feet above sea level, over 20 major ore zones were mined to nearly 1600 feet below sea level, a vertical distance of about one mile.

Four major mining methods were historically employed in the Bunker Hill Mine. The oldest is square set or cut and fill. These methods employ support of the stope where the vein is mined with sets of timbers and/or rock bolts, and then sand-fill is pumped from the surface as the mining activity moves to a higher elevation. The broken ore was scraped into chutes by compressed air powered slushers and dropped into ore pockets on the level below.

The second method called shrink stoping is similar to the above, but no ground support is required. Instead the broken ore is used as both ground support and a mining floor and the full mining cut is completed prior to withdrawing the ore from the stope. Air powered slushers or compressed air operated mucking machines on rubber tires were historically used.

A third mining method is known as room and pillar mining. In this operation, no timber is required but pillars of ore are left in place as supports until the stoping moves to a higher elevation, at which time sand fill is pumped in to provide the floor for the next cut. As the ore is broken, rubber tired, compressed air operated mucking machines picked it up putting it into a box on the back of the loader. It was then transported to a chute in the stope where it dropped into the ore pocket on a lower level.

The fourth method is sublevel blasthole stoping. Diesel powered equipment cuts horizontal slices every forty feet in the ore zones. Then long holes are drilled in the pillars between horizontal slices. The holes are blasted allowing the ore to fall to the bottom slice and scooped up by diesel powered loaders and transported to ore passes. This method was used above the Kellogg Tunnel, and ore was transported by gravity to the tunnel and hauled out by train to the surface.

From the ore pockets on the various levels of the mine below the Kellogg Tunnel, ore trains powered by battery driven locomotives transported the ore to ore pockets located at the shaft. In the shaft, large steel buckets, called skips, were loaded and hoisted to the Kellogg Tunnel level where the ore was dumped into two large concrete bins. Drawn from these storage areas by gravity, the ore was next transported two miles to the surface in 22-car ore trains pulled by trolley and diesel locomotives.

With the exception of the use of square set timbering, all of the above mining methods are likely to be employed in the restart of the Bunker Hill Mine. The main improvement and productivity gain over historic operations will be the widespread use of rubber-tired equipment, which will be used for mucking and transport of the broken mineralized material. The upper part of the mine is largely already developed with ramps, which will be used by the Company for rubber-tired access. Most of these ramps were completed by the Bunker Hill Company and ramp expansion also occurred during the Bunker Limited Partnership mine reopening.

Company engineers have already inspected many portions of the ramp system in the upper part of the mine and the ramps are generally in very good shape and will only require minor repair and clean-up.

Historically the Bunker Hill ore was milled in the milling facility located approximately 2000 yards from the main Kellogg Tunnel portal and the concentrate was treated at the nearby smelting and refining complex which was located approximately one mile to the west of the mill. The milling facility and smelting complex have all been razed and remediation of these sites has been largely completed.

An existing water treatment plant which was originally built by the Bunker Hill Company remains in operation and is operated by the United States Environmental Protection Agency (the “E.P.A.”) through a local contractor. This plant has received numerous upgrades and capacity improvements in the last twenty-five years. All mine water which is discharged from the Bunker Hill Mine has been treated by the E.P.A. during the ownership of the mine by Placer Mining.

The Company has been involved in highly productive discussions with the E.P.A., the U.S. Dept. of Justice, and Placer Mining about resolution of the past response costs for water treatment and other matters involving the process of turnover of the Bunker Hill Mine operations to the Company.

The parties have largely concluded discussions which resolve the allocation of costs of water treatment and other past response costs of Placer Mining, as well as a framework for turnover of the mine, and an absolution of liability for past response costs for the Company. These discussion as of the date of this report are now subject to drafting the required agreements between the parties. Investors and other interested parties should be cautioned that all agreements are subject to the ultimate approval of the principals of Placer Mining as well as parties at both the E.P.A. and the U.S. Dept. of Justice, who can legally bind the United States.

Index of Geologic and Mining Terms

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

Completed Work and Future Plan of Operations

Over the last six months the Company has undertaken a due diligence program to assure itself of the viability of a restart of the Bunker Hill Mine. This necessitated an extensive review of the records that were present primarily at the Bunker Hill Mine offices. At those offices there are tens of thousands of pages of reports and records which detail the operations of the mine from its earliest days to the time of the shutdown in 1991 by BLP.

In addition to reports, there are several thousand historical maps of all scales and sizes as well as historical mineral diagrams which detail the mineral bodies that remained in the mine at the time of closure in January, 1991. These reports are not compliant with Canada National Instrument 43-101 and cannot be used for the purposes of establishing reserves pursuant to that standard.

The Company has satisfied itself that there is a large remaining zinc/lead/silver materials in numerous mineralized zones remaining within the Bunker Hill Mine. The Company is now developing a plan to bring a number of these zones into N.I. 43-101 compliance through new sampling and drilling programs. The Company has identified several zones as having highest priority. The Company has prioritized zones capable of providing the nearest term production as priority, these being the UTZ Zone, the Newgard Zone and the South Newgard Zone. These three mineral zones will be the first to be N.I. 43-101 verified and will provide the majority of the early feed upon mine start-up.

The Bunker Hill Mine main level is termed the nine level and is the largest level in the mine and is connected to the surface by the approximately 12,000 foot-long Kellogg Tunnel. Three major inclined shafts with associated hoists and hoistrooms are located on the nine level. These are the No. 1 shaft, which is used for primary muck hoisting in the main part of the mine; the No. 2 shaft, which is a primary shaft for men and materials in the main part of the mine; and the No. 3 Shaft, which is used for men, materials and muck hoisting for development in the northwest part of the mine.

The top stations of these shafts and the associated hoistrooms and equipment have all been examined by Company personnel and are in moderately good condition. The Company believes that all three shafts remain in a condition that they are repairable and can be bought back into good working order over the next few years.

The water level in the mine is held at approximately the ten level of the mine, roughly 200 feet below the nine level. The mine was historically developed to the 27 level, although the 25 level was the last major level that underwent significant development and past mining.

The southeastern part of the mine was historically serviced by the Cherry Raise, which consisted of a two-compartment shaft with double drum hoisting capability that ran at an incline up from the nine level to the four level. The central part of the mine was serviced upward by the Last Chance Shaft from the nine level to the historic three or four level. Neither the Cherry Raise or the Last Chance shaft are serviceable at this time. However, the upper part of the mine from nine level up to the four level has been developed by past operators by a thorough-going rubber tire ramp system, which is judged to be about 65% complete.

The Company has already repaired the first several thousand feet of the Russell Tunnel, which is a large rubber tire capable tunnel with an entry point at the head of Milo Gulch. This tunnel will provide early access to the UTZ and Newgard/South Newgard mineral zones. The Company has inspected a great deal of the ramp system between the nine level and the four level, and the ramps are in good shape with only minor repair and rehabilitation needed. The Company has made development plans to provide interconnectivity of the ramp system from the Russell Tunnel at the four level down to the nine level. Thus rubber-tired equipment will be used for mining and haulage throughout the upper mine mineral zones, which have already been identified, and for newly found zones.

The Kellogg Tunnel will be used as a tracked rail haulage tunnel for supply of men and materials into the mine and for haulage of mined material out of the mine. Historically the Kellogg Tunnel (or “KT” for short) was used in this manner when the mine was producing upwards of 3000 tons per day of mined material. The Company has inspected the KT for its entire length and has determined that significant timbered sections of the tunnel will need extensive repairs. These are areas that intersect various faults passing through the KT at normal to oblique angles and create unstable ground.

The Company has also determined that all of the track, as well as spikes, plates and ties holding the track will need to be replaced. Additionally, the water ditch that runs parallel to the track will need to be thoroughly cleaned out and new timber supports and boards that keep the water contained in its path will need to be installed. All new water lines, compressed air lines and electric power feeds will also need to be installed. The total cost estimate for this KT work is still in process at the time of the date of this report, but the time estimate for these repairs is approximately eighteen months.

It is anticipated that earliest production will come from the upper levels of the mine where company personnel have observed mining faces of mineralized material that are readily mineable, as they were left behind by past operators in a more or less fully developed state. These upper mineralized material zones could achieve limited mining at perhaps a rate of 500 tons per day by haulage out through the Russell Tunnel and then trucked from the Milo Gulch landing to one or more potential nearby custom milling facilities.

Although the Company believes that the potential does exist for early production by shipping mineralized material to a custom mill, the Company has not yet undertaken discussions with mill owners, but anticipates such discussions could occur within the next one to three months. Longer term, the Company anticipates constructing its own milling facility near the mouth of the Kellogg Tunnel. Initially the mill capacity will be 1500 tons per day, and the mill will be designed for ready expansion when needed.

The Company has identified multiple tailings disposal sites to the west-northwest of where the mill will be located. Ultimately the Company believes the existing Central Impoundment Area or “CIA” (which was the tailings disposal area for the historic mine) might once again be available for new tailings disposal. However, with pragmatic use of the existing identified sites, the Company is confident it will have tailings disposal adequate for approximately ten years of production. Down the road alternatives involve the use again of the CIA or the use of “dry stack” tailings disposal.

As noted above, the E.P.A. for several decades has provided mine water treatment services for the Bunker Hill Mine. When the Company begins its lease of the mine, it is planned that the E.P.A. will be providing water treatment services under contract with the Company and such services will continue for at least five years or more. Although no firm agreement has yet been reached, recent discussions with the E.P.A. also indicate that overflows from the mill or decant from the tailings facilities could also be treated at the water treatment plant under the same treatment contract.

If all of the mine water, mill outflows, and tailings discharges can be treated by the E.P.A. treatment plant as currently contemplated, the Company will be initially relieved of the need to obtain a water discharge permit. This will simplify the permitting required to return the mine to production and to build a mill and associated tailings ponds because a water discharge permit is often a difficult permit to obtain and is highly dependent on the characteristics of the surrounding watersheds and the capacity of these watersheds to tolerate additional discharges.

Upon initiating mine production from the UTZ, Newgard, and South Newgard zones at rates of approximately 1500 tons per day, the Company would anticipate mining approximately 450,000 tons per year of material. The three aforementioned zones are believed to have sufficient mineral to supply the Company mining needs for at least five years and beyond.

Once the repairs are completed to the Kellogg Tunnel, mineralized material haulage will be able to immediately occur out of this tunnel, which will enhance the production capabilities of the mine by several magnitudes. Some mineralized material will continue to be transported by rubber-tired equipment directly out the Russel Tunnel, but the majority of mineralized material will be dropped down existing internal passes and be hauled out of the KT on rail. By this time in the restart program the Company would expect to be in production at around 1500 tons per day, which is approximately the planned mill capacity. If all items proceed as planned, the Company believes a steady state production of 1500 tons per day is achievable in approximately 36 months from the time of takeover of operations.

Additionally, once the KT repairs are completed, work on the repairs of the shafts and hoists can proceed with greater speed and the lower levels of the mine can be dewatered. The shaft work and pumping should commence at about year two of mine operations. Additionally, exploration and development work can begin on a major zinc mineral body, the “Quill”, which is already partly developed between the nine level and the fifteen level of the mine. This mineral body is expected to be in excess of 4 million tons of mineralized material and is primarily zinc.

Numerous other past-producing mineral bodies will begin to be revealed as the water levels are lowered and the mine is drained to the fullest. Some of these mineral bodies are lead-silver rich zones such as the Emery, Shea, Veral and the “J”, while others will add more material containing zinc such as the Tallon, Rosco, or Tony, while still others are best described as polymetallic such as the New Landers or the Francis.

The Company geologists and engineering personnel have studied the past records thoroughly and conclude that very good exploration and discovery potential exists at depth on downward rakes of known structures. Strata-bound zones such as the Newgard, Quill and Tallon await drilling to the west, while both the southeast and northwest limits of the main original Bunker Hill structure, in the heart of the Cate/Dull fault system, still remain viable as targets for future discovery of new mineral bodies or extensions of past mined structures.

Technical Report

As noted, the Company currently has in its possession, and has had access to, numerous historical technical reports that were completed in the past by highly qualified parties. The company does not currently have a technical report on the Bunker Hill Mine that is compliant with Canada National Instrument 43-101. The Company anticipates completing a compliant report within 3 to 4 months of the filing of this report, which will cover mineral zones that are adequately assessable for sampling and drilling. As repairs and improvements are made, additional mineral zones will be opened and subsequently drilled and sampled, and the resulting date will be used from time to time to update the N.I. 43-101 report as needed.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is currently a party to litigation, which it initiated against Liberty International Underwriters, Inc., the underwriter of its directors and officers liability insurance.  The case is captioned:  Liberty Silver Corp. v. Liberty International Underwriters, Court File No. CV-15-529239 and was filed on May 29, 2015, in the Ontario Superior Court of Justice.   In this legal action, the Company is seeking payment of legal fees incurred in connection with SEC and OSC cease trade orders.  In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees.  Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders.  Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands and causes of action, in respect of the accounts rendered by the law firms.

Neither the Company nor its property is the subject of any other pending legal proceedings, and no other such proceeding is known to be contemplated by any governmental authority.  The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4.

MINE SAFETY DISCLOSURES.

The enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the Securities and Exchange Commission certain specified disclosures regarding the Company’s history of mine safety.  The Company currently does not operate any mines and, as such, is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Effective May 19, 2017, the Company’s shares were listed for trading on the Canadian Securities Exchange under the symbol “LSL”.

Until August 5, 2014, the Company’s common stock was quoted on the Toronto Stock Exchange under the Symbol “LSL” and on occasion traded by appointment on the Grey Market under the Symbol "LBSV". Prior to October 15, 2012, the Company’s shares were traded on the OTC Bulletin Board (“OTCBB”).

On October 5, 2012, Liberty Silver Corp. was named in an Order of Suspension of Trading (the “Order”) from the US Securities and Exchange Commission.  Pursuant to the Order, trading in the Company’s securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol “LBSV” removed from the OTC Bulletin Board (the “OTCBB”) as it became ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.  The Company continues to consider its circumstances and review the requirements necessary to permit its stock to resume trading on the OTCBB or a stock exchange in the United States and, in due course, will determine the most appropriate course of action.  There is no assurance as to when or whether the Company’s stock will resume trading in the United States.

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

On July 2, 2014, the Company announced that the Toronto Stock Exchange (“TSX”) had decided to delist the Company’s common shares effective the close of business on August 5, 2014 as a result of the failure by the Company to meet the continued listing requirements of the TSX.  The Company appealed that decision, and on August 11, 2014, it was announced that the Appeals Committee of the TSX determined that the Company’s shares would not be relisted.

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.  As a result of the Company’s common stock being delisted from the TSX and the OTCBB, there is no trading information available for almost three years.  The high and low closing prices of the Company’s common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

	CANADIAN SECURITIES EXCHANGE (2)			OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$		HIGH BID US$		LOW BID US$
May 19, 2017 through June 30, 2017	$3.00	$1.70	$	N/A	$	N/A
…	TSX (1)
April 1, 2014 through June 30, 2014	$0.10	$0.02	$	N/A	$	N/A
January 1, 2014 through March 31, 2014	$0.04	$0.03	$	N/A	$	N/A
October 1, 2013 through December 31, 2013	$0.06	$0.03	$	N/A	$	N/A
July 1, 2013 through September 30, 2013	$0.12	$0.03	$	N/A	$	N/A
April 1, 2013 through June 30, 2013	$0.36	$0.11		$0.36		$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18		$0.70		$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39		$1.55		$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60		$1.54		$0.60

(1)

Common stock traded on the TSX on December 22, 2011 until July 2, 2014.

(2)

Common stock commenced trading on the CSE on May 19, 2017.

As of October 12, 2017, there were 24,889,395 shares of common stock issued and outstanding.

There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

ITEM 6.

 SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS “FORWARD LOOKING STATEMENTS”, WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS “AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Background and Overview

The Company was incorporated for the purpose of engaging in mineral exploration activities.  On March 29, 2010, the Company entered into an Exploration Earn-In Agreement relating to the Trinity Project located in Pershing County, Nevada with the intention, subject to the availability of sufficient funding, of engaging in efforts to develop the Trinity Project.  With the Company’s Management focused on the Bunker Hill Mine, in September 2017, the Company agreed to relinquish its rights to the Trinity Project to Renaissance Exploration, Inc., its project partner, in return for releasing the Company from all past and future obligations.

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase of the Bunker Hill Mine (the “Mine”) in Idaho. The “Bunker Hill Lease with Option to Purchase” is between the Company and Placer Mining Corporation (“Placer Mining”), the current owner of the Mine.

Highlights of the Lease are as follows:

*

Effective date: November 1, 2017;

*

Initial term: 24 months;

*

The lease can be extended for another 12 months at any time by the Company;

*

US $1 million bonus payment to Placer Mining no later than October 31, 2017;

*

US $100,000 monthly mining lease payments, paid quarterly;

*

The option to purchase is exercisable at the Company’s discretion; and

*

Purchase by the Company can be made at any time during lease period and any extension.

Management believes this lease and option will provide the Company time to both produce a mine plan and raise the money needed to move forward and that this is a strong signal to the market that the Bunker Hill Mine is back. Management is now able to push forward and advance the time line to realizing shareholder value.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2017, as compared to the fiscal year ended June 30, 2016.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2017 and June 30, 2016

Revenue

During the fiscal years ended June 30, 2017 and June 30, 2016, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2017, the Company reported total operating expenses of $3,082,303 as compared to $2,355,766 during the fiscal year ended June 30, 2016—an increase of $726,537 or approximately 31%.

The increase in total operating expenses is primarily due to the impairment in mining interests, partially offset by decreases in: legal and accounting expense, operation and administration expense, exploration expense, and consulting expense.

In the year ended June 30, 2016, the Company recorded an impairment in mining interests of $2,550,739 (no impairment recorded for the year ended June 30, 2017).  Due to the lack of funding available to the Company, exploration progress was not on schedule with the Company’s exploration and evaluation plan and, because of these circumstances, it was determined that the related carrying value of the Trinity Project may not be recoverable.  The Company therefore recorded an impairment charge related to the Trinity Project and reduced its carrying amount of the Trinity Project to $1 on the balance sheet for the fiscal year ended June 30, 2016.

In the year ended June 30, 2016, the Company recorded a legal and accounting expense recovery of $708,000.  The Company had incurred substantial legal fees during the fiscal years ended June 30, 2013 and June 30, 2014 in connection with SEC and OSC cease trade orders issued in October 2012, which fees were recorded in accounts payable.  The Company submitted a claim for reimbursement from the insurance underwriter pursuant to the terms of its directors’ and officers’ insurance policy.  The insurance underwriter denied coverage of this claim and the Company retained legal counsel, on a contingent fee basis, to challenge, through litigation, the position taken by Liberty International Underwriters Inc., the insurance underwriter.  In connection with the substantial legal fees incurred by the Company with various law firms, the Company entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees.  Pursuant to the Assignment Agreement, the Company irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders.  Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands of causes of action, in respect of the accounts rendered by the law firms.  As a result of entering into the Assignment Agreement with the various law firms that were owed fees in connection with the SEC and OSC cease trade orders, the Company was able to extinguish approximately $708,000 of liabilities from its balance sheet and record a corresponding legal fees expense recovery in the statements of operations.  Without considering the legal fees expense recovery, the Company incurred approximately $41,834 in other legal and accounting fees related to normal operations during the year ended June 30, 2016, compared to $157,000 during the current year ended June 30, 2017.  Legal fees increased with the arrival of new management in fiscal 2017 and the associated focus on acquiring the Bunker Hill Mine.

Operation and administration expense increased by $1,308,051 to $1,726,971 during the fiscal year ended June 30, 2017, compared to an expense of $418,920 reported during the fiscal year ended June 30, 2016.  When removing stock-based compensation of $1,215,401 and $60,961, respectively, operation and administration expense increased by $153,611 to $511,570 during the fiscal year ended June 30, 2017, compared to an expense of $357,959 reported during the fiscal year ended June 30, 2016—an increase of 38% resulting from the Company becoming active once again, hiring consultants and incurring other costs associated with the acquisition on the Bunker Hill Mine and getting listed on the Canadian Stock Exchange.

Some significant highlights were:

Investor relations and related expenses were $85,522 for the year ended June 30, 2017 and $nil for the previous year.  Expenses related to maintaining a public company increased from $14,674 for the year ended June 30, 2016 to $49,447 for the year ended June 30, 2017—a $37,772 increase.  Insurance expenses decreased from $67,930 to $35,178.  Rent decreased from $67,291 to $13,977.  When deducting stock option benefits, salaries and wages decreased from $185,385 to $73,864.  Travel increased to $118,537 from $771.

Exploration and due diligence expenses increased by $966,084 in the fiscal year ended June 30, 2017, compared to $36,273 during the fiscal year ended June 30, 2016.  With a focus on acquiring the Bunker Hill Mine and successfully completing an equity capital raise, new management immediately devoted time and resources on due diligence and asset development.  The decrease during the 2016 fiscal year was primarily due to the lack of available funding to the Company, and as a result, the plan of exploration and development of the Trinity Project was not on course.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations.  Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties.  During the year ended June 30, 2017, the Company had incurred approximately $150,861 (2016 - $128,690) in exploration related expenditures on the Trinity Project, which were reported under various line items on the statement of operations and comprehensive loss.

Consulting expense increased to $232,248 during the fiscal year ended June 30, 2017, compared to $16,000 during the fiscal year ended June 30, 2016.  Again, this increase resulted from management’s new focus on the Bunker Hill Mine.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $3,133,662 for the fiscal year ended June 30, 2017, as compared to a net loss and comprehensive loss of $2,497,765 for the fiscal year ended June 30, 2016—a change of $635,897 or approximately 25%.  The increase in net loss and comprehensive loss was due to a net increase in total operating expenses as outlined above.

Liquidity and Capital Resources

The Company does not have sufficient working capital needed to meet its current fiscal obligations when including commitments associated with the acquisition on the Bunker Hill Mine.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  Management is considering various financing alternatives, specifically raising capital through the equity markets and debt financing.

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

•

the principal amount of the New Loan of $1,250,000 has been fully utilized;

•

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

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to the Company (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share.  The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time.  To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

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

The carrying value of the conversion option equity component of the convertible loan was determined to be $nil and the carrying value of the liability component was $1,400,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG held 13,308,405 Shares representing approximately 62.35% of the 21,345,483 Shares that were issued and outstanding immediately following the completion of the Loan Conversion.

On March 27, 2017, the Company issued 1,515,000 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,515,000 (USD $1,131,402).

On May 8, 2017, the Company issued 1,698,912 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,698,912 (USD $1,245,812).

Current Assets and Total Assets

As of June 30, 2017, the Company’s balance sheet reflects that the Company had: i) total current assets of $822,178, compared to total current assets of $112,236 at June 30, 2016—an increase of $709,942 or approximately 733%; and ii) total assets of $1,131,195, compared to total assets of $112,237 at June 30, 2016—an increase of $1,018,958 or approximately 1008%.  The decrease in current assets was due to the increase in cash year-over-year, resulting from the Company’s equity raise in the spring of 2017.  The net decrease in total assets also includes monies paid to secure the Bunker Hill Mine.

Total Current Liabilities and Liabilities

As of June 30, 2017, the Company’s balance sheet reflects that the Company had total current liabilities and total liabilities of $418,333, compared to total current liabilities and total liabilities of $1,571,800 at June 30, 2016—a decrease of $1,153,467 or approximately 74%.  The decrease in liabilities was due to the conversion to equity of the convertible loan payable and interest payable. Accrued liabilities increased by $4,256 while accounts payable increased by $215,852 due to reinitiating operating activities.

Cash Flow

During the fiscal year ended June 30, 2017 cash was primarily used to fund activities at the Bunker Hill Mine operations.  The Company reported a net increase in cash during the fiscal years ended June 30, 2017 as a result of financing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficiency) equity, and cash flows for the years then ended. Bunker Hill Mining Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Bunker Hill Mining Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bunker Hill Mining Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bunker Hill Mining Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has experienced negative cash flows from operations since inception and has accumulated a significant deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

October 13, 2017

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Balance Sheets

As at June 30,	2017	2016
	$	$

ASSETS

Current assets
Cash and cash equivalents	593,515	9,361
Accounts receivable	5,474	-
Deposit	68,582	-
Other assets	22,056	17,266
Prepaid expenses	132,551	85,609
Total current assets	822,178	112,236

Property and equipment
Equipment	9,016	-
Mining interests (note 4)	300,001	1
Total property and equipment	309,017	1

Total assets	1,131,195	112,237

LIABILITIES

Current liabilities
Accounts payable	261,925	46,073
Accrued liabilities	156,408	152,152
Interest payable (note 6)	-	209,660
Convertible loan payable (note 6)	-	1,163,915
Total current liabilities	418,333	1,571,800

Total liabilities	418,333	1,571,800

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 7)	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
24,889,395 and 12,354,497 common shares issued and outstanding, respectively (note 7)	24,889	12,354
Additional paid-in-capital (note 7)	19,131,675	13,838,123
Deficit accumulated during the exploration stage	(18,443,702)	(15,310,040)
Total shareholders’ equity (deficiency)	712,862	(1,459,563)

Total liabilities and shareholders’ equity (deficiency)	1,131,195	112,237

Going concern (note 1) Commitments and contingencies (notes 4 and 8)
Subsequent event (note 11)

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30,	2017 $	2016 $

Revenue	-	-

Operating expenses
Operation and administration (note 7)	1,726,971	418,920
Exploration	966,084	36,273
Legal and accounting (note 8)	157,000	(666,166)
Consulting	232,248	16,000
Impairment of mining interests	-	2,550,739
Total operating expenses	3,082,303	2,355,766

Loss from operations	(3,082,303)	(2,355,766)

Other income or gain (expense or loss)
Gain on foreign exchange	26,303	10,966
Interest expense (note 6)	(77,662)	(152,965)
Total other income or gain (expense or loss)	(51,359)	(141,999)

Loss before income tax	(3,133,662)	(2,497,765)
Provision for income taxes	-	-

Net loss and comprehensive loss	(3,133,662)	(2,497,765)
Loss per common share – basic and fully diluted	(0.18)	(0.20)
Weighted average common shares – basic and fully diluted	16,984,595	12,354,497

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)
Consolidated Statements of Stockholders’ (Deficiency) Equity
For the years ended June 30, 2017 and 2016
	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity(Deficiency)
		$	$	$	$

Balance, June 30, 2015	12,354,497	12,354	13,777,162	(12,812,275)	977,241

Stock based compensation	-	-	60,961	-	60,961
Net loss for the year ending June 30, 2016	-	-	-	(2,497,765)	(2,497,765)

Balance, June 30, 2016	12,354,497	12,354	13,838,123	(15,310,040)	(1,459,563)

Stock based compensation	-	-	1,215,401	-	1,215,401
Issue costs	-	-	(37,426)	-	(37,426)
Shares for non-cash:
Shares issued at $ 0.19 per share (1)	8,990,986	8,991	1,676,818	-	1,685,809
Shares for cash:
Shares issued at $ 0.75 per share (2)	1,515,000	1,515	1,131,402	-	1,132,917
Shares issued at $ 0.19 per share (3)	330,000	330	61,545	-	61,875
Shares issued at $ 0.73 per share (4)	1,698,912	1,699	1,245,812	-	1,247,511
Net loss for the year ending June 30,2017	-			(3,133,662)	(3,133,662)

Balance, June 30, 2017	24,889,395	24,889	19,131,675	(18,443,702)	712,862

(1) Shares issued on convertible note payable and interest accrued (note 6)
(2) Shares issued from proceeds at $1 CAD, converted to US at $.75 (note 7)
(3) Proceeds from options exercised (note 7)
(4) Shares issued from proceeds at $1 CAD, converted to US at $.73 (note 7)

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Statements of Cash Flows

For the years ended June 30,	2017	2016
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(3,133,662)	(2,497,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mining interests	-	2,550,739
Stock based compensation (note 7)	1,215,401	60,961
Depreciation expense	34	4,680

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,474)	-
(Increase) decrease in deposit	(68,582)	9,627
Increase in other assets	(4,790)	(6,809)
(Increase) decrease in prepaid expenses	(46,942)	35,956
Increase (decrease) in accounts payable	215,852	(698,742)
Increase in accrued liabilities	4,256	101,483
(Decrease) increase in interest payable	(209,660)	152,965
Net cash used in operating activities	(2,033,567)	(286,905)

Cash flows from investing activities
Acquisition of mining interests	(300,000)	-
Purchase of furniture and equipment	(9,050)	-
Cash received from sale of furniture and office equipment	-	5,000
Net cash (used in) from investing activities	(309,050)	5,000

Cash flows from financing activities
Proceeds from convertible loan payable	236,085	138,915
Proceeds from unsecured promissory notes	100,000	-
Repayment of unsecured promissory notes	(101,513)	-
Proceeds from issuance of common stock, net	2,692,199	-
Net cash from financing activities	2,926,771	138,915

Increase (decrease) in cash and cash equivalents	584,154	(142,990)
Cash and cash equivalents, beginning of year	9,361	152,351

Cash and cash equivalents, end of year	593,515	9,361

Supplemental Disclosures:

Non-cash financing activities:
Common stock issued to settle accrued interest payable	285,810	-
Common stock issued to settle convertible loan payable	1,400,000	-

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 1 – Nature and Continuance of Operations and Going Concern

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4, and its telephone number is 888-749-4916.  As of the date of this Form 10-K, the Company had one subsidiary, Bunker Hill Operating LLC, a Colorado corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its projects with a view towards putting them into production.

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,390,651 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets and debt financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

a. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.  The consolidated financial statements are expressed in U.S. dollars, the functional currency.  The Company’s fiscal year end is June 30.

b. Basis of consolidation

These consolidated financial statements include the assets, liabilities and expenses of the Company and its wholly owned subsidiary, Bunker Hill Operating LLC.  All intercompany transactions and balances have been eliminated on consolidation.

c. Cash and cash equivalents

Cash and cash equivalents may include highly liquid investments with original maturities of three months or less.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 2 - Significant Accounting Policies - continued

d. Mineral rights, property and acquisition costs

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

The costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production, are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.  Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (FASB ASC) 360-10-35, Impairment or Disposal of Long-Lived Assets.

e. Equipment

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of equipment or whether the remaining balance of the eequipment should be evaluated for possible impairment.  If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the equipment in measuring their recoverability.

f. Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis is performed using the rules of FASB ASC 930-360-35, Extractive Activities - Mining, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 2 - Significant Accounting Policies - continued

f. Impairment of long-lived assets - continued

As of June 30, 2016, due to the lack of funding available to the Company, exploration progress at the Trinity Project was not on schedule with the Company’s exploration and evaluation plan.  Consequently, management determined that the related carrying values of the properties may not be recoverable which resulted in an impairment charge of $2,550,739 for the year ended June 30, 2016.  During the year ended June 30, 2017, no impairment charge was incurred.

g. Fair Value of Financial instruments

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

The carrying amounts reported in the consolidated balance sheets for the cash and cash equivalents, accounts receivable, other assets, and current liabilities, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest.

h. Environmental expenditures

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

i. Income taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes ("FASB ASC 740"), on a tax jurisdictional basis.  The Company files income tax returns in the United States.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and the consolidated financial statements reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse.  A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 2 - Significant Accounting Policies - continued

i. Income taxes - continued

The Company assesses the likelihood of the consolidated financial statements effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date.  The Company is subject to examination by taxing authorities in jurisdictions such as the United States.  Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements.  The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition.  At June 30, 2017 and June 30, 2016, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

j. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“ASC 260”).  Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable.  As of June 30, 2017, 2,291,000 stock options were considered in the calculation but not included, as they were anti-dilutive (June 30, 2016 - 1,182,667 stock options and 13,333 warrants).

k. Stock-Based compensation

In December 2004, the FASB issued FASB ASC 718 “Compensation – Stock Compensation”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

l. Use of estimates and assumptions

Many of the amounts included in the consolidated financial statements require management to make judgments and/or estimates.  These judgments and estimates are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  Actual results may differ from the amounts included in the consolidated financial statements.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 2 - Significant Accounting Policies - continued

l. Use of estimates and assumptions - continued

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

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

The fair value estimates may differ from actual fair values and these differences may be significant and could have a material impact on the Company’s balance sheets and the consolidated statements of operations.  Assets are reviewed for an indication of impairment at each reporting date.  This determination requires significant judgment.  Factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends, interruptions in exploration activities or a significant drop in precious metal prices.

m. Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

n. Risks and uncertainties

The Company operates in the mineralized material exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a mineralized material exploration business, including the potential risk of business failure.

o. Foreign currency transactions

The Company from time to time will receive invoices from service providers that are presenting their invoices using the Canadian dollar.  The Company will use its US dollars to settle the Canadian dollar liabilities and any differences resulting from the exchange transaction are reported as gain or loss on foreign exchange.  The gain or loss reported by the Company in the consolidated financial statements represents transaction gain or loss.

p. Segment reporting

FASB ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company does not have any reportable segments.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 3 – New and Recently Adopted Technical and Accounting Pronouncements

In August 2014, the FASB issued a new financial accounting standard on going concern, ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Sub-Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The standard provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company has adopted this ASU No. 2014-15 as at and for the year ended June 30, 2017. There was no material effect on the consolidated financial position or the consolidated results of operations and comprehensive loss.

 In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the consolidated financial position or the consolidated results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the consolidated financial position and the consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is still assessing the impact that the adoption of ASU 2016-09 will have on the consolidated financial position and the consolidated results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The Company is still assessing the impact that the adoption of ASU 2016-15 will have on the consolidated statements of cash flows.

Note 4 – Mining Interests

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp. (“Placer Mining”), which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine in Idaho and its associated milling facility located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”).  Pursuant to the terms and conditions of the Letter of Intent, the acquisition, which was subject to due diligence, would include all mining claims, surface rights, fee parcels, mineral interests, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex.  The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 4 – Mining Interests - continued

The Company made certain payments totaling $300,000 as part of this Letter of Intent.

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (note 8).

Under the terms of the Agreement, the Company is required to make a US$1 million bonus payment to Placer Mining no later than October 31, 2017.  The 24-month lease commences November 1, 2017 and continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

The Company has an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45 million with purchase payments to be made over a ten-year period to Placer Mining. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

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

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 4 – Mining Interests - continued

Trinity Project – continued

On October 15, 2012, the Company entered into and closed a Purchase Agreement (the “Purchase Agreement”) with Primus Resources, L.C. (“Primus”) and James A. Freeman (collectively “Seller”) to acquire unpatented mining claims, Nevada BLM Serial No. 799907, 799908, 799909, 799910, and 799911 covering approximately 100 acres of property located adjacent to the former Trinity Silver mine on the Company’s Trinity Project (the “Hi Ho Properties”).  The Hi Ho Properties were previously the only acreage not controlled by the Company or its joint venture partner Renaissance Exploration Inc. in the Trinity Project.  Under the terms of the Purchase Agreement, the Company provided cash consideration of $250,000 and issued 2,583,333 restricted shares of common stock of the Company to the Seller.  On March 1, 2013, the Company issued an additional 277,778 of the Company’s common shares to Primus, pursuant to a Registration Rights Agreement. In addition, the Seller was granted a 2% NSR on future production from the Hi Ho Properties pursuant to the terms of a Deed With Reservation of Royalty Hi Ho Silver Claims.

The Trinity Project consists of a total of approximately 10,020 acres, including 5,676 acres of fee land and 254 unpatented mining claims.

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement.

During the year ended June 30, 2016, the Company wrote down its mining interests to $1, and recorded an impairment of mining interest of $2,550,739.

During the year ended June 30, 2017, the Company had incurred approximately $150,861 (2016 - $128,690) in exploration related expenditures on the Trinity Project, which were reported under various line items on the statement of operations and comprehensive loss.

Note 5 – Promissory Notes Payable

On February 9, 2017 and February 17, 2017, the Company issued unsecured promissory notes in the amounts of $40,000 and $60,000 respectively.  The promissory notes bore interest at a rate of 11% per annum, with no specific terms of repayment.  Effective April 5, 2017, the Company repaid the principal amount of $100,000 and accrued interest of $1,513 for both promissory notes.

Note 6 – Convertible Loan Payable

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

A New Loan was obtained of up to $1,250,000 of new credit facilities, of which $25,000 had been advanced to the Company pursuant to a promissory note, which was superseded by the New Loan and became part of the first advance under the New Loan in the aggregate amount of $350,000.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 6 – Convertible Loan Payable - continued

The key terms of the New Loan were as follows:

•

the principal amount of the New Loan obtained from BGCG on October 15, 2014 of $1,250,000, which has been fully utilized;

•

the outstanding principal amount bore interest at 11% per annum from date of advance and became due and payable in its entirety one year following the closing date of the New Loan (the “Maturity Date”).  The Company exercised its option to extend the Maturity Date by six months, with interest payable at 15% per annum accruing on the outstanding principal amount during such extension period;

•

the New Loan was secured by a charge on all of the assets of the Company; and

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to the Company (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share.  The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time.  To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

The carrying value of the conversion option equity component of the convertible loan was determined to be $nil and the carrying value of the liability component was $1,400,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

As at April 15, 2016, the Second Maturity Date, the Company had not repaid the loan and BGCG had not called the loan nor converted any portion of the outstanding balance into common shares.  In accordance with the default provision of the agreement, the loan was repayable on demand and from April 15, 2016, accrued interest until such time as the loan was repaid or converted into common shares.

Effective November 30, 2016, the Company reached an agreement with BGCG to amend the terms of the New Loan.  Under the terms of the agreed upon amendments (the “Amendment”), the principal amount of the loan of $1,250,000, as it was under the New Loan, increased to $1,400,000 (the “New Principal Amount”) to include an advance of $150,000 made by BGCG to the Company on November 28, 2016. The New Principal Amount and the accrued interest were convertible into common shares of the Company at BGCG’s election.

Effective January 20, 2017, BGCG elected to convert the entire indebtedness under the New Loan Agreement, as amended by the Amendments (the “Indebtedness”) into common shares of the Company (“Shares”) pursuant to the terms of the New Loan (the “Loan Conversion”).  The Company approved the Loan Conversion and the issuance thereunder of Shares to BGCG and parties named thereby as assignees of portion of the Indebtedness.  Under the terms of the Loan Conversion, the Indebtedness, being $1,685,810 converted into 8,990,986 Shares at the conversion price of $0.1875 per Share.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 6 – Convertible Loan Payable - continued

The 8,990,986 Shares issuable under the terms of the Loan Conversion were to be issued to BGCG; however, 4,500,000 Shares were distributed directly to third parties at the request of BGCG, and 4,490,986 Shares were issued to BGCG. Prior to the Loan Conversion BGCG directly or indirectly held 8,817,419 of the Shares, representing approximately 71.37% of the total number of issued and outstanding Shares at that time. Following the issuance of Shares in connection with the Loan Conversion, BGCG held 13,308,405 Shares representing approximately 62.35% of the 21,345,483 Shares that were issued and outstanding immediately following the completion of the Loan Conversion.

Note 7 - Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

As at June 30, 2017, there were 24,889,395 (2016 – 12,354,497) common shares issued and outstanding and 6,500,000  (2016 – Nil) shares held in escrow.

On January 20, 2017, BGCG elected to convert the entire indebtedness into common share of the Company. Under the terms of the Loan Conversion, the Indebtedness, being $1,685,809 converted into 8,990,986 Shares at the deemed price of $0.1875 per Share.

On March 27, 2017, the Company issued 1,515,000 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,515,000 (USD $1,132,917).

On April 19, 2017, the Company issued 330,000 common shares upon the exercise of stock options granted.

On May 8, 2017, the Company issued 1,698,912 common shares pursuant to a non-brokered private placement. The shares were issued at CAD $1 per share raising gross proceeds of CAD $1,698,912 (USD $1,247,511).

Warrants

As at June 30, 2016, the aggregate weighted average intrinsic value of 13,333 warrants outstanding was $0, and the weighted average grant date fair value of each warrant outstanding was CAD $11.25.  The 13,333 warrants expired on August 4, 2016.  As at June 30, 2017, the Company did not have any warrants outstanding.

Stock Options

On February 17, 2015, the Company granted a total of 1,182,667 stock options to purchase common shares to directors, officers and an employee of the Company, at an exercise price of $0.1875 per share and for a term of 5 years.

The Company reached an agreement with certain optionees to surrender their options in consideration of $0.05 per option.  On April 26, 2017, the Company issued payment of $39,833 to the optionees for the surrender of 796,667 options.  Further, in May 2017, an optionee exercised 330,000 stock options at an exercise price of $0.1875 per share, for gross proceeds of $61,875.  Subsequent to the surrender and exercise of options, 56,000 options remained outstanding with an exercise price of $0.1875 per share.  The shares issued upon exercise of options were not registered under the Securities Act of 1933 in reliance upon the exemptions from registration contained in Regulation S under the Securities Act of 1933.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 7 - Capital Stock, Warrants and Stock Options - continued

In April 2017, the Company granted a total of 2,235,000 stock options to purchase common shares to directors, officers and employees of the Company, at an exercise price of CDN$1.00 per share, for a term of 5 years and vest immediately.

Stock based compensation expense, resulting from the vesting of stock options for the year ended June 30, 2017 was $1,215,401 (2016 - $60,961), which is included in operation and administration expense on the consolidated statements of operations and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average life
2017	1.71%	0%	100%	5 years

The following table summarizes the stock option activity during the period being reported on and ending June 30, 2017 and 2016:

Description	Options	Weighted average exercise price ($)

Outstanding, July 1, 2015	1,229,334	0.61
Granted	-	-
Exercised	-	-
Expired or forfeited	46,667	11.25
Outstanding, June 30, 2016	1,182,667	0.1875
Exercisable, June 30, 2016	1,182,667	0.1875

Outstanding, July 1, 2016	1,182,667	0.1875
Granted	2,235,000	$0.77
Exercised	330,000	0.1875
Expired or forfeited	796,667	0.1875
Outstanding, June 30, 2017	2,291,000	$0.76
Exercisable, June 30, 2017	2,291,000	$0.76

The following table summarizes the information on stock options outstanding at June 30, 2017:

Stock options outstanding				Stock options exercisable
Exercise prices	Number of options	Weighted average exercise price	Weighted Average remaining life in years	Number of options	Weighted average exercise price
$0.1875	56,000	$0.1875	0.06	56,000	$0.1875
$0.76	2,235,000	$0.76	4.72	2,235,000	$0.76

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 8 – Commitments and Contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 78% of the monthly lease amount.

Effective November 1, 2017, the Company signed an Agreement for the lease and option to purchase of the Bunker Hill Mine (the “Mine”) in Idaho. The “Bunker Hill Lease with Option to Purchase” is between the Company and Placer Mining Corporation (“Placer Mining”), the current owner of the Mine.

Payments during the Lease are as follows:

*

$1 million bonus payment to Placer Mining no later than October 31, 2017

*

$100,000 monthly mining lease payments, paid quarterly

The 24-month lease commences November 1, 2017 and continues until October 31, 2019, and contains an option to purchase the Mine on defined payment terms.  The Lease period can be extended by a further 12 months at the Company’s discretion.

Under the terms of the Agreement, the Company will have the right to purchase the Mine at any time before the end of the lease and any extension for a purchase price of US $45 million with purchase payments to be made over a ten-year period to Placer Mining. Under terms of the agreement, there is a 3% NSR on production during the Lease and a 1.5% NSR on the production after the purchase option is exercised, which post-acquisition NSR is capped at US $60 million.

The Company had incurred substantial legal fees in prior fiscal years in connection with SEC and OSC cease trade orders issued in October 2012, and until March 31, 2016, those fees were being reported in accounts payable in the prior years.  As the legal fees were incurred, the Company submitted a claim for reimbursement from the insurance underwriter pursuant to the terms of its directors’ and officers’ insurance policy.  The insurance underwriter denied coverage of this claim and the Company has since retained legal counsel, on a contingent fee basis, and is challenging the position taken by Liberty International Underwriters Inc., the insurance underwriter, through litigation.  In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees.  Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders.  Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands of causes of action, in respect of the accounts rendered by the law firms.  As a result of entering into the Assignment Agreement with the various law firms that were owed fees in connection with the SEC and OSC cease trade orders, the Company was able to extinguish approximately $708,000 of liabilities from its balance sheet and record a corresponding legal fees expense recovery in the statements of operations for the year ended June 30, 2016.  Without considering the legal fees expense recovery, the Company incurred approximately $41,834 in other legal fees related to normal operations for the year ended June 30, 2016.

Additionally, in the normal course of operations, certain other contingencies may arise relating to legal actions undertaken against the Company. In the opinion of management, whether the impact of such potential legal actions would have a material adverse effect on the Company's results of operations, liquidity, or its financial position, cannot be determined in advance.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 9 - Income Taxes

As at June 30, 2017 and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% (2016 - 35%) to pretax loss from operations for the years ended June 30, 2017 and 2016 due to the following:

	For the Years Ended
	June 30,
	2017	2016
Loss before income taxes	$3,131,662	$2,497,765

Expected income tax recovery	(660,746)	(874,218)
Other permanent difference	(1,235,351)	22,428
Change in valuation allowance	1,896,097	851,790
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2017	2016
Deferred tax asset:
Net operating loss carry forward	$4,095,349	$4,246,555
Other deferred tax assets	1,756,480	941,639
Valuation allowance	(5,851,829)	(5,188,194)
Total	$-	$-

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2017	2016
Current Federal tax	$-	$-
Current State tax	-	-
Change in NOL benefit	1,896,097	851,790
Change in valuation allowance	(1,896,097)	(851,790)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2017, and 2016, the Company has an unused net operating loss carry-forward balance of $13,392,796 and $11,700,997 that is available to offset future taxable income.  This unused net operating loss carry-forward balance begins to expire in 2031.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2017 and 2016

Note 9 - Income Taxes – continued

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2017, 2016, 2015, 2014, 2013 and 2012.

Note 10 – Related Party Transactions

Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President.  During the year ended June 30, 2017, Mr. Crosby received $5,000 for his services.

Manish Kshatriya was the Company’s CEO and CFO to October 6, 2016.  He received a salary of $26,500 for the months of July and August 2016.  From November 2016 to May 2017 Mr. Kshatriya provided consulting services to the Company, though not officially CFO any longer, for which he was paid $87,500.  In 2017, Mr. Kshatriya also received a $100,000 settlement payment related to accrued but unpaid fees from prior years as well as $18,750 related to an option exercise paid on his behalf.

At June 30, 2017 a balance of CDN$97,000 is included in accrued liabilities as owing to the company’s CEO related to reimbursable Company expenses incurred during the period October 2016 through June 30, 2017, which amounts remained unpaid at year-end.

Note 11 – Subsequent Event

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s principal independent accountant to audit the Company’s financial statements.  The Company has had no disagreements with its accountants, that would require disclosure pursuant to Item 304 of Regulation S-K.

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

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud.  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements.  Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s internal control over financial reporting were effective at the reasonable assurance level.

The Company continues to develop documentation of internal control policies and procedures.  Management intends to constantly reassess its business and progressively implement and change written policies and procedures.  However, even with all of the internal controls and procedures fully implemented, there may continue to be some weaknesses in the system.

The Company does not have an ideal amount of segregation of duties within accounting functions, which is a basic internal control.  Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals.  Based on the current magnitude of the Company’s operations, it is impractical to employ sufficient staff to fully address the separation of duties issue.  As the Company’s business plan is implemented and additional staff is required, Management will be able to address this identified weakness.

Mitigating these potential weaknesses, however, is that Management’s daily involvement in the business provides it with more than adequate knowledge to identify the financial reporting risks and related controls.  In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing Management to rely on their own intimate knowledge and supervision of controls.  Furthermore, the Company’s financial statements are reviewed each quarter by its auditors in addition to the audit of its financial statements at year end. This provides the Company with another level of assurance that disclosures are adequate that that the Company’s disclosures are accurate and complete.

 Management plans to engage a third-party firm to assist in developing Disclosure Controls and Procedures and Internal Controls Over Financial Reporting.  The Company intends to remedy any weaknesses dependent on having the financial resources available to complete them.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of June 30, 2017.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
Bruce Reid	63	Chairman, Director President and CEO	October 6, 2016 April 18, 2018
Howard Crosby	65	Executive Vice President, Director	October 6, 2016
John Ryan	55	Director	October 6, 2016
Julio DiGirolamo	49	Chief Financial Officer	April 18, 2017

Biographical Information

Bruce Reid.  Mr. Reid is the President and Chief Executive Officer of Bunker Hill Mining Corp., as well as a Director. Mr. Reid was most recently the Chairman, President and Chief Executive Officer of the Carlisle Goldfields from January 2010 until January 2016 when the Company was purchased by Alamos Gold Inc. Mr. Reid was also the Founder, President and Chief Executive Officer of U.S. Silver Corp. from June 2005 to early 2008. Mr. Reid is also currently a Director of Satori Resources, Debut Diamonds, Santa Rosa Silver, and several other Public Mining Companies. Previous to this Mr. Reid was intimately involved in the startup and successful build and sale of numerous Mining Companies such as Western Goldfields, Patricia Mining and High Plains Uranium. Mr. Reid has extensive experience in Corporate Finance and Mining Investment Research with a twenty-year career in the investment business with such firms as Nesbitt Thomson, Loewen Ondaatje McCutcheon and Yorkton Securities.

Mr. Reid combines all this with direct practice as an Exploration Geologist working on numerous projects in the Canadian North during the 1970s and early 1980s. His background of more than 35 years of direct and indirect experience in the mining and mineral exploration industry follows graduation with a B.Sc. in Geology from the University of Toronto in 1979 and a finance degree from the University of Windsor in 1982.

Howard Crosby.  Mr. Crosby currently serves as a Director and an Executive Vice President of the Company.  Howard Crosby has been President of Crosby Enterprises, Inc., a family-owned business advisory consulting firm since 1989. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company, which merged with an AMEX listed company in 2005. Crosby also was a founder and director of High Plains Uranium in 2004, and was a founder and director of U.S. Silver Corp in 2006, which acquired the Galena Mine in the Coeur d'Alene Mining District from Coeur d'Alene Mines in 2006. From 2004 until March 2016, Crosby was an officer and director of White Mountain Titanium Corporation, which is developing a world-class titanium project in Chile. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975.

John Ryan.  Mr. Ryan currently serves as a Director.  Mr. Ryan has a 20-year background in founding and operating natural resource companies. Among the companies he has founded or co-founded are: Cadence Resources Corporation, Metalline Mining Company (now called Silver Bull Resources), High Plains Uranium, Western Goldfields, Inc. (now part of NewGold), U.S. Silver Corporation (now Americas Silver Corporation), Southern Legacy Minerals and White Mountain Titanium, among others. He has been a senior executive and director of a number of public companies and served with listed resource companies in the USA, Canada, the UK, and Australia. Mr. Ryan holds a Bachelor’s degree in Mining Engineering from the University of Idaho and a Juris Doctor degree from Boston College Law School.

Julio DiGirolamo.  Mr. DiGirolamo currently serves as the Chief Financial Officer of the Company.  Mr. DiGirolamo is a Chartered Professional Accountant and has 22 years of senior-level public company experience including, most-recently, four and a half years as CFO for Carlisle Goldfields Limited, until its sale to Alamos Gold Inc. in January 2016.  Mr. DiGirolamo also serves as CFO for SGX Resources Inc. and Satori Resources Inc. He began his public market experience while holding various senior roles during his five years with Greenstone Resources Ltd., a TSX and NASDAQ-listed gold mining company with activities focused in four Latin American countries. Mr. DiGirolamo has also been the Chief Financial Officer of Asia Now Resources Corp., a TSX Venture Exchange-listed junior exploration company, and Chief Financial Officer and Corporate Secretary of Innovium Media Properties Corp., a TSX Venture Exchange-listed early stage investor. During his time at Innovium he also acted as interim Chief Financial Officer at Seed Media Group LLC and as Chief Financial Officer, Corporate Secretary and member of the Board of Directors of Atlantis Systems Corp. Mr. DiGirolamo is currently the Audit Committee Chair on the Board of Directors of GTA Resources and Mining Inc., and over his career has served on the boards of various public and non-profit organizations.

Family Relationships

There are no family relationships between any of the current directors or officers of the Company.

Involvement in Certain Legal Proceedings

The Company is currently a party to litigation, which it initiated against Liberty International Underwriters, Inc., the underwriter of its directors and officers liability insurance.  The case is captioned:  Liberty Silver Corp. v. Liberty International Underwriters, Court File No. CV-15-529239 and was filed on May 29, 2015, in the Ontario Superior Court of Justice.   In the legal action, the Company is seeking payment of legal fees incurred in connection with SEC and OSC cease trade orders.  (See “Management Discussion and Analysis – Results of Operation, Expenses for additional discussion regarding the factual basis of the claim).

Neither the Company nor its property is the subject of any other pending legal proceedings, and no other such proceeding is known to be contemplated by any governmental authority.  The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

The Company’s board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  The Company will provide a copy of its code of ethics, without charge, to any person upon receipt of written request for such, delivered to our corporate headquarters.  All such requests should be sent care of Bunker Hill Mining Corp., Attn: Corporate Secretary, 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Manish Kshatriya (2) (3) CEO and CFO	2017	114,000	--	--	--	--	--	118,750	232,750
	2016	150,000	--	--	3,039	--	--	--	153,039
	2015	140,000	--	--	3,683	--	--	--	143,683

Howard Crosby (4) CEO and CFO	2017	5,000	--	--	217,274	--	--	--	222,274
	2016	--	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--	--

Bruce Reid (5) CEO	2017	--	--	--	271,593	--	--	--	271,593
	2016	--	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--	--

Julio DiGirolamo (6) CFO	2017	--	--	--	86,710	--	--	--	86,710
	2016	--	--	--	--	--	--	--	--
	2015	--	--	--	--	--	--	--	--

(1)

Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

(2)

Manish Kshatriya was the Company’s CEO and CFO to October 6, 2016.  He received a salary of $26,500 for the months of July and August 2016.  From November 2016 to May 2017 Mr. Kshatriya provided consulting services to the Company, though not officially CFO any longer, for which he was paid $87,500.  Included in other compensation was a $100,000 settlement payment (see note 4 below) as well as $18,750 related to an option exercise paid on his behalf by Mr. Bruce Reid.

(3)

Due to the lack of financial resources available to the Company, the base salary, and any associated benefits have been accrued but not paid since January 1, 2016.  As at June 30, 2016, the unpaid base salary obligation is $75,000, and effective the date of filing of this Form 10-K, the unpaid salary obligation has increased to approximately $112,500.  This was settled on March 31, 2017 by paying Mr. Kshatriya $100,000 included above in other compensation.

(4)

Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President.

(5)

Bruce Reid became the Company’s CEO on April 18, 2017.

(6)

Julio DiGirolamo became the Company’s CFO on April 18, 2017.

Grant of Plan Based Awards

In April 2017, the Company granted a total of 2,235,000 stock options to purchase common shares to directors, officers and employees of the Company, at an exercise price of CDN$1.00 per share and for a term of 5 years. Stock based compensation expense, resulting from the vesting of stock options for the year ended June 30, 2017 was $1,147,503.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2016, for each of the named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard Crosby	400,000	---	---	0.73	May 2, 2022	---	---	---	---
Bruce Reid	500,000	--	--	0.73	May 2, 2022	--	--	--	--
Julio DiGirolamo	160,000	--	--	0.73	May 2, 2022	--	--	--	--

(1)

Options have an exercise price of CDN$1.00 converted to US$ at the exchange rate at the date of grant.

During fiscal 2017, 330,000 options held by Manish Kshatriya with an exercise price of $0.1875 were exercised.  There were no other options or other derivative securities exercised in fiscal 2017 or 2016 by the named executive officers.  In addition, there were no shares acquired by the named executive officers upon the vesting of restricted stock.

Long-Term Incentive Plans

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

Change of Control Agreements

There are no change of control agreements in place at this time.

Employment Agreements

There are no employment agreements in place at this time.

Equity Compensation Plan Information

On April 19, 2011, subject to shareholder approval, which was obtained at the Company’s annual and special meetings of shareholders held on December 21, 2012, the Board of Directors of the Company approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which common shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals.  Under the Plan, the maximum number of common shares reserved for issuance shall not exceed 10% of the common shares of the Company outstanding from time to time.  The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares of the Company.  In order to maintain flexibility in the award of stock benefits, the Plan constitutes a single plan, but is composed of two parts.  The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options.  The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The following is intended to be a summary of some of the material terms of the Plan, and is subject to, and qualified in its entirety, by the full text of the Plan.

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

(b)

The aggregate number of Share reserved for issuance pursuant to the Plan to any one person in any twelve-month period shall not exceed 5% of the total number of Shares outstanding from time to time, unless disinterested shareholder approval is obtained pursuant to the policies of the Corporation’s principal stock exchange(s) upon which the Shares are listed and posted for trading or any stock exchange or regulatory authority having jurisdiction over the securities of the Corporation. No more than 2% of the outstanding Shares may be granted to any one Consultant (as defined in the Plan) in any twelve-month period, or to persons conducting Investor Relations Activities (as defined in the Plan) in any twelve-month period.

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance.  There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board determines the amount of director compensation.  The board may appoint a compensation committee to take on this role.  The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2017.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Crosby	--	--	217,274	--	--	--	217,274
Bruce Reid	--	--	271,593	---	---	--	271,593
John Ryan	--	--	217,274	--	--	--	217,274

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,291,000	$0.75	197,939

Equity compensation plans not approved by security holders	-	-	-

Total	2,291,000	$0.75	197,939

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2017, the name and the number of shares of the Company’s common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Howard Crosby (1) 29 Eagan Ave. Walla, Walla WA 99362 USA	Option Common Shares 1,000,000 (2)	4.02%
Common	Bruce Reid (1) 46 Halford Ave. Toronto, Ontario Canada M6S 4E9	Option Common Shares 2,000,000 (3) Common Shares 1,060,712(4)	12.30%
Common	John Ryan (1) 888C – 8th Avenue, #503 New York, NY 10019 USA	Option Common Shares 1,000,000 (2)	4.02%
Common	Julio DiGirolamo (1) 55 Front Street East, Suite 809 Toronto, Ontario, Canada, M5E 0A7	Common Shares 142,500	0.57%

Common	Robert Genovese BG Capital Croup Ltd. 1250 South Pine Island Rd., Suite 500 Plantation, Florida 33324 USA	9,308,405 (5)	37.40%

(1) Director, Officer or Significant Employee of Company

(2) Included in this number are 1,000,000 common shares owned by Mr. Robert Genovese which entitle the holder to exercise the option to acquire common shares from Mr. Robert Genovese in conjunction with the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event.  An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. Mr. Bruce Reid has voting control over these shares.

(3) Included in this number are (a) 2,000,000 common shares owned by Mr. Robert Genovese which entitle the holder to exercise the option to acquire common shares in conjunction with the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event and (b) direct ownership of 1,060,712 common shares.  An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. Mr. Bruce Reid has voting control over these shares.

(4) These shares are held directly by Mr. Reid.  An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event.

(5) Robert Genovese, holds these shares directly or indirectly though other entities.  An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event.  Mr. Genovese beneficially owns a total of 13,308,405 common shares reduced by 4,000,000 common shares that have been optioned to Howard Crosby (1,000,000 option common shares, Bruce Reid (2,000,000 option common shares) and John Ryan (1,000,000 option common shares).  Mr. Bruce Reid has voting control over these shares.

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

•

the principal amount of the New Loan of $1,250,000 has been fully utilized;

•

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

•

BGCG, at any time up to one business day prior to the Maturity Date, at its sole option, shall be entitled to convert all or any portion of the outstanding principal amount of the New Loan advanced to the Company (including all deferred interest), together with all accrued interest, into Common Shares, on the basis of $0.1875 per Common Share.  The conversion rights are subject to the Company having sufficient authorized capital available to satisfy the exercise of the conversion rights from time to time.  To the extent there is not sufficient authorized capital at any time to permit the full exercise of all conversion rights available to BGCG at such time, the Company shall take all reasonable commercial efforts to hold, as expeditiously as possible, a shareholders’ meeting to approve the necessary increase to the authorized capital in order that the conversion rights available to BGCG may be exercised to its fullest extent.

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

The carrying value of the conversion option equity component of the convertible loan was determined to be $nil and the carrying value of the liability component was $1,400,000.  The effective interest rate on the liability component of the convertible loan was 11% for the period ending October 15, 2015 and 15% per annum during the extended period beginning October 15, 2015.

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

Aside from the foregoing, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The Company’s common stock is currently traded on the Canadian Stock Exchange, under the symbol LSL, and on the Grey Market in the United States, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Mr. John Ryan is currently the only “independent” director of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended June 30, 2017 and 2016, and is expected to serve in that capacity for the ensuing year.  Principal accounting fees for professional services rendered for the Company by MNP, LLP for the years ended June 30, 2017 and June 30, 2016 are summarized in the following table:

	2017	2016
Audit	$7,500	$13,000
Audit related	$15,000	$19,500
Tax	$--	$--
All other	$--	$--
Total	$22,500	$32,500

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s financial statements during the fiscal years ended June 30, 2017 and 2016 are $22,500 and $32,500, respectively.

Tax Fees

MNP, LLP did not bill the Company for tax compliance, advice and planning during the fiscal years ended June 30, 2017 and 2016.

All Other Fees

MNP, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2017 and 2016.

Audit Committee’s Pre-approval Policies and Procedures

At the Company’s regularly scheduled and special meetings, the Board, or the Board-appointed audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent registered public accounting firm.  The audit committee has the authority to grant pre-approvals of non-audit services.

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
3.7

Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective September 29, 2017 (included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 18, 2017).

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

10.3	Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.4	Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).
10.5	Memorandum of Exploration Earn-In Agreement, effective March 29, 2010(included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.6	Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.7

Mining Lease with Option to Purchase, by and between Liberty Silver Corp. and Placer Mining Corporation, dated August 17, 2017 (included as exhibits to Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

10.8	Standstill Agreement dated May 16, 2017 (included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).
10.9

First Amendment to the Amended and Restated Loan Agreement and Notice, dated January 20, 2017 (included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2017).

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

By: /s/ Julio DiGirolamo

Julio DiGirolamo, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 13, 2017	By:	/s/ Bruce Reid
		Name:	Bruce Reid
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	October 13, 2017	By:	/s/ Julio DiGirolamo
		Name:	Julio DiGirolamo
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 13, 2017	By:	/s/ Howard Crosby
		Name:	Howard Crosby
		Title:	Director

Date:	October 13, 2017	By:	/s/ John Ryan
		Name:	John Ryan
		Title:	Director