Form 10-Q
period 2017-09-30
Bunker Hill Mining Corp.
filed 2017-11-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
416-477-7771

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) or ☐ an emerging growth company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

As of November 10, 2017, the Issuer had 24,889,395 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.), (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2017, and all amendments thereto.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2017

INDEX TO THE INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS:	Page

Interim Condensed Consolidated Balance Sheets	3

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Interim Condensed Consolidated Statements of Cash Flows	5-6

Notes to Interim Condensed Consolidated Financial Statements	7-9

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	September 30, 2017	June 30, 2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	26,910	593,515
Accounts receivable	8,431	5,474
Deposit	71,620	68,582
Other assets	39,938	22,056
Prepaid expenses	40,586	132,551
Total current assets	187,485	822,178

Property and equipment
Equipment	8,707	9,016
Mining interests (note 3)	500,001	300,001
Total property and equipment	508,708	309,017

Total assets	696,193	1,131,195

LIABILITIES
Current liabilities
Accounts payable	190,109	261,925
Accrued liabilities (note 6)	188,588	156,408
Other liability	6,920	-
Total current liabilities	385,617	418,333

Total liabilities	385,617	418,333

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 4)	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
24,889,395 and 24,889,395 common shares issued and outstanding, respectively	24,889	24,889
Additional paid-in-capital	19,131,675	19,131,675
Deficit accumulated during the exploration stage	(18,845,988)	(18,443,702)
Total shareholders’ equity	310,576	712,862

Total liabilities and shareholders’ equity	696,193	1,131,195

Going concern (note 1)
Commitments and contingencies (note 5)
Subsequent events (note 7)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months ended September 30,	2017	2016
	$	$
Revenue	-	-

Operating expenses
Operation and administration	209,956	53,251
Consulting	120,032	-
Legal and accounting	72,075	10,774
Exploration	6,216	7,946
Total operating expenses	408,279	71,971

Loss from operations	(408,279)	(71,971)

Other income or gain (expense or loss)
Gain (loss) on foreign exchange	5,993	(1,847)
Interest expense	-	(44,691)
Total other income or gain (expense or loss)	5,993	(46,538)

Loss before income tax	(402,286)	(118,509)
Provision for income taxes	-	-

Net loss and comprehensive loss	(402,286)	(118,509)
Loss per common share – basic and fully diluted	(0.02)	(0.01)
Weighted average common shares – basic and fully diluted	24,889,395	12,354,497

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended September 30,	2017	2016
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(402,286)	(118,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	309	-

Changes in operating assets and liabilities:
Increase in accounts receivable	(2,957)	-
Increase in deposit	(3,038)	-
(Increase) decrease in other assets	(17,882)	14,565
(Increase) decrease in prepaid expenses	91,965	(20,720)
Increase (decrease) in accounts payable	(71,816)	(32,056)
Increase in accrued liabilities	32,180	34,085
Increase in other liabilities	6,920	-
Increase in interest payable	-	44,691
Net cash used in operating activities	(366,605)	(77,944)

Cash flows from investing activities
Cash paid for mining interests	(200,000)	-
Net cash used in investing activities	(200,000)	-

Cash flows from financing activities
Proceeds from convertible loan payable	-	86,085
Net cash from financing activities	-	86,085

(Decrease) increase in cash and cash equivalents	(566,605)	8,141
Cash and cash equivalents, beginning of period	593,515	9,361

Cash and cash equivalents, end of period	26,910	17,502

Supplemental Disclosures:

Non-cash financing activities:
Common stock issued to settle accrued interest payable	-	-
Common stock issued to settle convertible loan payable	-	-

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the three Months Ended September 30, 2017

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2017. The interim results for the period ended September 30, 2017 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $18,845,988 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. The Company does not currently have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets and debt financing.  These interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the three Months Ended September 30, 2017

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its projects with a view towards putting them into production.

Note 3 - Mining Interests

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp. (“Placer Mining”), which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”).  Pursuant to the terms and conditions of the Letter of Intent, the acquisition, which was subject to due diligence, would include all mining claims, surface rights, fee parcels, mineral interests, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex.  The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

The Company made certain payments totaling $300,000 as part of this Letter of Intent.  During the quarter ended September 30, 2017, additional payments totaling $200,000 were made to extend the negotiation period.  On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (see note 5).

Trinity Project

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

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

There were no shares issued during the quarter ended September 30, 2017.  At September 30, 2017 there were 24,889,395 common shares issued and outstanding.

Warrants

As of September 30, 2017, the Company did not have any warrants outstanding.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the three Months Ended September 30, 2017

Stock Options

As at September 30, 2017 there were 2,291,000 stock options outstanding, exercisable at a weighted average exercise price of $0.76 per share.  Of this total, 56,000 have an exercise price of $0.1875 and expire on February 17, 2020 and 2,235,000 have an exercise price of $0.76 and expire May 2, 2022.

As at September 30, 2016 there were 1,182,667 stock options outstanding, exercisable at a weighted average exercise price of $0.1875 per share, and expiring on February 17, 2020.

Note 5 – Commitments and Contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 78% of the monthly lease amount.

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company is required to make two $500,000 bonus payments to Placer Mining by December 31, 2017.  The 24-month lease was to commence November 1, 2017 but has been deferred to December 1, 2017 and continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

The Company has an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45 million with purchase payments to be made over a ten-year period. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

Note 6 – Related Party Transactions

During the quarter ended September 30, 2017, each of Messrs. Bruce Reid (CEO), Julio DiGirolamo (CFO), Howard Crosby (Executive Vice President) and John Ryan (Director) received $5,000 per month for services to the Company.

At September 30, 2017, a balance of CDN$6,500 was included in accrued liabilities as owing to the Company’s CEO related to reimbursable Company expenses incurred during the quarter ended September 30, 2017.  An additional $100,000 is payable to the Company’s CEO related to a payment made to Placer Mining to extend the negotiation period to arrive at the Agreement for the lease and option to purchase the Bunker Assets.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the three Months Ended September 30, 2017

Note 7 – Subsequent Event

On October 25, 2017 the Company announced that it has appointed a syndicate of agents, led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”), to sell by way of private placement, units (the “Units”) of the Company for gross proceeds of up to C$5,000,000 (the “Offering”). Each Unit is being offered at a price of C$1.25 and will be comprised of one common share (a “Common Share”) of the Company and one half of one transferable common share purchase warrant (a “Warrant”), each Warrant entitling the holder thereof to acquire one common share of the Company at a price of C$2.00 for a period of 36 months from the date of closing of the Offering. The Company granted the Agents an option exercisable, in whole or in part, at any time up to 48 hours before the closing of the Offering, to place up to an additional C$2,000,000 of the Units. This brokered financing will form part of a larger financing being managed concurrently by Company’s Management on the same terms.

The net proceeds from the Offering shall be primarily used for payments related to the Bunker Hill Mine Complex Agreement, some exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

The closing of the Offering is expected to occur in November 2017, and is subject to receipt of all necessary regulatory approvals. The Units, including all underlying securities thereof, and any broker warrants issued with respect to the Offering will be subject to a six month hold period in accordance with applicable securities laws.

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

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company is required to make two $500,000 bonus payments to Placer Mining by December 31, 2017.  The 24-month lease was to commence November 1, 2017, but has been deferred to December 1, 2017 and continues until October 31, 2019.

The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

The Company has an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45 million with purchase payments to be made over a ten-year period. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

Management believes this lease and option will provide the Company time to both produce a mine plan and raise the money needed to move forward.  Management also believes that this is a strong signal to the market that the Bunker Hill Mine is “back in business”. Management is now able to push forward and advance the time line to realizing shareholder value.

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

Surface rights were originally owned by various previous owners of the claims until the acquisition of the properties by Bunker Limited Partners (“BLP”).  BLP sold off surface rights to various parties over the years while maintaining access to conduct mining operations and exploration activities as well as easements to a cross over and access other of its properties containing mineral rights. Said rights were reserved to its assigns and successors in continuous perpetuity. Idaho Law also allows mineral right holders access to mine and explore for minerals on properties to which they hold minerals rights.

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

Patented mining claims in the State of Idaho do not require permits for underground mining activities to commence on private lands.  Other permits associated with underground mining may be required, such as water discharge and site disturbance permits.  The water discharge is being handled by the EPA at the existing water treatment plant.  The Company expects to take on the water treatment responsibility in the future and obtain an appropriate discharge permit.  If the Company is able to purchase the EPA’s water treatment plant the water discharge permit comes along with the water treatment plant.

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

Subsequent Events

Note 7 to the Financial Statements contained herein is incorporated by reference.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue

During the three-month periods ended September 30, 2017 and 2016, the Company generated no revenue.

Operating expenses

During the three-month period ended September 30, 2017, the Company reported total operating expenses of $408,279 compared to $71,971 during the three-month period ended September 30, 2016, an increase of $336,308.  The net increase is comprised of: an increase of $120,032 in consulting expenses; an increase of $61,301 in the reported amount of legal and accounting expense; and, an increase of $156,705 in operation and administration expense a partially offset by a decrease of $1,730 in exploration expenses.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses, which are related to the exploration activities, may be reported as operation and administration expense or consulting expense on the statement of operations, as the case may be, or in certain cases, these expenses may also be capitalized to the balance sheet if they relate to costs incurred to acquire mineral properties. During the interim period ended September 30, 2017, some activities were carried out on the Bunker Hill mine.

Consulting, legal and accounting, and operation and administration expenses increased due to the Company’s new life with commensurate management and legal activity towards corporate “clean up”, investor relations and public relations work, as well as work related to acquiring and evaluating the Bunker Hill mine.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $402,286 for the three months ended September 30, 2017, compared to a net loss and comprehensive loss of $118,509 for the three months ended September 30, 2016, a change of $283,777.  The increase in net loss and comprehensive loss was due to increased corporate activities as described above.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company does not currently have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  Management is pursuing a financing by way of issuing new common shares.  In addition, Management is considering various financing alternatives including, but not limited to, additional equity or debt financings.

Current Assets and Total Assets

As of September 30, 2017, the unaudited balance sheet reflects that the Company had: i) total current assets of $187,485, compared to total current assets of $822,178 at June 30, 2017, a decrease of $634,693, or approximately 77%; and ii) total assets of $696,193, compared to total assets of $1,131,195 at June 30, 2017, a decrease of $435,002, or approximately 38%.  The decreases resulted from expending cash over the quarter ended September 30, 2017.

Total Current Liabilities and Total Liabilities

As of September 30, 2017, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $385,617, compared to total current liabilities and total liabilities of $418,333 at June 30, 2017, a decrease of $32,716, or approximately 8%.  Liabilities would likely have been lower at September 30, 2017 but Management began conserving cash, pending completion of an equity financing.

Cash Flow – for the interim periods ended September 30, 2017 and 2016

During the three months ended September 30, 2017 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net decrease in cash of $566,605 during the three months ended September 30, 2017 compared to a net increase in cash of $8,141 during the three months ended September 30, 2016. The following provides additional discussion and analysis of cash flow.

For the three months ended September 30,	2017 $	2016 $

Net cash used in operating activities	(366,605)	(77,944)
Net cash provided by investing activities	(200,000)	-
Net cash provided by financing activities	-	86,085

Net Change in Cash	(566,605)	8,141

During the three months ended September 30, 2017, the Company reported no cash activity relating to investing activities, compared to reporting $86,085 of cash from financing activities reported during the comparative period.

Going Concern

These unaudited interim condensed consolidated financial statement filings have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in due course of business. Accordingly, the interim condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.  The going concern assumption is discussed in the financial statements Note 1 – Basis of Presentation and Going Concern.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company is currently a party to litigation, which it initiated against Liberty International Underwriters, Inc., the underwriter of its directors and officer’s liability insurance.  The case is captioned:  Liberty Silver Corp. v. Liberty International Underwriters, Court File No. CV-15-529239 and was filed on May 29, 2015, in the Ontario Superior Court of Justice.   In this legal action, the Company is seeking payment of legal fees incurred in connection with SEC and OSC cease trade orders.  In connection with the substantial legal fees incurred by the Company with various law firms, the Company has entered into an assignment agreement (the “Assignment Agreement”) with the various law firms that are owed these fees.  Pursuant to the Assignment Agreement, the Company has irrevocably assigned the net proceeds of the Company’s action against the insurance underwriter to each of the law firms that are owed fees in connection with the SEC and OSC cease trade orders.  Each of the law firms have agreed, pursuant to the terms of the Assignment Agreement, to fully and finally release the Company from any and all claims, demands and causes of action, in respect of the accounts rendered by the law firms.

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

Not Applicable.

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

Not Applicable.

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

By: /s/    Bruce Reid

 Bruce Reid, President and Chief Executive Officer

Date:  November 14, 2017

By: /s/    Julio DiGirolamo

 Julio DiGirolamo, Chief Financial Officer

Date:  November 14, 2017