Form 10-Q
period 2017-12-31
Bunker Hill Mining Corp.
filed 2018-02-21
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

☐  Yes  ☒   No

As of February 19, 2018, the Issuer had 33,013,715 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2017

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	December 31, 2017	June 30, 2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	4,257,346	593,515
Accounts receivable	6,402	5,474
Deposit	543,471	68,582
Other assets	88,844	22,056
Prepaid expenses	75,966	132,551
Total current assets	4,972,029	822,178

Property and equipment
Equipment	7,911	9,016
Mining interests (note 3)	1	300,001
Total property and equipment	7,912	309,017

Total assets	4,979,941	1,131,195

LIABILITIES
Current liabilities
Accounts payable	213,436	261,925
Accrued liabilities (note 6)	606,684	156,408
Other liability	2,449	---
Total current liabilities	822,569	418,333

Long term liabilities
Derivative liability (note 4)	2,804,013	---

Total liabilities	3,626,582	418,333

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 4)	---	---
Common shares, $0.001 par value, 300,000,000 common shares authorized;
33,013,715 and 24,889,395 common shares issued and outstanding, respectively	33,013	24,889
Additional paid-in-capital	23,158,244	19,131,675
Deficit accumulated during the exploration stage	(21,837,898)	(18,443,702)
Total shareholders’ equity	1,353,359	712,862

Total liabilities and shareholders’ equity	4,979,941	1,131,195

Going concern (note 1)
Commitments and contingencies (note 5)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months ended December 31,		For the Six Months ended December 31,
	2017	2016	2017	2016
	$	$	$	$

Revenue	---	---	---	---

Operating expenses
Operation and administration	845,097	24,057	1,055,054	77,308
Legal and accounting	188,563	19,419	260,638	30,193
Lease payments and exploration	2,168,676	73,788	2,174,892	81,734
Consulting	265,123	25,000	385,155	25,000
Total operating expenses	3,467,459	142,264	3,875,739	214,235

Loss from operations	(3,467,459)	(142,264)	(3,875,739)	(214,235)

Other income or gain (expense or loss)
Change in derivative liability	449,149	---	449,149	---
Gain (loss) on foreign exchange	26,401	2,496	32,394	649
Interest expense	---	(31,459)	---	(76,150)
Total other income or gain (expense or loss)	475,550	(28,963)	481,543	(75,501)

Loss before income tax	(2,991,909)	(171,227)	(3,394,196)	(289,736)
Provision for income taxes	---	---	---	---

Net loss and comprehensive loss	(2,991,909)	(171,277)	(3,394,196)	(289,736)
Loss per common share – basic and fully diluted	(0.11)	(0.01)	(0.13)	(0.02)
Weighted average common shares – basic and fully diluted	27,176,344	12,354,497	26,026,621	12,354,497

The accompanying notes are an integral part of these interim unaudited financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended December 31,	2017	2016
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(3,394,196)	(289,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	103,815	---
Depreciation expense	1,104	---
Write-down of mining interest	300,000	---
Change in fair value of warrant liability	(449,149)	---

Changes in operating assets and liabilities:
Increase in accounts receivable	(928)	---
Increase in deposit	(20,262)	---
(Increase) decrease in other assets	(521,415)	12,759
(Increase) decrease in prepaid expenses	56,585	(33,916)
Increase (decrease) in accounts payable	(48,489)	(31,263)
Increase in accrued liabilities	450,276	46,028
Increase in other liabilities	2,449	---
Increase in interest payable	---	76,150
Net cash used in operating activities	(3,520,210)	(219,978)

Cash flows from financing activities
Proceeds from issuance of common stock	7,937,538	---
Share issue costs	(753,497)	---
Proceeds from convertible loan payable	---	236,085
Net cash from financing activities	7,184,041	236,085

Increase in cash and cash equivalents	3,663,831	16,107
Cash and cash equivalents, beginning of period	593,515	9,361

Cash and cash equivalents, end of period	4,257,346	25,468

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2017

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2017. The interim results for the period ended December 31, 2017 are not necessarily indicative of the results for the full fiscal year. The interim unaudited condensed consolidated financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $21,837,898 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves. In order to continue to meet its plans and fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Nature of Operations

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company” or “Bunker”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4, and its telephone number is 888-749-4916.  As of the date of this Form 10-K, the Company had two subsidiaries, Bunker Hill Operating LLC, a Colorado corporation that is currently dormant, and American Zinc. Corp., an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its projects with a view towards putting them into production.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2017

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

The Company made certain payments totaling $300,000 as part of this Letter of Intent.  During the quarter ended September 30, 2017, additional payments totaling $200,000 were made to extend the negotiation period.  On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (see note 5). All payments related to the lease are being expensed until the option is exercised and the $500,000 previously capitalized has been expensed in the quarter ended December 31, 2017.

In November 2017, the Company negotiated an extension to the commencement of the lease to afford it time to complete an equity financing (see note 5).

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

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

In December 2017, Bunker announced that it closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 8,124,320 units (the "Units") at a price of C$1.25 per Unit.  Each Unit was comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$2.00.

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2017

The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

In connection with the Offering, the Agents received a cash fee in an amount equal to 8.0% of the gross proceeds of the Offering (excluding proceeds from certain president's list subscribers) and were granted common share purchase warrants (the "Broker Warrants") entitling them to subscribe for that number of Common Shares equal to 4.0% of the aggregate number of Units sold in the Offering (excluding Units sold to certain president's list subscribers). Each Broker Warrant is exercisable at a price equal to C$2.00 for thirty-six months following its issuance. The Company issued an aggregate of 278,160 Broker Warrants to the Agents in connection with the Offering.

At December 31, 2017 there were 33,013,715 common shares issued and outstanding.

Warrants

As of December 31, 2017, the Company had 4,340,320 warrants outstanding, all issued pursuant to the equity financing completed in December 2017 and described above.

Stock Options

As at December 31, 2017 there were 2,391,000 stock options outstanding, exercisable at a weighted average exercise price of C$1.01 per share.  Of this total, 56,000 have an exercise price of $0.1875 and expire on February 17, 2020, 2,235,000 have an exercise price of C$1.00 and expire May 2, 2022 and 100,000 have an exercise price of C$1.65 and expire December 13, 2022.

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

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company was required to make two $500,000 bonus payments to Placer Mining by December 31, 2017.  The 24-month lease was to commence November 1, 2017 but was deferred to December 1, 2017 and continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

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

Note 6 – Related Party Transactions

During the six months ended December 31, 2017, each of Messrs. Bruce Reid (CEO), Julio DiGirolamo (CFO), Howard Crosby (Executive Vice President) and John Ryan (Director) received $5,000 per month for services to the Company.  Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively.  In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  The payment, totaling $500,000 was accrued at December 31, 2017 and was paid in January 2018.

At December 31, 2017, a balance of CDN$5,000 was included in accounts payable as owing to the Company’s CFO.

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

The Company has satisfied itself that there is a large amount of zinc/lead/silver materials in numerous mineralized zones remaining within the Bunker Hill Mine. The Company is now developing a plan to bring a number of these zones into N.I. 43-101 compliance through new sampling and drilling programs.  The Company has identified several zones as having highest priority.  The Company has prioritized zones capable of providing the nearest term production as priority, these being the UTZ Zone, the Newgard Zone and the South Newgard Zone. These three mineral zones will be the first to be N.I. 43-101 verified and will provide the majority of the early feed upon mine start-up.

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

The Company believes that the potential does exist for early production by shipping mineralized material to a custom mill.  The Company has undertaken discussions with mill owners, but such discussions are still at an early stage and there is no guarantee that they will result in a positive outcome.  Longer term, the Company anticipates constructing its own milling facility near the mouth of the Kellogg Tunnel. Initially the mill capacity will be 1,500 tons per day, and the mill will be designed for ready expansion when needed.

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

Once the repairs are completed to the Kellogg Tunnel, mineralized material haulage will be able to immediately occur out of this tunnel, which will enhance the production capabilities of the mine by several magnitudes. Some mineralized material will continue to be transported by rubber-tired equipment directly out the Russel Tunnel, but the majority of mineralized material will be dropped down existing internal passes and be hauled out of the KT on rail. By this time in the restart program the Company would expect to be in production at around 1500 tons per day, which is approximately the planned mill capacity. If all items proceed as planned, the Company believes a steady state production of 1,500 tons per day is achievable in approximately 36 months from the time of takeover of operations.

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

Subsequent Events

There are no subsequent events to report at this time.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Revenue

During the three and six-month periods ended December 31, 2017 and 2016, the Company generated no revenue.

Operating expenses

During the three-month period ended December 31, 2017, the Company reported total operating expenses of $3,467,459 compared to $142,264 during the three-month period ended December 31, 2016, an increase of $3,325,195.  The increase results from activities related to the Bunker Hill Mine, activities that did not exist in the previous year.  This includes an increase in property and exploration costs of approximately $2,095,000 and an increase in operation and administrative expenses of $821,040 for the three months ended December 31, 2017 compared to the same period ended December 31, 2016.  Administrative expenses have increased due to the Company being active once again after having been delisted and relatively inactive for some years.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended December 31, 2017, activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Consulting, legal and accounting, and operation and administration expenses increased due to the Company’s new life with commensurate management and legal activity towards corporate “clean up”, investor relations and public relations work, as well as work related to acquiring and evaluating the Bunker Hill mine.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $2,991,909 for the three months ended December 31, 2017, compared to a net loss and comprehensive loss of $171,227 for the three months ended December 31, 2016, a change of $2,820,682.  The increase in net loss and comprehensive loss was due to increased corporate activities as described above.  In addition, the Company recorded a change in the value of the derivative liability of $449,149 in the current quarter, something that was not present in the comparative period.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company does not currently have sufficient working capital needed to meet its planned expenditures and obligations. In order to execute on its plans, continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing.  Management will be pursuing a financing by way of issuing new common shares or various other financing alternatives.

In December 2017, Bunker announced that it closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 8,124,320 units (the "Units") at a price of C$1.25 per Unit.  Each Unit is comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$2.00.

The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

In connection with the Offering, the Agents received a cash fee in an amount equal to 8.0% of the gross proceeds of the Offering (excluding proceeds from certain president's list subscribers) and were granted common share purchase warrants (the "Broker Warrants") entitling them to subscribe for that number of Common Shares equal to 4.0% of the aggregate number of Units sold in the Offering (excluding Units sold to certain president's list subscribers). Each Broker Warrant is exercisable at a price equal to C$2.00 for thirty-six months following its issuance. The Company issued an aggregate of 278,160 Broker Warrants to the Agents in connection with the Offering. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes

Current Assets and Total Assets

As of December 31, 2017, the unaudited balance sheet reflects that the Company had: i) total current assets of $4,972,029, compared to total current assets of $822,178 at June 30, 2017, an increase of $4,149,851, or approximately 505%; and ii) total assets of $4,979,941, compared to total assets of $1,131,195 at June 30, 2017, an increase of $3,848,746, or approximately 340%.  The increases resulted from the financing completed in December 2017 (noted above) net of expending cash over the quarter ended December 31, 2017.

Total Current Liabilities and Total Liabilities

As of December 31, 2017, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $3,626,582, compared to total current liabilities and total liabilities of $418,333 at June 30, 2017, a decrease of $404,236, or approximately 97%.  Of the December 31, 2017 balance, $500,000 represents amounts owed to the Company’s CEO and paid in January 2018.

In December 2017, the Company recorded a long-term Derivative Liability representing the value of the warrants issued and included in the units associated with the financing completed and described above.  The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Cash Flow – for the interim periods ended December 31, 2017 and 2016

During the six months ended December 31, 2017 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $3,663,831 during the six months ended December 31, 2017 compared to a net increase in cash of $16,107 during the six months ended December 31, 2016.  The following provides additional discussion and analysis of cash flow.

For the six months ended December 31,	2017 $	2016 $

Net cash used in operating activities	(3,520,210)	(219,978)
Net cash provided by financing activities	7,184,041	236,085

Net Change in Cash	3,663,831	16,107

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

TEM 1.

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

By: /s/    Bruce Reid

 Bruce Reid, President and Chief Executive Officer

Date:  February 21, 2018

By: /s/    Julio DiGirolamo

 Julio DiGirolamo, Chief Financial Officer

Date:  February 21, 2018