Form 10-Q/A
period 2017-12-31
Bunker Hill Mining Corp.
filed 2018-02-21
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Bunker Hill Mining Corp. for the period ended December 31, 2017 filed on February 21, 2018 (the “Form 10-Q”).  The purpose of this Amendment is to correct typographical errors in Note 3 of the Financial Statements, certain sections under Property Description, and certain sections under Completed Work and Plan of Future Operations. No other changes have been made to the Form 10-Q.

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Six Months Ended December 31, 2017

Note 3 - Mining Interests

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp. (“Placer Mining”), which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”).  Pursuant to the terms and conditions of the Letter of Intent, the acquisition, which was subject to due diligence, would include mining claims, surface rights, fee parcels, mineral interests, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex, but specifically excluding certain areas of the mine and property.  The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

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

▪

Air Quality Operating Permit

▪

Industrial Artificial (tailings) pond permit

▪

Obtaining Water Rights for Operations

Property Description

The Company’s agreement with Placer Mining Corporation includes mineral rights to 434 patented mining claims covering 5769.467 acres of those 35 include surface ownership over approximately 259.1 acres.  The transaction also includes certain parcels of fee property which includes mineral and surface rights but are not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho. The agreement specifically excludes the following: the Machine Shop Building and Parcel, including all fixed equipment located inside the building and personal property located upon the parcel; unmilled ore on deck and residual lead/zinc ore mined and broken, but not removed from the Bunker Hill Mine; the historic Caledonia Mine; the Crystal Vug; and the Silver Ridge exploration property.

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

The Company believes that the potential does exist for early production by shipping mineralized material to a custom mill.  The Company has undertaken discussions with mill owners, but such discussions are still at an early stage and there is no guarantee that they will result in a positive outcome.  Longer term, the Company anticipates constructing its own milling facility. Initially the mill capacity is anticipated to be 1,500 tons per day and designed for ready expansion when needed.

The Company has identified multiple tailings disposal sites to the west-northwest of the mine. Ultimately the Company believes there are several options available for tailings disposal. With pragmatic use of the existing identified sites, the Company is confident in its ability to obtain tailings disposal adequate for approximately ten years of production. Down the road, alternatives may involve the use of “dry stack” tailings disposal.

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