Form 10-Q
period 2018-03-31
Bunker Hill Mining Corp.
filed 2018-05-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐  Yes  ☒   No

As of May 15, 2018, the Issuer had 33,013,715 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.), (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2017, and all amendments thereto.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2018

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	March 31, 2018	June 30, 2017
	$	$
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	2,061,215	593,515
Accounts receivable	56,159	5,474
Deposit	122,769	68,582
Other assets	87,980	22,056
Prepaid expenses	346,362	132,551
Total current assets	2,674,485	822,178

Property and equipment
Equipment	58,610	9,016
Long term deposit	41,860	---
Mining interests (note 3)	1	300,001
Total property and equipment	100,471	309,017

Total assets	2,774,956	1,131,195

LIABILITIES
Current liabilities
Accounts payable	65,108	261,925
Accrued liabilities	130,746	156,408
Other liability	32,581	---
Total current liabilities	228,435	418,333

Long term liabilities
Derivative liability (note 4)	2,776,218	---

Total liabilities	3,004,653	418,333

SHAREHOLDERS' EQUITY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 4)	---	---
Common shares, $0.001 par value, 300,000,000 common shares authorized;
33,013,715 and 24,889,395 common shares issued and outstanding, respectively	33,013	24,889
Additional paid-in-capital	23,158,244	19,131,675
Deficit accumulated during the exploration stage	(23,420,954)	(18,443,702)
Total shareholders’ equity	(229,697)	712,862

Total liabilities and shareholders’ equity	2,774,956	1,131,195

Going concern (note 1)
Commitments and contingencies (note 5)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2018	2017	2018	2017
	$	$	$	$

Revenue	---	---	---	---

Operating expenses
Operation and administration (note 6)	709,806	33,484	1,764,860	110,792
Lease payments and exploration (note 3)	674,554	36,368	2,849,446	66,561
Legal and accounting	91,309	275,148	351,947	356,882
Consulting	142,383	58,500	527,538	83,500
Total operating expenses	1,618,052	403,500	5,493,791	617,735

Loss from operations	1,618,052	403,500	5,493,791	617,735

Other income or gain (expense or loss)
Change in derivative liability	27,794	---	476,943	---
Gain on foreign exchange	7,202	3,749	39,596	4,398
Interest expense	---	(1,362)	---	(77,512)
Total other income or gain (expense or loss)	34,996	2,387	516,539	(73,114)

Loss before income tax	(1,583,056)	(401,113)	(4,977,252)	(690,849)
Provision for income taxes	---	---	---	---

Net loss and comprehensive loss	(1,583,056)	(401,113)	(4,977,252)	(690,849)
Loss per common share – basic and fully diluted	(0.05)	(0.02)	(0.18)	(0.05)
Weighted average common shares – basic and fully diluted	33,013,715	19,494,149	28,330,058	14,682,076

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended March 31,	2018	2017
	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(4,977,252)	(690,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	103,815	1,381
Depreciation expense	3,796	---
Write-down of mining interest	300,000	---
Change in fair value of warrant liability	(476,943)	---

Changes in operating assets and liabilities:
Increase in accounts receivable	(50,685)	---
Increase in deposit	(54,187)	---
(Increase) decrease in other assets	(65,924)	8,260
(Increase) decrease in prepaid expenses	(213,811)	(10,625)
Increase (decrease) in accounts payable	(196,817)	127,816
Increase in accrued liabilities	(25,662)	(52,714)
Increase in other liabilities	32,581	---
Increase in interest payable	---	77,512
Net cash used in operating activities	(5,621,089)	(539,219)

Cash flows from investing activities:
Acquisition of equipment	(53,392)	---
Addition of long term deposit	(41,860)	---
Net cash used in investing activities	(95,252)	---

Cash flows from financing activities:
Proceeds from unsecured promissory notes	---	100,000
Proceeds from issuance of common stock	7,937,538	1,132,917
Share issue costs	(753,497)	---
Proceeds from convertible loan payable	---	236,085
Net cash from financing activities	7,184,041	1,469,002

Increase in cash and cash equivalents	1,467,700	929,783
Cash and cash equivalents, beginning of period	593,515	9,361

Cash and cash equivalents, end of period	2,061,215	939,144

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)
For the nine months ended March 31,	2018	2017
	$	$

Supplemental disclosures:
Non-cash financing activities:
Common stock issued to settle accrued interest payable	---	285,810
Common stock issued to settle convertible loan payable	---	1,400,000

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2018

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2017. The interim results for the period ended March 31, 2018 are not necessarily indicative of the results for the full fiscal year. The interim unaudited condensed consolidated financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $23,420,954 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, exploration and development of the mineral properties and the discovery of, development, and sale of reserves. In order to continue to meet its plans and fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 – Nature of Operations

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company” or “Bunker”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4, and its telephone number is 888-749-4916.  As of the date of this Form 10-Q, the Company had two subsidiaries, Bunker Hill Operating LLC, a Colorado corporation that is currently dormant, and American Zinc. Corp., an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its projects with a view towards putting them into production.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2018

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

The Company made certain payments totaling $300,000 as part of this Letter of Intent.  During the quarter ended September 30, 2017, additional payments totaling $200,000 were made to extend the negotiation period.  On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (see note 5). All payments related to the lease are being expensed until the option is exercised and the $500,000 previously capitalized has been expensed in the quarter ended December 31, 2017.  During the quarter ended March 31, 2018, the $300,000 of lease payments have been expensed.

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

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

In December 2017, Bunker announced that it closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of CDN$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 8,124,320 units (the "Units") at a price of CDN$1.25 per Unit.  Each Unit was comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of CDN$2.00.

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the interim condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2018

The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

In connection with the Offering, the Agents received a cash fee in an amount equal to 8.0% of the gross proceeds of the Offering (excluding proceeds from certain president's list subscribers) and were granted common share purchase warrants (the "Broker Warrants") entitling them to subscribe for that number of Common Shares equal to 4.0% of the aggregate number of Units sold in the Offering (excluding Units sold to certain president's list subscribers). Each Broker Warrant is exercisable at a price equal to CDN$2.00 for thirty-six months following its issuance. The Company issued an aggregate of 278,160 Broker Warrants to the Agents in connection with the Offering.

At March 31, 2018 there were 33,013,715 common shares issued and outstanding.

Warrants

As of March 31, 2018, the Company had 4,340,320 warrants outstanding, all issued pursuant to the equity financing completed in December 2017 and described above.

Stock Options

In December 2017, 100,000 options were granted to a consultant with a five-year life and an exercise price of CDN$1.65.  These options vested immediately and, using the Black Scholes option pricing method, had a value of CDN$103,815, which value is expensed on as stock based compensation on the statement of operations.  As at March 31, 2018, there were 2,391,000 stock options outstanding, exercisable at a weighted average exercise price of CDN$1.01 per share.  Of this total, 56,000 have an exercise price of $0.1875 and expire on February 17, 2020, 2,235,000 have an exercise price of CDN$1.00 and expire May 2, 2022 and 100,000 have an exercise price of CDN$1.65 and expire December 13, 2022.

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

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company made two $500,000 bonus payments to Placer Mining.  The 24-month lease was to commence November 1, 2017 but was deferred to December 1, 2017 and continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

The Company has an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $25 million with purchase payments to be made over a ten-year period. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA will start with $1 million 30 days after a fully ratified agreement is signed followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Nine Months Ended March 31, 2018

In addition to the above payments, the EPA will also be paid $480,000 within 30 days after a fully ratified agreement is signed with the EPA and every six months thereafter for as long as Bunker leases, owns, and/or occupies the mine.  These payments are for estimated ongoing water treatment costs which the Company agreed to begin payment upon commencement of the mine lease.

Note 6 – Related Party Transactions

Through November 30, 2017, each of Messrs. Bruce Reid (CEO), Julio DiGirolamo (CFO), Howard Crosby (Executive Vice President) and John Ryan (Director) received $5,000 per month for services to the Company.  Payments to Messrs., Crosby and Ryan continued at this rate through March 31, 2018.  Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively.  In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  The payment, totaling $500,000 was accrued at December 31, 2017 and was paid in January 2018.

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

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company made two $500,000 bonus payments to Placer Mining by December 31, 2017.  The 24-month lease was to commence November 1, 2017, but has been deferred to December 1, 2017 and continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

The Company has an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of 25 million with purchase payments to be made over a ten-year period. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA will start with $1 million 30 days after a fully ratified agreement is signed followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31,

2018 as compared to the three and nine months ended March 31, 2017. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue

During the three and nine-month periods ended March 31, 2018 and 2017, the Company generated no revenue.

Operating expenses

During the three-month period ended March 31, 2018, the Company reported total operating expenses of $1,618,052 compared to $403,500 during the three-month period ended March 31, 2017, an increase of $1,214,552.  The increase results from activities related to the Bunker Hill Mine, activities that did not exist in the previous year.  This includes an increase in property and exploration costs of approximately $638,186 and an increase in operation and administrative expenses of $676,322 for the three months ended March 31, 2018 compared to the same period ended March 31, 2017.  Administrative expenses have increased due to the Company being active once again after having been delisted and relatively inactive for some years.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended March 31, 2018, activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Consulting, legal and accounting, and operation and administration expenses increased due to the Company’s new life with commensurate management and legal activity towards corporate “clean up”, investor relations and public relations work, as well as work related to acquiring and evaluating the Bunker Hill mine.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $1,583,056 for the three months ended March 31, 2018, compared to a net loss and comprehensive loss of $401,113 for the three months ended March 31, 2017, a change of $1,181,943.  The increase in net loss and comprehensive loss was due to increased corporate activities as described above.

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.  In the quarter ended March 31, 2018, the Company recorded a change in the value of the derivative liability of $27,794 in the current quarter, something that was not present in the comparative period.

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

Current Assets and Total Assets

As of March 31, 2018, the unaudited balance sheet reflects that the Company had: i) total current assets of $2,674,485, compared to total current assets of $822,178 at June 30, 2017, an increase of $1,852,307, or approximately 225%; and ii) total assets of $2,774,956, compared to total assets of $1,131,195 at June 30, 2017, an increase of $1,643,761, or approximately 145%.  The increases resulted from the financing completed in December 2017 (noted above) net of expending cash over the period ended March 31, 2018.

Total Current Liabilities and Total Liabilities

As of March 31, 2018, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $228,435, compared to total current liabilities and total liabilities of $418,333 at June 30, 2017, a decrease of $189,898, or approximately 45%.

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

Cash Flow – for the interim periods ended March 31, 2018 and 2017

During the nine months ended March 31, 2018 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $1,467,700 during the nine months ended March 31, 2018 compared to a net increase in cash of $929,783 during the nine months ended March 31, 2017.  The following provides additional discussion and analysis of cash flow.

For the nine months ended March 31,	2018 $	2017 $

Net cash used in operating activities	(5,621,089)	(539,219)
Net cash provided by investing activities	(95,252)	---
Net cash provided by financing activities	7,184,041	1,469,002

Net Change in Cash	1,467,700	929,783

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    Bruce Reid

 Bruce Reid, President and Chief Executive Officer

Date:  May 15, 2018

By: /s/    Julio DiGirolamo

 Julio DiGirolamo, Chief Financial Officer

Date:  May 15, 2018