Form 10-K
period 2018-06-30
Bunker Hill Mining Corp.
filed 2018-10-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter CDN$$6,869,022.

As of September 30, 2018, the Issuer had 34,617,791 shares of common stock issued and outstanding.

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

Highlights of the Agreement are as follows:

*

Effective date: November 1, 2017;

*

Initial lease term: 24 months;

*

The Company shall pay Placer Mining US$100,000 monthly mining lease payments, which shall be paid quarterly;

*

The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US$600,000 bonus payment and by continuing to pay the monthly US$100,000 lease payments;

*

The option to purchase is exercisable at the Company’s discretion; and

*

Purchase by the Company can be made at any time during lease period and any extension thereto.

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining Corporation, the lessor of the Bunker Hill Mine. The default arose as a result of missed property payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company has 15 days, from the date notice of default was provided (September 28, 2018), to remedy the default by making the outstanding payment. Bunker Hill is working with urgency to resolve this matter.  Management does not believe that it will be able to remedy this default, resulting in the Bunker Hill Mine lease being terminated.

Under the terms of the Agreement, the Company would have had the right to purchase the Mine at any time before the end of the lease and any extension thereto for purchase price payments totalling US $45 million as per the following table:

SCHEDULE OF PAYMENTS
Date	Payment to Lessor	Payment to U.S EPA
On Closing	$4,000,000	$3,000,000
One year after closing	$3,000,000	$3,000,000
Two years after closing	$3,000,000	$3,000,000
Three years after closing	$3,000,000	$3,000,000
Four years after closing	$2,000,000	$3,000,000
Five years after closing	$1,670,000	$1,670,000
Six years after closing	$1,670,000	$1,670,000
Seven years after closing	$1,670,000	$1,660,000
Eight years after closing	$1,670,000	--
Nine years after closing	$1,670,000	--
Ten years after closing	$1,650,000	--
Total	$25,000,000	$20,000,000

Under the terms of the Agreement, there is a 3% NSR on production during the Lease, and an NSR on  production after the purchase option is exercised as follows:2% NSR until US$ 15M is paid, after which there is a 1% NSR until US$ 15M is paid, after which there is a 0.5% NSR until US$ 30M is paid, for a total maximum amount payable of US$ 60M.

The Bunker Hill Mine was the largest producing mine in the Coeur d'Alene zinc, lead and silver mining district in northern Idaho.  Historically, the mine produced over 35M tonnes of ore grading on average 8.76% lead, 3.67% zinc, and 155 g/t silver (Bunker Hill Mines Annual Report 1980).

Products

The Bunker Hill Mine is a Zinc-Lead-Silver development project.  When back in production, the Company will mill mineralized material on-site and plans to produce concentrates to be shipped to third party smelters for processing.

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

Permits are in place to initiate mining operations. Any surface workings (e.g. mill and associated buildings) would be on Patented Ground or on privately-owned ground. As such, there are no anticipated permit impediments to the underground mine development. A water discharge permit, identified as the National Pollutant Discharge Elimination System (NPDES) Permit, must be obtained from the EPA within five years.

The tailings facility and associated aspects may be permitted by the Idaho Department of Water Resources.

On March 7, 2018, the Company reported that the Unites States Environmental Protection Agency (“EPA”) and the United States Department of Justice signed an agreement with Bunker Hill, allowing the Company or any subsidiary entities to operate the Bunker Hill zinc, lead, and silver mine without incurring liabilities for hazardous substances, pollutants or contaminants that migrated from the mine in the past.

The major obligations of Bunker Hill include:

1.

Payment to the EPA over a seven-year period totalling US$20M for as long as Bunker Hill leases, owns and/or operates the Mine (payments are on behalf of the current owner/lessor for the EPA’s prior response costs as contemplated by the lease/option on the Mine and listed in the table above);

2.

Semi annual payments to the EPA to cover the cost of treatment of water outflowing from the Bunker Hill mine currently estimated to be approximately $480,000;

3.

Specified ongoing maintenance work on mine infrastructure to allow for proper management of mine effluent.

The major obligations of the United States include:

1.

The United States covenants not to sue Bunker Hill for prior contamination migrating from the mine;

2.

The EPA agrees not to enforce any lien it may have on the mine so long as Bunker Hill is in compliance with its payment and maintenance work obligations;

3.

The EPA agrees to release any lien it may have on the mine upon the completion of Bunker Hill’s maintenance work and payment obligations.

Prior to beginning any drilling activities, the Company will receive any approvals/ required permits from the governing agency(s) with jurisdiction over the Bunker Hill property.

Property Description

The Company’s agreement with Placer Mining Corporation includes mineral rights to 434 patented mining claims covering 5773.825 acres of those 35 include surface ownership over approximately 259.1 acres.  The transaction also includes certain parcels of fee property which includes mineral and surface rights but are not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

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

Patented mining claims in the State of Idaho do not require permits for underground mining activities to commence.  The water discharge is being handled by the EPA at the existing water treatment plant, and the Federal water discharge permit comes along with the water treatment plant.

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

Given the size of the world market for base metals such as lead and zinc, relative to the number of individual producers and consumers, it is believed that no single company has sufficient market influence to significantly affect the price or supply of these metals in the world market.

Employees

The Company is currently managed by John Ryan, President and CEO; Julio DiGirolamo, Chief Financial Officer; Dan Hrushewsky, Executive Vice President, and Howard Crosby, Executive Vice President.

John Ryan and Howard Crosby serve on the Company’s Board of Directors along with director Dickson Hall.

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

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

 PROPERTIES.

Office Space

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 69% of the monthly lease amount.

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

On May 25, 1917, Bunker Hill and Sullivan joined with the Hecla Mining Company in forming the Sullivan Mining Company, which purchased and operated the Star mine near Mullan, Idaho, approximately 15 miles to the east. The ore from the Star mine had a relatively high zinc content and necessitated the construction of an electrolytic zinc plant which was the first plant constructed of this type. The technological process that was devised for the plant was recognized as a significant new development in the metallurgical field and made possible the widespread use of zinc in such applications as galvanizing.

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

As noted, the mine was briefly reopened from 1988 to 1990 by BLP. This reopening resulted in a large effort being made to drill and define the zinc-rich Quill ore body and to expand and improve the ramp system for modern rubber-tired mining methods. Although exceptional progress was made in defining new mineralization and in meeting other goals, the operations were underfunded and targeted production goals were not met. Combined with low metal prices due to the recession of the early 1990s, BLP closed the mine in January, 1991 and shortly thereafter filed for bankruptcy. On May 1, 1992, the Bunker Hill Mine was sold to Placer Mining Co., a Nevada corporation. This sale was of the mine only, and Pintlar, Inc., a subsidiary of Gulf Resources & Chemical, remained responsible for the EPA Superfund cleanup of the smelter site.

The Company has signed a lease with option to purchase with Placer Mining on approximately the same land package and mine infrastructure that was transferred to Placer Mining approximately 25 years ago.

Geology and Mineralization

Geology

The Coeur d’Alene Mining District is one of the most prolific mining districts in North America. It has been in constant production since its discovery in the 1880s, historically is the second largest silver-producing area in the world, and is one of the largest zinc and lead producers as well. Over 100 mines historically have reached commercial production in the District and currently hosts two major mines, the Lucky Friday/Gold Hunter owned by Hecla Mining Company, and the Galena Mine, owned by America’s Silver. A number of other mines including the Sunshine, the Crescent, and the Coeur Mine have the potential to be re-started should silver prices rise sufficiently to justify reactivation.

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

Blasthole stoping, cut and fill, and shrinkage stoping methods are likely to be employed in the restart of the Bunker Hill Mine. The main improvement and productivity gain over historic operations will be the widespread use of rubber-tired equipment, which will be used for mucking and transport of the broken mineralized material. The upper part of the mine is largely already developed with ramps, which will be used by the Company for rubber-tired access. Most of these ramps were completed by the Bunker Hill Company and ramp expansion also occurred during the Bunker Limited Partnership mine reopening.

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

The Company has satisfied itself that there is a large amount of remaining zinc/lead/silver mineralization in numerous zones within the Bunker Hill Mine. The Company is now developing a plan to bring a number of these zones into N.I. 43-101 compliance through new sampling and drilling programs. The Company has identified several zones as having highest priority. The Company has prioritized zones capable of providing  production in the near term, these being the UTZ Zone, the Newgard Zone and the Quill Zone. These three mineral zones will be the first to be N.I. 43-101 verified and will provide the majority of the early feed upon mine start-up.

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

The water level in the mine is held at approximately the ten level of the mine, roughly 200 feet below the nine level. The mine was historically developed to the 27 level, although the 25 level was the last major level that underwent significant development and past mining. Each level is approximately 200 feet vertically apart.

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

The Company has already repaired the first several thousand feet of the Russell Tunnel, which is a large rubber tire capable tunnel with an entry point at the head of Milo Gulch. This tunnel will provide early access to the UTZ  Zone. The Company has inspected a great deal of the ramp system between the nine level and the four level, and the ramps are in good shape with only minor repair and rehabilitation needed. The Company has made development plans to provide interconnectivity of the ramp system from the Russell Tunnel at the four level down to the nine level. Thus rubber-tired equipment will be used for mining and haulage throughout the upper mine mineral zones, which have already been identified, and for newly found zones.

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

If all of the mine water, mill outflows, and tailings discharges can be treated by the E.P.A. treatment plant as currently contemplated, the Company will be initially relieved of the need to obtain a water discharge permit. Upon initiating mine production from the UTZ, Newgard, and Quill zones at rates of approximately 1500 tons per day, the Company would anticipate mining approximately 540,000 tons per year of material. The three aforementioned zones are believed to have sufficient mineral to supply the Company mining needs for approximately 8 years.

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

Additionally, once the KT repairs are completed, work on the repairs of the shafts and hoists can proceed with greater speed and the lower levels of the mine can be dewatered. The shaft work and pumping should commence at about year two of mine operations..

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

Technical Report

On September 6, 2018, the Company filed on SEDAR a National Instrument 43-101 (“NI 43-101”) technical report on its Bunker Hill property.

The technical report included:

1.

A 10-12 million ton Exploration Target comprised of the Quill/Newgard zones.  For comparison purposes, the historical resource estimate for the whole Bunker Hill property is 9.1 million tons grading 5.08% Zn, 2.35% Pb and 40 g/t Ag (or 1.29 ounces per ton);

2.

Results of Independent Sampling showing grades for the Quill/Newgard zones (Levels 9 & 10) averaging 20% Zn, 14% Pb and 247 g/t Ag (or 7.90 ounces per ton), which exceed average historic grades; and

3.

a Plan for a US$7.7 million Exploration Program to upgrade the historic resources to a NI 43-101 Indicated Resource.

Additionally, as noted, the Company currently has in its possession, and has had access to, numerous historical technical reports that were completed in the past by highly qualified parties.

ITEM 3.

LEGAL PROCEEDINGS.

Neither the Company nor its property is the subject of any current or pending legal proceedings, and no other such proceeding is known to be contemplated by any governmental authority.  The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

On October 5, 2012, Liberty Silver Corp. was named in an Order of Suspension of Trading (the “Order”) from the US Securities and Exchange Commission.  Pursuant to the Order, trading in the Company’s securities was suspended from October 5, 2012 through October 18, 2012.  Furthermore, effective October 11, 2012, the Company had its stock quotation under the symbol “LBSV” removed from the OTC Bulletin Board (the “OTCBB”) as it became ineligible for quotation on OTCBB due to quoting inactivity under Securities and Exchange Commission Rule 15c2-11.  Upon the Company’s name change to Bunker Hill Mining Corp., the OTCBB change the symbol from “LBSV” to “BHLL”.  The Company continues to consider its circumstances and review the requirements necessary to permit its stock to resume trading on the OTCBB or a stock exchange in the United States and, in due course, will determine the most appropriate course of action.  There is no assurance as to when or whether the Company’s stock will resume trading in the United States.

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

The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The high and low closing prices of the Company’s common stock on the Toronto Stock Exchange and the OTC Bulletin Board or the Grey Market for the periods indicated below are as follows:

	CANADIAN SECURITIES EXCHANGE (2)			OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$		HIGH BID US$		LOW BID US$
July 1, 2017 through June 30, 2018	$3.15	$0.47	$	N/A	$	N/A
May 19, 2017 through June 30, 2017	$3.00	$1.70	$	N/A	$	N/A
…	TSX (1)
April 1, 2014 through June 30, 2014	$0.10	$0.02	$	N/A	$	N/A
January 1, 2014 through March 31, 2014	$0.04	$0.03	$	N/A	$	N/A
October 1, 2013 through December 31, 2013	$0.06	$0.03	$	N/A	$	N/A
July 1, 2013 through September 30, 2013	$0.12	$0.03	$	N/A	$	N/A
April 1, 2013 through June 30, 2013	$0.36	$0.11		$0.36		$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18		$0.70		$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39		$1.55		$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60		$1.54		$0.60

(1)

Common stock traded on the TSX on December 22, 2011 until July 2, 2014.

(2)

Common stock commenced trading on the CSE on May 19, 2017.

As of September 30, 2018, there were 34,617,791 shares of common stock issued and outstanding.  There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

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

Background and Overview

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase of the Bunker Hill Mine (the “Mine”) in Idaho. The “Bunker Hill Lease with Option to Purchase” is currently in default with Placer Mining Corporation (“Placer Mining”), the current owner of the Mine.

Highlights of the Agreement are as follows:

*

Effective date: November 1, 2017;

*

Initial lease term: 24 months;

*

The Company shall pay Placer Mining US$100,000 monthly mining lease payments, which shall be paid quarterly;

*

The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US$600,000 bonus payment and by continuing to pay the monthly US$100,000 lease payments;

*

The option to purchase is exercisable at the Company’s discretion; and

*

Purchase by the Company can be made at any time during lease period and any extension thereto.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2018, as compared to the fiscal year ended June 30, 2017.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2018 and June 30, 2017

Revenue

During the fiscal years ended June 30, 2018 and June 30, 2017, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2018, the Company reported total operating expenses of $9,101,702 as compared to $3,082,303 during the fiscal year ended June 30, 2017; an increase of $6,019,399 or approximately 193%.

The increase in total operating expenses is primarily due to property payments and work completed on site in Idaho ($5,094,733 in 2018 compared to $966,084 in 2017).  Also, operation and administration expenses increased by $992,775 (from $1,726,971 to $2,719,746), commensurate with increased corporate activities this year compared to the last.  The same is true for increases in consulting (increased by $564,613) and legal and accounting costs (increased by $333,362).

Operation and administration expense was $2,719,746 for the year ended June 30, 2018 compared to $1,726,972 for the year ended June 30, 2017.  Included in these totals were stock option expenses of $310,383 for 2018 compared to $1,215,401 for 2017.

Some significant highlights were:

Investor relations and related expenses increased to $250,460 from $85,522 for the year ended June 30, 2017.  Rent decreased to $53,244 from $67,291.  When deducting stock option benefits, salaries and wages increased to $1,183,939 from $73,864, including a payment of $500,000 to the Company’s CEO for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  Travel increased to $146,706 from $118,537.

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $5,169,874 for the fiscal year ended June 30, 2018, as compared to a net loss and comprehensive loss of $3,133,662 for the fiscal year ended June 30, 2017; an increase of $2,036,212 or approximately 65%.  The increase in net loss and comprehensive loss was due to a net increase in total operating expenses as outlined above.

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

Effective January 20, 2017, BG Capital Group Ltd. (“BGCG”) elected to convert the entire indebtedness under its loan agreement into common shares of the Company (“Shares”) pursuant to the terms of the loan agreement.  The Company approved the loan conversion and the issuance thereunder of shares to BGCG and parties named thereby as assignees of portion of the Indebtedness.  Under the terms of the Loan Conversion, the Indebtedness, being $1,685,810 converted into 8,990,986 Shares at the conversion price of $0.1875 per Share.

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

In August 2018, the company closed a private placement, issuing 1,604,076 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of $0.45 per Unit. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of $0.45 for a period of three years. Prior to the issuance of the Units, Gemstone held 4,000,000 common shares of Bunker (12.12%) and 2,000,000 warrants (“Prior Warrants”) exercisable at a price of $2.00 per share (16.21% on a partially diluted basis). Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 1,604,076 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 5,604,076 common shares of Bunker representing 16.2% of the issued and outstanding shares. Assuming exercise of the Unit Warrants, Gemstone would hold 7,208,152 of the outstanding common shares of Bunker, representing 19.90% of the issued and outstanding common shares of Bunker. Gemstone’s participation in the Offering constitutes a "related party transaction" under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions ("MI 61-101"). The Company is relying on the exemption from valuation and minority shareholder approval requirements pursuant to sections 5.5(a) and 5.7(a) of MI 61-101, as the fair market value of the participation in the Offering by insiders does not exceed 25% of the market capitalization of the Company.

Current Assets and Total Assets

As of June 30, 2018, the Company’s balance sheet reflects that the Company had: i) total current assets of $1,410,584, compared to total current assets of $822,178 at June 30, 2017 - an increase of $588,406 or approximately 72%; and ii) total assets of $1,507,837, compared to total assets of $1,131,195 at June 30, 2017 - an increase of $376,642 or approximately 33%.  The increase in current assets was due to the increase in cash year-over-year, resulting from the Company’s equity raises during calendar 2017.

Total Current Liabilities and Liabilities

As of June 30, 2018, the Company’s balance sheet reflects that the Company had total current liabilities of $1,041,248 and total liabilities of $1,724,151, compared to total current liabilities and total liabilities of $418,333 at June 30, 2017.  These increases are reflective of increased activities in the company year-over-year.

Cash Flow

During the fiscal year ended June 30, 2018 cash was primarily used to fund activities at the Bunker Hill Mine operations.  The Company reported a net increase in cash during the fiscal years ended June 30, 2018 as a result of financing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

BUNKER HILL MINING CORP.

(FORMERLY LIBERTY SILVER CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JUNE 30, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficiency) equity, and cash flows for the years then ended. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission with the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating principles used and significant estimates made by management, as well as evaluating the overall presentation of consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since September 3, 2014

Mississauga, Ontario

October 12, 2018

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Balance Sheets

As at June 30,	2018	2017
	$	$
ASSETS

Current assets
Cash and cash equivalents	502,660	593,515
Accounts receivable	229,046	5,474
Deposit	90,248	68,582
Other assets	-	22,056
Prepaid expenses	588,630	132,551
Total current assets	1,410,584	822,178

Property and equipment
Equipment	97,252	9,016
Mining interests (note 4)	1	300,001
Total property and equipment	97,253	309,017

Total assets	1,507,837	1,131,195

LIABILITIES

Current liabilities
Accounts payable	225,184	261,925
Accrued liabilities	504,186	156,408
Other liability	57,417	-
Interest payable (note 6)	3,288	-
Convertible loan payable (note 6)	70,820	-
Derivative liability – conversion feature (note 6)	180,353	-
Total current liabilities	1,041,248	418,333

Derivative warrant liability (note 6 and 7)	682,903	-

Total liabilities	1,724,151	418,333

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 7)	-	-
Common shares, $0.001 par value, 300,000,000 common shares authorized;
33,013,715 and 24,889,395 common shares issued and outstanding, respectively (note 7)	33,013	24,889
Additional paid-in-capital (note 7)	23,364,249	19,131,675
Deficit accumulated during the exploration stage	(23,613,576)	(18,443,702)
Total shareholders’ equity (deficiency)	(216,314)	712,862

Total liabilities and shareholders’ equity (deficiency)	1,507,837	1,131,195

Going concern (note 1) Commitments and contingencies (notes 4 and 8)
Subsequent event (note 11)

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Statements of Operations and Comprehensive Loss
For the years ended June 30,	2018 $	2017 $

Operating expenses
Operation and administration (note 7)	2,719,746	1,726,971
Exploration	5,094,733	966,084
Legal and accounting (note 8)	490,362	157,000
Consulting	796,861	232,248
Total operating expenses	9,101,702	3,082,303

Loss from operations	(9,101,702)	(3,082,303)

Other income or gain (expense or loss)
Change in derivative liability	3,808,384	-
Accretion expense	(9,373)	-
Gain on foreign exchange	136,104	26,303
Interest expense (note 6)	(3,287)	(77,662)
Total other income or gain (expense or loss)	3,931,828	(51,359)

Loss before income tax	(5,169,874)	(3,133,662)
Provision for income taxes	-	-

Net loss and comprehensive loss	(5,169,874)	(3,133,662)
Loss per common share – basic and fully diluted	(0.24)	(0.18)
Weighted average common shares – basic and fully diluted	21,572,038	16,984,595

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)
Consolidated Statements of Stockholders’ (Deficiency) Equity
For the years ended June 30, 2018 and 2017
	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$

Balance, June 30, 2016	12,354,497	12,354	13,838,123	(15,310,040)	(1,459,563)

Stock-based compensation	-	-	1,215,401	-	1,215,401
Issue costs	-	-	(37,426)	-	(37,426)
Shares for non-cash:
Shares issued at $ 0.19 per share (1)	8,990,986	8,991	1,676,818	-	1,685,809
Shares for cash:
Shares issued at $ 0.75 per share (2)	1,515,000	1,515	1,131,402	-	1,132,917
Shares issued at $ 0.19 per share (3)	330,000	330	61,545	-	61,875
Shares issued at $ 0.73 per share (4)	1,698,912	1,699	1,245,812	-	1,247,511
Net loss for the year ending June 30, 2017	-			(3,133,662)	(3,133,662)

Balance, June 30, 2017	24,889,395	24,889	19,131,675	(18,443,702)	712,862

Stock-based compensation	-	-	310,383	-	310,383
Issue costs: warrants	-	-	(3,253,162)	-	(3,253,162)
Issue costs	-	-	(753,497)	-	(753,497)
Shares for cash:
Shares issued at $ 0.78 per share (5)	8,124,320	8,124	7,928,850	-	7,936,974
Net loss for the year ending June 30, 2018				(5,169,874)	(5,169,874)
Balance, June 30, 2018	33,013,715	33,013	23,364,249	(23,613,576)	(216,314)

(1) Shares issued on convertible note payable and interest accrued (note 6)
(2) Shares issued from proceeds at $1 CAD, converted to US at $.75 (note 7)
(3) Proceeds from options exercised (note 7)
(4) Shares issued from proceeds at $1 CAD, converted to US at $.73 (note 7)
(5) Shares issued from proceeds at $1.25 CAD, converted to US at $.78 (note 7)

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Consolidated Statements of Cash Flows

For the years ended June 30,	2018	2017
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(5,169,874)	(3,133,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (note 7)	310,382	1,215,401
Depreciation expense	7,015	34
Write-down of mining interest	300,000	-
Change in fair value of warrant liability	(3,808,384)	-
Accretion expense	9,373
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(223,572)	(5,474)
(Increase) in deposit	(21,666)	(68,582)
(Increase) decrease in other assets	22,056	(4,790)
(Increase) in prepaid expenses	(456,079)	(46,942)
Increase (decrease) in accounts payable	(56,814)	215,852
Increase in accrued liabilities	347,778	4,256
Increase in other liabilities	57,417	-
(Decrease) increase in interest payable	3,288	(209,660)
Net cash used in operating activities	(8,679,080)	(2,033,567)

Cash flows from investing activities
Acquisition of mining interests	-	(300,000)
Purchase of furniture and equipment	-	(9,050)
Purchase of machinery and equipment	(95,252)	-
Net cash used in investing activities	(95,252)	(309,050)

Cash flows from financing activities
Proceeds from convertible loan payable	1,500,000	236,085
Proceeds from unsecured promissory notes	-	100,000
Repayment of unsecured promissory notes	-	(101,513)
Proceeds from issuance of common stock, net	7,183,477	2,692,199
Net cash from financing activities	8,683,477	2,926,771

(Decrease) increase in cash and cash equivalents	(90,855)	584,154
Cash and cash equivalents, beginning of year	593,515	9,361

Cash and cash equivalents, end of year	502,660	593,515

Supplemental Disclosures:

Non-cash financing activities:
Common stock issued to settle accrued interest payable	-	285,810
Common stock issued to settle convertible loan payable	-	1,400,000

The accompanying notes are an integral part of these consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 1 – Nature and Continuance of Operations and Going Concern

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4, and its telephone number is 888-749-4916.  As of the date of this Form 10-K, the Company had two subsidiaries, Bunker Hill Operating LLC, a Colorado corporation that is currently dormant, and American Zinc Corp., an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its project with a view towards putting it into production.

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,613,576 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the twelve months ended June 30, 2018 were approved and authorized for issue by the Board of Directors of the Company on October 12, 2018.

Note 2 - Significant Accounting Policies

The following is a summary of significant account policies used in the preparation of these consolidated financial statements.

a. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.  The consolidated financial statements are expressed in U.S. dollars, the functional currency.  The Company’s fiscal year end is June 30.

b. Basis of consolidation

These consolidated financial statements include the assets, liabilities and expenses of the Company and its wholly owned subsidiaries, American Zinc Corp. and Bunker Hill Operating LLC.  All intercompany transactions and balances have been eliminated on consolidation.

c. Cash and cash equivalents

Cash and cash equivalents may include highly liquid investments with original maturities of three months or less.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of equipment or whether the remaining balance of the equipment should be evaluated for possible impairment.  If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the equipment in measuring their recoverability.

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

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 2 - Significant Accounting Policies - continued

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

For the Fiscal Years Ended June 30, 2018 and 2017

Note 2 - Significant Accounting Policies - continued

i. Income taxes - continued

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition.  At June 30, 2018 and June 30, 2017, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

j. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“ASC 260”).  Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable.  As of June 30, 2018, 2,871,000 stock options and 6,634,955 warrants were considered in the calculation but not included, as they were anti-dilutive (June 30, 2017 - 2,291,000 stock options).

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

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 2 - Significant Accounting Policies - continued

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

q. Convertible loan payable

The Company reviews the terms of its convertible loans payable to determine whether there are embedded derivatives, including the embedded conversion option, that are required to be bifurcated and accounted for as individual derivative financial instruments. In circumstances where the convertible debt contains embedded derivatives that are to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model. The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount. This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method.

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method. The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss).

The Company presents its embedded derivatives and related debenture host contracts as separate instruments on the consolidated balance sheets.

Note 3 – New and Recently Adopted Technical and Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The Company does not anticipate that the adoption of ASU No. 2015-17 will have a material effect on the financial position or the results of operations.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 3 – New and Recently Adopted Technical and Accounting Pronouncements - continued

In February 2016, the FASB issued ASU 2016-02, Leases. This update requires organizations to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosure about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2018. The Company is still assessing the impact that the adoption of ASU 2016-02 will have on the financial position and the results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transaction are simplified, including (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

During the fiscal year ended June 30, 2017, the Company made payments totaling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and are included in exploration expenses.

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (note 8).

Under the terms of the Agreement, the Company was required to make a $1 million bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017.  The 24-month lease commences November 1, 2017 and continues until October 31, 2019.  The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

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

For the Fiscal Years Ended June 30, 2018 and 2017

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

Note 6 – Convertible Loan Payable

2018 Note

On June 13, 2018, the Company entered into a loan and warrant agreement with Hummingbird Resources PLC (“Hummingbird”), an arm’s length investor, for an unsecured convertible loan in the aggregate sum of $1,500,000, bearing interest at 10% per annum, maturing in one year. Contemporaneously, the Company agreed to issue 2,294,835 share purchase warrants, entitling the lender to acquire 2,294,835 common shares of the Company, at a price of CDN$0.85 per share, for two years. Under the terms of the loan agreement, the lender may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of the Company at a price per share equal to CDN$0.85. In the event that a notice of conversion would result in the lender holding 10% or more of the Company’s issued and outstanding shares, then, in the alternative, and under certain circumstances, the Company would be required to pay cash to the lender in an amount equal CDN$0.85 multiplied by the number of shares intended to be issued upon conversion. Further, in the event that the lender holds more than 5% of the issued and outstanding shares of the Company subsequent to the exercise of any of its convertible securities held under this placement, it shall have the right to appoint one director to the board of the Company. Lastly, among other things, the loan agreement further provides that for as long as any amount is outstanding under the convertible loan, the investor retains a right of first refusal on any Company financing or joint venture/strategic partnership/disposal of assets.

The Company has accounted for the conversion feature in accordance with ASC Topic 815. The conversion feature is considered a derivative financial liability as the loan payable is convertible into common shares at a conversion price denominated in a currency other than the Company’s function currency of the US dollar. The estimated fair value of the conversion feature was determined on the date of issuance and marks to market at each financial reporting period.

The fair value of the conversion feature was estimated using the Binomial model to determine the fair value of conversion feature using the following assumptions:

	June 13, 2018	June 30, 2018
Expected life	1 year	345 days
Volatility	100%	100%
Risk free interest rate	2.13%	2.04%
Dividend yield	0%	0%
Share price	$0.6544	$0.6455
Fair value	$605,118	$180,353
Change in derivative liability		$424,765

The warrants issued contemporaneously are also considered a derivative financial liability as the warrants were issued in a currency other than the Company’s functional currency. The estimated fair value of the warrants was determined on the date of issuance and marks to market at each financial reporting period.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 6 – Convertible Loan Payable - continued

The fair value of the warrants was estimated using the Binomial model to determine the fair value of the derivative warrant liability using the following assumptions:

	June 13, 2018	June 30, 2018
Expected life	2 years	2 years
Volatility	100%	100%
Risk free interest rate	2.13%	2.04%
Dividend yield	0%	0%
Share price	$0.6544	$0.6455
Fair value	$813,361	$326,909
Change in derivative liability		$486,452

The residual value of the promissory note was deemed to be $61,448, net of $20,074 of expenses. Accretion expense for the year ended June 30, 2018 was $9,373.

2015 Note

Effective January 20, 2017, BG Capital Group Ltd. (“BGCG”) elected to convert the entire indebtedness under its loan agreement into common shares of the Company (“Shares”) pursuant to the terms of the loan agreement.  The Company approved the loan conversion and the issuance thereunder of shares to BGCG and parties named thereby as assignees of portion of the Indebtedness.  Under the terms of the Loan Conversion, the Indebtedness, being $1,685,809 converted into 8,990,986 Shares at the conversion price of $0.1875 per Share.

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

-

300,000,000 common shares with a par value of $0.001 per common share; and

-

10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

As at June 30, 2018, there were 33,013,715 (2017 – 24,889,395) common shares issued and outstanding and 6,500,000 (2017 – 6,500,000) shares held in escrow.

On January 20, 2017, BGCG elected to convert the entire indebtedness into common share of the Company. Under the terms of the Loan Conversion, the Indebtedness, being $1,685,809 converted into 8,990,986 Shares at the conversion price of $0.1875 per Share.

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

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 7 - Capital Stock, Warrants and Stock Options - continued

In December 2017, the Company closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of CDN$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 8,124,320 units (the "Units") at a price of CDN$1.25 per Unit.  Each Unit was comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of CDN$2.00.

The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the consolidated statements of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrants was estimated using the binomial model to determine the fair value of the derivative warrant liability using the following assumptions:

	December 6, 2018	June 30, 2018
Expected life	3 years	3 years
Volatility	100%	100%
Risk free interest rate	2.11%	1.97%
Dividend yield	0%	0%
Fair value	$3,253,162	$355,994
Change in derivative liability		$2,897,168

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

Warrants

As of June 30, 2018, the Company had 6,356,995 warrants outstanding:

Number of Warrants	Exercise Price	Expiry Date
693,160	CDN$2.00	November 21, 2020
1,174,000	CDN$2.00	December 5, 2020
2,000,000	CDN$2.00	December 6, 2020
195,000	CDN$2.00	December 13, 2020
2,294,835	CDN$0.85	June 13, 2020

Subsequent to year end, the 2,000,000 warrants expiring on December 6, 2020 were cancelled.  On August 9, 2018, 2,771,219 warrants were issued, each warrant having an exercise price of CDN$0.45 and expiring August 9, 2021.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 7 - Capital Stock, Warrants and Stock Options - continued

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

In December 2017, 100,000 options were granted to a consultant with a five-year life and an exercise price of CDN$1.65.  These options vested immediately and, using the Black-Scholes option pricing method, had a value of CDN$103,815, which value is expensed on as stock-based compensation on the consolidated statements of operations and comprehensive loss.

On June 19, 2018, the Company granted incentive stock options to purchase up to an aggregate of 480,000 common shares, exercisable for 5 years at a strike price of CDN$0.85. These options vested immediately and, using the Black-Scholes option pricing method, had a value of CDN$206,568, which value is expensed on as stock-based compensation on the consolidated statements of operations.

As at June 30, 2018, there were 2,871,000 stock options outstanding, exercisable at a weighted average exercise price of CDN$0.98 per share.  Of this total, 56,000 have an exercise price of $0.1875 and expire on February 17, 2020, 2,235,000 have an exercise price of CDN$1.00 and expire May 2, 2022, 100,000 have an exercise price of CDN$1.65 and expire December 13, 2022 and 480,000 have an exercise price of CDN$0.85 and expire on June 19, 2023.

Stock-based compensation expense, resulting from the vesting of stock options for the year ended June 30, 2018 was $310,382 (2017 - $1,215,401), which is included in operation and administration expense on the consolidated statements of operations and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average life
2017	1.71%	0%	100%	5 years
2017	2.30%	0%	100%	5 years
2018	2.77%	0%	100%	5 years

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 7 - Capital Stock, Warrants and Stock Options - continued

The following table summarizes the stock option activity during the period being reported on and ending June 30, 2018 and 2017:

Description	Options	Weighted average exercise price ($)

Outstanding, July 1, 2016	1,182,667	$0.1875
Granted	2,235,000	$0.77
Exercised	(330,000)	$0.1875
Expired or forfeited	(796,667)	$0.1875
Outstanding, June 30, 2017	2,291,000	$0.76
Exercisable, June 30, 2017	2,291,000	$0.76

Outstanding, July 1, 2017	2,291,000	$0.76
Granted	100,000	$1.28
Granted	480,000	$0.64
Outstanding, June 30, 2018	2,871,000	$0.75
Exercisable, June 30, 2018	2,871,000	$0.75

The following table summarizes the information on stock options outstanding at June 30, 2018:

Stock options outstanding				Stock options exercisable
Exercise Prices (CDN)	Number of options	Weighted average exercise price	Weighted Average remaining life in years	Number of options	Weighted average exercise price
$0.1875	56,000	$0.1875	3.84	56,000	$0.1875
$0.76	2,235,000	$0.76	3.84	2,235,000	$0.76
$1.28	100,000	$1.28	4.46	100,000	$1.28
$0.64	480,000	$0.64	4.97	480,000	$0.64

Note 8 – Commitments and Contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 69% of the monthly lease amount.

Pursuant to its Agreement for the lease and option to purchase the Bunker Assets, the Company made two $500,000 bonus payments to Placer Mining, included in exploration expenses in the consolidated statements of operations and comprehensive loss.  The 24-month lease was to commence November 1, 2017 but was deferred to December 1, 2017 and continues until October 31, 2019. The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company must make $100,000 monthly mining lease payments, paid quarterly.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 8 – Commitments and Contingencies - continued

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

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  The Company is required to make a $2 million payment on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.

In addition to the above payments, the EPA will also be paid $480,000 every six months, with the next payment due March 1, 2019, for as long as Bunker leases, owns, and/or occupies the mine.  These payments are for estimated ongoing water treatment costs which the Company agreed to begin payment upon commencement of the mine lease.

Note 9 - Income Taxes

As at June 30, 2018 and 2017, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 32.9% (2017 - 35%) to pretax loss from operations for the years ended June 30, 2018 and 2017 due to the following:

	For the Years Ended
	June 30,
	2018	2017

Loss before income taxes	$5,169,874	$3,131,662

Expected income tax recovery	(1,700,888)	(660,746)
Tax rate changes and other adjustments	1,653,380	-
True-Up	(197,110)	-
Other permanent difference	115,400	(1,235,351)
Change in valuation allowance	129,218	1,896,097
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	For the Years Ended
	June 30,
	2018	2017
Deferred tax asset:
Net operating loss carry forward	$4,391,740	$4,095,349
Other deferred tax assets	1,587,680	1,756,480
Valuation allowance	(5,979,420)	(5,851,829)
Total	$-	$-

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 9 - Income Taxes - continued

The components of income tax expense are as follows:

	For the Years Ended
	June 30,
	2018	2017
Current Federal tax	$-	$-
Current State tax	-	-
Change in deferred tax benefit	127,440	1,896,097
Change in valuation allowance	(127,440)	(1,896,097)
Total	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2018, and 2017, the Company has an unused net operating loss carry-forward balance of $20,166,824 and $13,392,796, respectively, that is available to offset future taxable income.  This unused net operating loss carry-forward balance begins to expire in 2031.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2018, 2017, 2016, 2015, 2014, 2013 and 2012.

Note 10 – Related Party Transactions

Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President.  During the year ended June 30, 2017, Mr. Crosby received $5,000 for his services.

Through November 30, 2017, each of Messrs. Bruce Reid (CEO), Julio DiGirolamo (CFO), Howard Crosby (Executive Vice President) and John Ryan (Director) received $5,000 per month for services to the Company.  Payments to Messrs., Crosby and Ryan continued at this rate through June 30, 2018.  Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively.  In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  The payment, totaling $500,000, was made in January 2018. Accrued fees due to Mr. Reid as at June 30, 2018 were $17,855.

During the year ended June 30, 2018, Ms. Boyle received $77,383 for services rendered to the Company.

Manish Kshatriya was the Company’s CEO and CFO to October 6, 2016.  From November 2016 to May 2017 Mr. Kshatriya provided consulting services to the Company, though not officially CFO any longer, for which he was paid $87,500.  In 2017, Mr. Kshatriya also received a $100,000 settlement payment related to accrued but unpaid fees from prior years as well as $18,750 related to an option exercise paid on his behalf.

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

For the Fiscal Years Ended June 30, 2018 and 2017

Note 11 – Subsequent Event

In August 2018, the Company closed a private placement, issuing 1,604,076 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of $0.45 per Unit. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of $0.45 for a period of three years. Prior to the issuance of the Units, Gemstone held 4,000,000 common shares of the Company (12.12%) and 2,000,000 warrants (“Prior Warrants”) exercisable at a price of $2.00 per share (16.21% on a partially diluted basis). Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 1,604,076 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 5,604,076 common shares of the Company representing 16.2% of the issued and outstanding shares. Assuming exercise of the Unit Warrants, Gemstone would hold 7,208,152 of the outstanding common shares of the Company, representing 19.90% of the issued and outstanding common shares of Bunker. Gemstone’s participation in the Offering constitutes a "related party transaction" under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions ("MI 61-101"). The Company is relying on the exemption from valuation and minority shareholder approval requirements pursuant to sections 5.5(a) and 5.7(a) of MI 61-101, as the fair market value of the participation in the Offering by insiders does not exceed 25% of the market capitalization of the Company.

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million.  Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to CDN$0.85; (ii) 2,294,835 common shares may be acquired upon exercise of warrants at a price of CDN$0.85 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$0.45; and (iv) 1,167,143 common shares may be acquired upon exercise of warrants at a price of CDN$0.45 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining Corporation, the lessor of the Bunker Hill Mine. The default arose as a result of missed property payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company has 15 days, from the date notice of default was provided (September 28, 2018), to remedy the default by making the outstanding payment. Bunker Hill is working with urgency to resolve this matter.  Management does not believe that it will be able to remedy this default, resulting in the Bunker Hill Mine lease being terminated.

Subsequent to year-end, 437,500 fully-vested stock options were issued to a consultant to whom CDN$350,000 was due and payable and reflected in accrued liabilities at June 30, 2018.  These options had a 5-year life and were exercisable at CDN$0.80 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books.

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

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of June 30, 2018.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
Jennifer Boyle	55	Director	December 13, 2017 to September 19, 2018
Howard Crosby	65	Vice President, Director	October 6, 2016
Dickson Hall	66	Director	January 5, 2018
Bruce Reid	63	Chairman, Director President and CEO	October 6, 2016 April 18, 2018 (resigned October 12, 2018)
John Ryan	55	Director President and CEO	October 6, 2016 (Appointed President and CEO October 12, 2018)
Harold Shipes	75	Director	December 13, 2017 to September 27, 2018
Julio DiGirolamo	49	Chief Financial Officer	April 18, 2017
Danny Hrushewsky	57	Executive Vice President	August 1, 2017

Ms. Jennifer Boyle and Mr. Harold Shipes resigned as directors on September 19 and September 27, 2018, respectively.

Biographical Information

Jennifer Boyle.  Ms. Boyle served as a Director until September 19, 2018.  Ms. Boyle is General Counsel / Corporate Finance for the Velocity Trade group of companies and sits as a member of the board of directors of Satori Resources Inc., KWG Resources Inc., and SGX Resources Inc.  Ms. Boyle is a former securities lawyer who has been working at founding or re-organizing early-stage junior resource issuers, and at developing various growth strategies through M&A activities.  Formerly, Ms. Boyle was a director of Carlisle Goldfields Limited (2012 to 2016) until it was acquired by Alamos Gold in January 2016. Ms. Boyle sat on the board of directors of Nevada Exploration Inc. (2009-2015), was a co-founding director and Executive Vice President of Canadian Royalties Inc. (1997 to 2006), a co-founder and Executive Vice President of Golden Valley Mines Ltd. (2002 to 2005), the CEO of St. Eugene Mining Corporation prior to its sale to Claude Resources Inc. (2009 to 2012), and co-founder of Takara Resources Inc. (2005-2013).

Howard Crosby.  Mr. Crosby is a Vice President and Director of the Company.  Howard Crosby has been President of Crosby Enterprises, Inc., a family-owned business advisory consulting firm since 1989. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company, which merged with an AMEX listed company in 2005. Mr. Crosby also was a founder and director of High Plains Uranium in 2004, and was a founder and director of U.S. Silver Corp in 2006, which acquired the Galena Mine in the Coeur d’Alene Mining District from Coeur d’Alene Mines in 2006. From 2004 until March 2016, Mr. Crosby was an officer and director of White Mountain Titanium Corporation. Mr. Crosby is also a director or advisor to a number of privately held companies and Desert Hawk Gold Corp. He received a bachelor’s degree from the University of Idaho in 1975.

Dickson Hall.  Mr. Hall currently serves as a Director.  Dickson Hall is a partner in Valuestone Advisory Limited, manager of Valuestone Global Resources Fund 1, a mining fund associated with Jiangxi Copper Corporation and China Construction Bank International. Mr. Hall has more than 40 years’ experience in the resource field, much of it in Asia. From 2005 to 2016 he directed corporate development efforts in Asia for Hunter Dickinson Inc. raising capital, establishing strategic partnerships and broadening the Asian shareholder base for HDI public companies. He was Senior Vice President of Continental Minerals Corporation which developed the Xietongmen copper-gold project in Tibet, China before selling to China’s Jinchuan Group in 2011 for $446 million. Mr. Hall is also a director and Investment Committee member of Can-China Global Resources Fund, an energy and mining fund backed by the Export-Import Bank of China. He is or has been a director of various resource and non-resource companies.

Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

Bruce Reid.  Mr. Reid was the President and Chief Executive Officer of Bunker Hill Mining Corp., as well as a Director until his resignation on October 12, 2018.  Mr. Reid was most recently the Chairman, President and Chief Executive Officer of Carlisle Goldfields from January 2010 until January 2016 when the Company was purchased by Alamos Gold Inc.  Mr. Reid is also currently a Director of Satori Mining Inc. and several other Public Mining Companies.  Mr. Reid was also the Founder, President and Chief Executive Officer of U.S. Silver Corp. from June 2005 to November 2008. Previous to this Mr. Reid was intimately involved in the startup and successful build and sale of numerous Mining Companies such as Western Goldfields, Patricia Mining and High Plains Uranium. Mr. Reid also has extensive experience in Corporate Finance and Mining Investment Research with a twenty-year career in the investment Business with such firms as Nesbitt Thomson, Loewen Ondaatje McCutcheon and Yorkton Securities.  Mr. Reid combines all this with direct practice as an Exploration Geologist working on numerous projects in the Canadian North during the 1970s and early 1980s.  His background of more than 35 years of direct and indirect experience in the mining and mineral exploration industry follows graduation with a B.Sc. in Geology from the University of Toronto in 1979 and a finance degree from the University of Windsor in 1982.

John Ryan is the current President and Chief Executive Officer of Bunker Hill Mining Corp., as well as a Director of the Company.  Mr. Ryan has been an active entrepreneur in the resources sector for over twenty years.  He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources, High Plains Uranium, U.S. Silver Corporation (now Americas Silver Corporation), Western Goldfields, Inc, Mineral Mountain and Desert Hawk Gold Corp.  Mr. Ryan has extensive executive experience, and provides the Board of Directors with valuable insights regarding mining operations as well as public company expertise.  Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Harold Shipes.  Mr. Shipes served as a Director of the Company until September 27, 2018.  Mr. Shipes is a metallurgical and mining engineer with over 40 years mining experience in global base and precious metals production, engineering, and project development management.  As VP and GM of Operations of Southern Peru Copper Corp., Mr. Shipes was instrumental in conceptualizing and managing construction through start-up of the Cuajone smelter expansion, doubling throughput. As General Manager and CEO of Ok Tedi Mining Inc. he managed the expansion of the Company’s gold plant from 12,000 tpd to 35,000 tpd successfully in 18 months.  Mr. Shipes owned the engineering firm Western States Engineering and designed, constructed and/or commissioned six solvent extraction/electro-winning plants for copper recovery.

Julio DiGirolamo.  Mr. DiGirolamo currently serves as the Chief Financial Officer and Corporate Secretary of the Company.  Mr. DiGirolamo is a Chartered Professional Accountant and has 23 years of senior-level public company experience including, most-recently, four and a half years as CFO for Carlisle Goldfields Limited, until its sale to Alamos Gold Inc. in January 2016.  Mr. DiGirolamo also serves as CFO for 55 North Mining Inc. and Satori Resources Inc. He began his public market experience while holding various senior roles during his five years with Greenstone Resources Ltd., a TSX and NASDAQ-listed gold mining company with activities focused in four Latin American countries. Mr. DiGirolamo has also been the Chief Financial Officer of Asia Now Resources Corp., a TSX Venture Exchange-listed junior exploration company, and Chief Financial Officer and Corporate Secretary of Innovium Media Properties Corp., a TSX Venture Exchange-listed early stage investor. During his time at Innovium he also acted as interim Chief Financial Officer at Seed Media Group LLC and as Chief Financial Officer, Corporate Secretary and member of the Board of Directors of Atlantis Systems Corp. Mr. DiGirolamo is currently the Audit Committee Chair on the Board of Directors of GTA Resources and Mining Inc., and over his career has served on the boards of various public and non-profit organizations.

Dan Hrushewsky is an Engineer (University of Toronto), MBA, and CFA.  He has more than 20 years of experience in the mining industry, including M&A/corporate development with multinational gold and base metal producers (predecessors to Nordgold and First Quantum).  His experience in mine finance includes mining debt project financing for Bank of Nova Scotia; commodity derivatives trading for a private hedge fund; and mining equity finance for Northland Capital, Jennings Capital and CIBC Precious Metals Fund.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Manish Kshatriya (2) (3) CEO and CFO	2018	--	--	--	--	--	--	--	--
	2017	114,000	--	--	--	--	--	118,750	232,750
	2016	150,000	--	--	3,039	--	--	--	153,039

Howard Crosby (4) CEO and CFO	2018	60,000	--	--	--	--	--	--	60,000
	2017	5,000	--	--	217,274	--	--	--	222,274
	2016	--	--	--	--	--	--	--	--

Bruce Reid (5) CEO	2018	165,000	505,000	--	--	--	--	--	670,000
	2017	--	--	--	271,593	--	--	--	271,593
	2016	--	--	--	--	--	--	--	--

Julio DiGirolamo (6) CFO	2018	130,000	--	--	22,843	--	--	--	157,843
	2017	--	--	--	86,710	--	--	--	86,710
	2016	--	--	--	--	--	--	--	--

Dan Hrushewsky (7) Executive VP	2018	112,800	--	--	160,992	--	--	--	273,722
	2017	--	--	--	86,710	--	--	--	86,710
	2016	--	--	--	--	--	--	--	--

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

(7)

Dan Hrushewsky became the Company’s Executive Vice President on December 1, 2017

Grant of Plan Based Awards

In April 2017, the Company granted a total of 2,235,000 stock options to purchase common shares to directors, officers and employees of the Company, at an exercise price of CDN$1.00 per share, for a term of 5 years and vest immediately.

In December 2017, 100,000 options were granted to a consultant with a five-year life and an exercise price of CDN$1.65.  these options vested immediately.

On June 19, 2018 The Company granted incentive stock options to purchase up to an aggregate of 480,000 common shares, exercisable for 5 years at a strike price of C$0.85 and vested immediately.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2018, for each of the named executive officers.

	Option Awards ________________________________________________________					Stock Awards _________________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard Crosby	400,000(1)	--	--	0.73	May 2, 2022	--	--	--	--
Bruce Reid	500,000(1)	--	--	0.73	May 2, 2022	--	--	--	--
Julio DiGirolamo	160,000(1) 40,000(3)	--	--	0.73 0.64	May 2, 2022 June 19, 2023	--	--	--	--
Danny Hrushewsky	100,000(2) 100,000(3)	--	--	1.28 0.64	Dec. 13, 2022 June 19, 2023	--	--	--	--

(1)

Options have an exercise price of CDN$1.00 converted to US$ at the exchange rate at the date of grant.

(2)

Options have an exercise price of CDN$1.65 converted to US$ at the exchange rate at the date of grant.

(3)

Options have an exercise price of CDN$0.85 converted to US$ at the exchange rate at the date of grant.

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

General Features of the Plan

In addition to the above summaries of the Share Option Plan and the Share Bonus Plan, the following is intended to be a brief description and summary of some of the general features of the Plan:

(a)

The aggregate number of Shares reserved pursuant to the Plan for issuance to insiders of the Corporation within any twelve-month period, under all security-based compensation arrangements of the Corporation, shall not exceed 10% of the total number of Shares then outstanding.

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation.  Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance.  There are no long-term incentive or medical reimbursement plans.  The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation.  The Board determines the amount of director compensation.  The board may appoint a compensation committee to take on this role.  The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2018.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Crosby	60,000	--	--	--	--	--	60,000
Bruce Reid	670,000	--	--	---	---	--	670,000
John Ryan	60,000	--	--	--	--	--	60,000
Jennifer Boyle	31,630	--	71,383	--	--	--	103,013
Harold Shipes	--	--	14,277	--	--	--	14,277
Dickson Hall	--	--	--	--	--	--	--
(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,871,000	$0.75	590,779

Equity compensation plans not approved by security holders	-	-	-

Total	2,871,000	$0.75	590,779

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

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Howard Crosby (1) 29 Eagan Ave. Walla, Walla WA 99362 USA	Option Common Shares 1,000,000 (2)	3.03%
Common	Bruce Reid (1) 46 Halford Ave. Toronto, Ontario Canada M6S 4E9	Option Common Shares 2,000,000 (3) Common Shares 1,060,712(4)	9.27%
Common	Jennifer Boyle (1)36 Watermans Road Bobcaygeon, Ontario K0M 1A0 Canada	Common Shares 41,000	0.12%
Common	Dickson Hall (1) 1890 Waterloo St. Vancouver, BC V6R 3G4 Canada	Common Shares NIL	0.00%
Common	Harold Shipes (1) 11251 E. Camino Del Sahuaro Tucson Arizona 85749 USA	Common Shares NIL	0.00%
Common	John Ryan (1) 888C – 8th Avenue, #503 New York, NY 10019 USA	Option Common Shares 1,000,000 (2)	3.03%
Common	Julio DiGirolamo (1) 55 Front Street East, Suite 809 Toronto, Ontario, Canada, M5E 0A7	Common Shares 142,500	0.43%
Common	Gemstone 102 Ltd. Craignuir Chambers, Road Town, Tortola VG1110 British Virgin Islands	Common Shares 4,000,000	12.12%
Common	Robert Genovese BG Capital Croup Ltd. 1250 South Pine Island Rd., Suite 500 Plantation, Florida 33324 USA	9,308,405 (5)	28.20%

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

Director Independence

The Company’s common stock is currently traded on the Canadian Stock Exchange, under the symbol BNKR, and on the Grey Market in the United States, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Ms. Jennifer Boyle and Mr. Harold Shipes resigned as directors on September 19 and September 27, 2018, respectively. Messrs. John Ryan and, Dickson Hall are currently the only “independent” directors of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended June 30, 2018 and 2017, and is expected to serve in that capacity for the ensuing year.  Principal accounting fees for professional services rendered for the Company by MNP, LLP for the years ended June 30, 2018 and June 30, 2017 are summarized in the following table:

	2018	2017
Audit	$7,500	$7,500
Audit related	$15,000	$15,000
Tax	$--	$--
All other	$--	$--
Total	$22,500	$22,500

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s financial statements during the fiscal years ended June 30, 2018 and 2017 are $22,500 and $22,500, respectively.

Tax Fees

MNP, LLP did not bill the Company for tax compliance, advice and planning during the fiscal years ended June 30, 2018 and 2017.

All Other Fees

MNP, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2018 and 2017.

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

10.3	Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.4	Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).
10.5	Memorandum of Exploration Earn-In Agreement, effective March 29, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.6	Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
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

By: /s/ Julio DiGirolamo

     Julio DiGirolamo, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 15, 2018	By:	/s/ John Ryan
		Name:	John Ryan
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	October 15 2018	By:	/s/ Julio DiGirolamo
		Name:	Julio DiGirolamo
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 15 2018	By:	/s/ Howard Crosby
		Name:	Howard Crosby
		Title:	Director