Form 10-Q
period 2018-09-30
Bunker Hill Mining Corp.
filed 2018-11-19
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☐  Yes  ☒   No

As of November 19, 2018, the Issuer had 34,617,791 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.), (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2018, and all amendments thereto.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED September 30, 2018

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	September 30, 2018 $	June 30, 2018 $
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	57,492	502,660
Accounts receivable	127,310	229,046
Deposit	21,312	90,248
Prepaid expenses	326,794	588,630
Total current assets	532,908	1,410,584

Property and equipment
Equipment	92,273	97,252
Long term deposit	163,730	-
Mining interests (note 3)	1	1
Total property and equipment	256,004	97,253

Total assets	788,912	1,507,837

LIABILITIES
Current liabilities
Accounts payable	237,781	225,184
Accrued liabilities	339,532	504,186
Other liability	52,048	57,417
Interest payable	48,219	3,288
Convertible loan payable (note 4)	486,031	70,820
Derivative liability – conversion feature (note 4)	7,141	180,353
Total current liabilities	1,170,752	1,041,248

Long term liabilities
Derivative warrant liability	259,622	682,903

Total liabilities	1,430,374	1,724,151

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized;
Nil preferred shares issued and outstanding (note 5)	---	---
Common shares, $0.001 par value, 300,000,000 common shares authorized;
34,617,791 and 33,013,715 common shares issued and outstanding, respectively	34,233	33,013
Additional paid-in-capital (note 5)	23,574,371	23,364,249
Deficit accumulated during the exploration stage	(24,250,066)	(23,613,576)
Total shareholders’ equity (deficiency)	(641,462)	(216,314)

Total liabilities and shareholders’ equity	788,912	1,507,837

Basis of presentation and going concern (note 1)
Commitments and contingencies (note 6)
Subsequent events (note 8)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended September 30,	2018 $	2017 $

Operating expenses
Operation and administration (note 6)	658,259	209,956
Property and exploration	810,265	6,216
Legal and accounting	69,158	72,075
Consulting	73,651	120,032
Total operating expenses	1,611,333	408,279

Loss from operations	(1,611,333)	(408,279)

Other income or gain (expense or loss)
Change in derivative liability	1,119,937	-
Accretion expense	(108,654)	-
Loss (gain) on foreign exchange	8,492	5,993
Interest expense	(44,932)	-
Total other income or gain (expense or loss)	974,843	5,993

Loss before income tax	(636,490)	(402,286)
Provision for income taxes	-	-

Net loss and comprehensive loss	(636,490)	(402,286)
Loss per common share – basic and fully diluted	(0.02)	(0.02)
Weighted average common shares – basic and fully diluted	33,617,791	24,889,395

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows

For the three months ended September 30,	2018	2017
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(636,490)	(402,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (note 4)	43,893	-
Depreciation expense	4,979	309
Change in fair value of warrant liability	(1,119,937)	-
Accretion expense	108,654
Changes in operating assets and liabilities:
Decrease in accounts receivable	101,736	(2,957)
(Increase) in deposit	-	(3,038)
(Increase) decrease in other assets	-	(17,882)
Decrease in prepaid expenses	167,042	91,965
Increase (decrease) in accounts payable	12,597	(71,816)
(Decrease) increase in accrued liabilities	(164,654)	32,180
Increase in other liabilities	(5,369)	6,920
Increase in interest payable	(44,931)	-
Net cash used in operating activities	(1,442,618)	(366,605)

Cash flows from investing activities
Acquisition of mining interests	-	(200,000)
Net cash used in investing activities	-	(200,000)

Cash flows from financing activities
Proceeds from convertible loan payable	474,250	-
Proceeds from issuance of common stock, net	523,200	-
Net cash from financing activities	997,450	-

Decrease in cash and cash equivalents	(445,168)	(566,605)
Cash and cash equivalents, beginning of period	502,660	593,515

Cash and cash equivalents, end of period	57,492	26,910

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2018

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2018. The interim results for the period ended September 30, 2018 are not necessarily indicative of the results for the full fiscal year. The interim unaudited condensed consolidated financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $24,250,066 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, exploration and development of the mineral properties and the discovery of, development, and sale of reserves. In order to continue to meet its plans and fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the Three Months Ended September 30, 2018

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

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”) (note 7).

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

The Company had an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45 million with purchase payments to be made over a ten-year period to Placer Mining. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining, the lessor of the Bunker Hill Mine. The default arose as a result of missed property payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remedy the default by making the outstanding payment. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated.

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments added to the purchase price of the mine should the Company choose to exercise its option.

Trinity Project

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement and has been released from all past and future obligations.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2018

Note 4 – Convertible Loan Payable

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million.  Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$0.85; (ii) 2,294,835 common shares may be acquired upon exercise of warrants at a price of CDN$0.85 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$0.45; and (iv) 1,167,143 common shares may be acquired upon exercise of warrants at a price of CDN$0.45 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

At September 30, 2018, the fair value of the conversion feature was estimated using the Binomial model to determine the fair value of conversion feature using the following assumptions:

	June 30, 2018	September 30, 2018
Expected life	345 days	257 days
Volatility	100%	100%
Risk free interest rate	2.04%	2.11%
Dividend yield	0%	0%
Share price	$0.6455	$0.20
Fair value	$180,353	$7,141
Change in derivative liability		$173,212

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-300,000,000 common shares with a par value of $0.001 per common share; and

-10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

In August 2018, the Company closed a private placement, issuing 1,604,076 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$0.45 per Unit. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of C$0.45 for a period of three years. Prior to the issuance of the Units, Gemstone held 4,000,000 common shares of the Company (12.12%) and 2,000,000 warrants (“Prior Warrants”) exercisable at a price of C$2.00 per share (16.21% on a partially diluted basis). Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 1,604,076 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 5,604,076 common shares of the Company representing 16.2% of the issued and outstanding shares. Assuming exercise of the Unit Warrants, Gemstone would hold 7,208,152 of the outstanding common shares of the Company, representing 19.90% of the issued and outstanding common shares of Bunker. Gemstone’s participation in the Offering constitutes a "related party transaction" under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions ("MI 61-101").

At September 30, 2018, there were 34,617,791 common shares issued and outstanding.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Unaudited Interim Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2018

Warrants

As of September 30, 2018, the Company had 7,406,374 warrants outstanding, with exercise prices from C$0.45 to C$2.00, expiring from December 5, 2020 to August 9, 2021.

Stock Options

In September 2018, 437,500 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018.  These options had a 5-year life and were exercisable at CDN$0.80 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Weighted average life
2018	2.32%	0%	100%	5 years

Note 6 – Commitments and Contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 78% of the monthly lease amount.

In November 2018, the Company and Placer Mining agreed to amend the terms of the Agreement such that commencing November 2018, Bunker will make monthly payments of $60,000, where previously monthly payments of $200,000 were being made.  The $140,000 difference will accumulate to $1,680,000 over 12 months and will only become due if Bunker exercises its option to purchase the mine.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  The November 1, 2018 payment was not made, and the Company is having discussions with the EPA to amend and defer payments.

Note 7 – Related Party Transactions

During the quarter ended September 30, 2018, Mr. Messrs. Bruce Reid (CEO) received $40,000, Julio DiGirolamo (CFO) received $30,000, Howard Crosby (Executive Vice President) earned $15,000 and John Ryan (Director) earned $15,000 for services to the Company.

During the quarter ended September 30, 2018, Ms. Boyle, former director, received $45,390 for services rendered to the Company.

At September 30, 2018, $15,000 remains outstanding as payables due to related parties.

Note 8 – Subsequent Events

As described in Note 3, Management was able to reinstate the Agreement for the Bunker Hill mine, with reductions to the payment stream over the next 12 months.

Given the urgent need to secure financing to meet the new lease obligations, Bunker’s Board has approved an equity private placement for up to C$300,000 consisting of up to 4,000,000 units to be sold at C$0.075 per Unit with Unit consisting of one common share and one common share purchase warrant.  Each whole warrant will be exercisable to acquire one common share at a price of C$0.10 for a period of two years.

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

The 24-month lease continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments.  A monthly amount of $140,000 is deferred and becomes payable if the Company exercises it’s purchase option, making the deferred amount payable.

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

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  The November 1, 2018 payment was not made, and the Company is having discussions with the EPA to amend and defer payments.

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

The Bunker Hill Mine is the Company’s only focus, with a view to raising capital to rehabilitate the mine and put it back into production.

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

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

▪Reclamation and Closure Plan

▪Water Discharge Permit

▪Air Quality Operating Permit

▪Industrial Artificial (tailings) pond permit

▪Obtaining Water Rights for Operations

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

Employees

The Company is currently managed by John Ryan, President and CEO and Julio DiGirolamo, Chief Financial Officer.

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

The southeastern part of the mine was historically serviced by the Cherry Raise, which consisted of a two-compartment shaft with double drum hoisting capability that ran at an incline up from the nine level to the four level. The central part of the mine was serviced upward by the Last Chance Shaft from the nine level to the historic three or four level. Neither the Cherry Raise or the Last Chance shaft are serviceable at this time. However, the upper part of the mine from eight level up to the four level has been developed by past operators by a thorough-going rubber tire ramp system, which is judged to be about 65% complete.

The Company has already repaired the first several thousand feet of the Russell Tunnel, which is a large rubber tire capable tunnel with an entry point at the head of Milo Gulch. This tunnel will provide early access to the UTZ  Zone. The Company has inspected a great deal of the ramp system between the eight level and the four level, and the ramps are in good shape with only minor repair and rehabilitation needed. The Company has made development plans to provide interconnectivity of the ramp system from the Russell Tunnel at the four level down to the eight level, with further plans to extend the ramp down to the nine level. Thus rubber-tired equipment will be used for mining and haulage throughout the upper mine mineral zones, which have already been identified, and for newly found zones.

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

Technical Report

On September 6, 2018, the Company filed on SEDAR a National Instrument 43-101 (“NI 43-101”) technical report on its Bunker Hill property.

The technical report included:

1.A 10-12 million ton Exploration Target comprised of the Quill/Newgard zones.  For comparison purposes, the historical resource estimate for the whole Bunker Hill property is 9.1 million tons grading 5.08% Zn, 2.35% Pb and 40 g/t Ag (or 1.29 ounces per ton);

2.Results of Independent Sampling showing grades for the Quill/Newgard zones (Levels 9 & 10) averaging 20% Zn, 14% Pb and 247 g/t Ag (or 7.90 ounces per ton), which exceed average historic grades; and

3.a Plan for a US$7.7 million Exploration Program to upgrade the historic resources to a NI 43-101 Indicated Resource.

Additionally, as noted, the Company currently has in its possession, and has had access to, numerous historical technical reports that were completed in the past by highly qualified parties.

Subsequent Events

Management was able to reinstate the Agreement for the Bunker Hill mine, with reductions to the payment stream over the next 12 months.

Given the urgent need to secure financing to meet the new lease obligations, Bunker’s Board has approved an equity private placement for up to C$300,000 consisting of up to 4,000,000 units to be sold at C$0.075 per Unit with Unit consisting of one common share and one common share purchase warrant.  Each whole warrant will be exercisable to acquire one common share at a price of C$0.10 for a period of two years.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue

During the three-month periods ended September 30, 2018 and 2017, the Company generated no revenue.

Operating expenses

During the three-month period ended September 30, 2018, the Company reported total operating expenses of $1,611,333 compared to $408,279 during the three-month period ended September 30, 2017, an increase of $1,203,054.  The increase results from activities related to the Bunker Hill Mine, activities that did not exist in the previous year.  This includes an increase in property and exploration costs of approximately $804,049 and an increase in operation and administrative expenses of $448,303 for the three months ended September 30, 2018 compared to the same period ended September 30, 2017.  Administrative expenses have increased due to the Company being active once again after having been delisted and relatively inactive for some years.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended September 30, 2018, activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $636,490 for the three months ended September 30, 2018, compared to a net loss and comprehensive loss of $402,286 for the three months ended September 30, 2017, a change of $234,204.  The increase in net loss and comprehensive loss was due to increased corporate activities as described above.

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

The Company is working to secure adequate capital to continue making lease payments, payments to the EPA, conduct exploration activities on site and cover general and administrative expenses associated with managing a public company.

Current Assets and Total Assets

As of September 30, 2018, the unaudited balance sheet reflects that the Company had: i) total current assets of $532,908, compared to total current assets of $1,410,584 at June 30, 2018, a decrease of $877,676, or approximately 62%; and ii) total assets of $788,912, compared to total assets of $1,507,837 at June 30, 2018, a decrease of $718,925, or approximately 48%. The decreases resulted from the inability to secure additional financings to continue operations.

Total Current Liabilities and Total Liabilities

As of September 30, 2018, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $1,170,752 and $1,430,374, respectively, compared to total current liabilities and total liabilities of $1,041,248 and $1,724,151, respectively, at June 30, 2018.

In August 2018 and December 2017, the Company recorded a long-term Derivative Liability representing the value of the warrants issued and included in the units associated with the financing completed and described above.  The Company has accounted for the warrant liability in accordance with ASC Topic 815. These warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Cash Flow – for the interim periods ended September 30, 2018 and 2017

During the three months ended September 30, 2018 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net decrease in cash of $445,168 during the three months ended September 30, 2018 compared to a net decrease in cash of $566,605 during the three months ended September 30, 2017. The following provides additional discussion and analysis of cash flow.

For the three months ended September 30,	2018 $	2017 $

Net cash used in operating activities	(1,442,618)	(366,605)
Net cash used in investing activities	-	(200,000)
Net cash provided by financing activities	997,450	-

Net Change in Cash	(445,168)	(566,605)

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

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

ITEM 5.OTHER INFORMATION.

Not Applicable.

ITEM 6.EXHIBITS.

(a)The following exhibits are filed herewith:

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  November 19, 2018

By: /s/    Julio DiGirolamo

Julio DiGirolamo, Chief Financial Officer

Date:  November 19, 2018