Form 10-Q
period 2018-12-31
Bunker Hill Mining Corp.
filed 2019-02-19
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

☐  Yes  ☒   No

As of February 19, 2018, the Issuer had 41,513,955 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED December 31, 2018

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	December 31, 2018 $	June 30, 2018 $
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	130,048	502,660
Accounts receivable	87,055	229,046
Deposit	---	90,248
Prepaid expenses	156,800	588,630
Total current assets	373,903	1,410,584

Property and equipment
Equipment	48,181	97,252
Long term deposit	106,352	---
Mining interests (note 3)	1	1
Total property and equipment	154,534	97,253

Total assets	528,437	1,507,837

LIABILITIES
Current liabilities
Accounts payable (note 3)	975,401	225,184
Accrued liabilities (note 6)	2,110,404	504,186
Other liability	69,967	57,417
Interest payable	98,630	3,288
Convertible loan payable (note 4)	721,287	70,820
Derivative liability – conversion feature (note 4)	---	180,353
Total current liabilities	3,975,689	1,041,248

Long term liabilities
Derivative warrant liability (notes 4 and 5)	125,506	682,903

Total liabilities	4,101,195	1,724,151

SHAREHOLDERS' DEFICIENCY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized; No preferred shares issued and outstanding (note 5)	---	---
Common shares, $0.001 par value, 300,000,000 common shares authorized; 41,513,955 and 33,013,715 common shares issued and outstanding, respectively (note 5)	41,028	33,013
Additional paid-in-capital (note 5)	23,926,573	23,364,249
Deficit accumulated during the exploration stage	(27,540,359)	(23,613,576)
Total shareholders’ deficiency	(3,572,758)	(216,314)

Total liabilities and shareholders’ equity	528,437	1,507,837

Basis of presentation and going concern (note 1)
Commitments and contingencies (note 6)
Subsequent events (note 8)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months ended December 31,		For the Six Months ended December 31,
	2018	2017	2018	2017
	$	$	$	$

Revenue	---	---	---	---

Operating expenses
Operation and administration	218,380	845,097	876,639	1,055,054
Legal and accounting	51,973	188,563	121,131	260,638
Lease payments and exploration	3,003,911	2,168,676	3,814,176	2,174,892
Consulting	118,807	265,123	192,458	385,155
Total operating expenses	3,393,071	3,467,459	5,004,404	3,875,739

Loss from operations	(3,393,071)	(3,467,459)	(5,004,404)	(3,875,739)

Other income or gain (expense or loss)
Change in derivative liability (notes 4 and 5)	406,276	449,149	1,526,213	449,149
Accretion	(235,255)	---	(343,909)	---
Gain (loss) on foreign exchange	(6,903)	26,401	1,589	32,394
Loss on sale of equipment	(10,930)	---	(10,930)	---
Interest expense	(50,410)	---	(95,342)	---
Total other income or gain (expense or loss)	102,778	475,550	1,077,621	481,543

Loss before income tax	(3,290,293)	(2,991,909)	(3,926,783)	(3,394,196)
Provision for income taxes	---	---	---	---

Net loss and comprehensive loss	(3,290,293)	(2,991,909)	(3,926,783)	(3,394,196)
Loss per common share – basic and fully diluted	(0.09)	(0.11)	(0.11)	(0.13)
Weighted average common shares – basic and fully diluted	37,387,828	27,176,344	35,684,988	26,026,621

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended December 31,	2018	2017
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(3,926,783)	(3,394,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (note 5)	43,893	103,815
Depreciation expense	7,212	1,104
Write-down of mining interest	---	300,000
Change in fair value of warrant liability	(1,526,213)	(449,149)
Accretion expense	343,909	---
Loss on disposal of equipment	10,930	---
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	141,991	(928)
(Increase) decrease in deposit	21,312	(20,262)
(Increase) decrease in other assets	---	(521,415)
Decrease in prepaid expenses	394,414	56,585
Increase (decrease) in accounts payable	770,563	(48,489)
Increase in accrued liabilities	1,874,525	450,276
Increase in other liabilities	12,550	2,449
Increase in interest payable	95,342	-
Net cash used in operating activities	(1,736,355)	(3,520,210)

Cash flows from investing activities
Proceeds on disposal of equipment	10,000	---
Net cash used in investing activities	10,000	---

Cash flows from financing activities
Proceeds from convertible loan payable, net	474,250	---
Proceeds from issuance of common stock, net	879,493	7,184,041
Net cash from financing activities	1,353,743	7,184,041

Decrease in cash and cash equivalents	(372,612)	3,663,831
Cash and cash equivalents, beginning of period	502,660	593,515

Cash and cash equivalents, end of period	130,048	4,257,346

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2018. The interim results for the period ended December 31, 2018 are not necessarily indicative of the results for the full fiscal year. The interim unaudited condensed consolidated financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $27,540,359 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, exploration and development of the mineral properties and the discovery of, development, and sale of reserves. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue to meet its plans and fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It acquired the Bunker Hill Mine and continues to work at developing this project with a view towards putting it into production.

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

During the fiscal year ended June 30, 2017, the Company made payments totaling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and are included in lease payments and exploration expenses.

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”).

Under the terms of the Agreement, the Company was required to make a $1 million bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017.  The 24-month lease (the “Lease”) commenced November 1, 2017 and continues until October 31, 2019.  The lease period can be extended by a further 12 months at the Company’s discretion.  During the term of the Lease, the Company must make $100,000 monthly mining lease payments, paid quarterly, and $100,000 monthly operating cost payments.

The Company has an option to purchase the Bunker Assets at any time before the end of the Lease and any extension for a purchase price of $25 million with purchase payments to be made over a ten-year period to Placer Mining (the “Option”). Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining. The default arose as a result of missed lease and operating cost payments payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated.

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) added to the purchase price of the mine should the Company choose to exercise its option. The Company is accruing for the deferred payments and includes them in accounts payable.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1 and December 1, 2018 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.

Trinity Project

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement and has been released from all past and future obligations.

Note 4 – Convertible Loan Payable

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million from its original $1.5 million loan, net of $45,824 of debt issue costs, of which $25,750 was incurred in the current period.  Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$0.85; (ii) 2,294,835 common shares may be acquired upon exercise of warrants at a price of CDN$0.85 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$0.45; and (iv) 1,167,143 common shares may be acquired upon exercise of warrants at a price of CDN$0.45 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

The Company has accounted for the conversion features and warrants in accordance with ASC Topic 815. The conversion features and warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s function currency of the US dollar. The estimated fair value of the conversion features and warrants was determined on the date of issuance and marks to market at each financial reporting period.

At December 31, 2018, the fair value of the conversion features were estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2018	December 31, 2018
Expected life	345 days	165 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.99%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$180,353	$0
Change in derivative liability		$180,353

Additional Amount	August 9, 2018	December 31, 2018
Expected life	365 days	221 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.99%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$6,312	$0
Change in derivative liability		$6,312

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2018	December 31, 2018
Expected life	714 days	530 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.54%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$326,909	$505
Change in derivative liability		$326,404

Additional Amount	August 9, 2018	December 31, 2018
Expected life	730 days	588 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.99%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$161,381	$2,224
Change in derivative liability		$159,157

Accretion and interest expense for the three and six months ended December 31, 2018 were $235,255 and $343,909 and $50,410 and $95,342, respectively ($NIL for prior year comparative periods).

Note 5 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-300,000,000 common shares with a par value of $0.001 per common share; and

-10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

In August 2018, the Company closed a private placement, issuing 1,604,076 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$0.45 per Unit, for gross proceeds of C$721,834 (US$549,333) and incurring financing costs of US$25,750. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of C$0.45 for a period of three years. Prior to the issuance of the Units, Gemstone held 4,000,000 common shares of the Company (12.12%) and 2,000,000 warrants (“Prior Warrants”) exercisable at a price of C$2.00 per share (16.21% on a partially diluted basis). Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 1,604,076 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 5,604,076 common shares of the Company representing 13.4% of the issued and outstanding shares. Assuming exercise of the Unit Warrants, Gemstone would hold 7,208,152 of the outstanding common shares of the Company, representing 17.4% of the issued and outstanding common shares of Bunker. Gemstone’s participation in the Offering constitutes a "related party transaction" under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions ("MI 61-101").

Given the urgent need to secure financing to meet the new lease obligations, Bunker’s Board approved an equity private placement of Units to be sold at C$0.075 per Unit with each Unit consisting of one common share and one common share purchase warrant.  On November 28, 2018, the Company closed on a total of 6,458,664 Units for gross proceeds of C$484,400 (US$365,341) and incurring financing costs of US$10,062, with each purchase warrant exercisable into a Common Share at C$0.10 per Common Share for a period of thirty-six months.

For each financing, the Company has accounted for the warrant liability in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2018:

	August 9, 2018	December 31, 2018
Expected life	1,095 days	951 days
Volatility	100%	100%
Risk free interest rate	2.09%	1.26%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$355,751	$9,172
Change in derivative liability		$346,579

	November 28, 2018	December 31, 2018
Expected life	1,095 days	1,062 days
Volatility	100%	100%
Risk free interest rate	1.22%	1.26%
Dividend yield	0%	0%
Share price	$0.09	$0.05
Fair value	$265,105	$113,152
Change in derivative liability		$151,953

The existing warrant liability as a result of the December 2017 private placement was revalued as at December 31, 2018 and June 30, 2018 using the Binomial model and the following assumptions:

	June 30, 2018	December 31, 2018
Expected life	1,095 days	708 days
Volatility	100%	100%
Risk free interest rate	1.97%	1.54%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$355,994	$453
Change in derivative liability		$355,541

At December 31, 2018, there were 41,513,955 common shares issued and outstanding.

Warrants

As of December 31, 2018, the Company had 13,865,038 warrants outstanding, with exercise prices from C$0.10 to C$2.00, expiring from June 13, 2020 to November 28, 2021.

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

Note 6 – Commitments and Contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly gross rent of CDN$29,005 for the first two years, increasing to CDN$29,545 per month for years three through five.  The Company has signed sub-leases with other companies that cover approximately 70% of the monthly lease amount.

In November 2018, the Company and Placer Mining agreed to amend the terms of the Agreement such that commencing November 2018, Bunker will make monthly payments of $60,000, where previously monthly payments of $200,000 were being made.  The $140,000 difference will accumulate to $1,680,000 over 12 months and will become due if Bunker exercises its option to purchase the mine.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the Company agreed to reimburse the EPA for water treatment costs totaling $80,000 per month and paid every six months on December 1 and June 1. The $2 million required for November 1, 2018 and December 1, 2018 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.  The $2 million and $480,000 semi-annual payment are being accrued as payable pending completion of discussions with the EPA, where Management hopes to have more clarity on payments.

Additionally, third parties paid $85,000 directly to Placer Mining in order to facilitate reinstatement of the lease. The Company, as part of the lease reinstatement, agreed to indemnify Placer Mining if these third parties request the funds to be returned.

Note 7 – Related Party Transactions

During the six months ended December 31, 2018, Julio DiGirolamo (CFO) earned $50,000 ($15,000 in the three months ended December 31, 2018), Howard Crosby (Former director and Former Executive Vice President) earned $20,000 ($5,000 in the three months ended December 31, 2018) and John Ryan (Director and Interim CEO) earned $30,000 ($15,000 in the three months ended December 31, 2018) for services to the Company.  Mr. Crosby resigned his positions in November 2018.  During the six months ended December 31, 2017, each of Messrs. Bruce Reid (CEO), Julio DiGirolamo (CFO), Howard Crosby (Executive Vice President) and John Ryan (Director) received $5,000 per month for services to the Company.  Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively.  Commencing September 2018, Mr. DiGirolamo agreed to a smaller fee for services.  In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  The payment, totaling $500,000 was accrued at December 31, 2017 and was paid in January 2018.

At December 31, 2018 $16,649 is owed to Mr. DiGirolamo, $23,000 to Mr. Crosby and $28,590 to Mr. Ryan, all amounts included in accounts payable.  Mr. Bruce Reid (Former CEO) earned $29,177 for consulting services rendered and expenses ($4,260 of the total), which amount is included in accounts payable at December 31, 2018. At December 31, 2017, a balance of CDN$5,000 was included in accounts payable as owing to the Company’s CFO.

Note 8 – Subsequent Events

In January 2019, the company secured a C$100,000 advance from and unrelated third party with no defined terms specified at this time.

The Company is still in discussions with the Environmental Protection Agency to amend the payment terms.

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

The 24-month lease continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments.  A monthly amount of $140,000 is deferred and becomes payable if the Company exercises it’s purchase option, making the deferred amount payable.  The Company is accruing for these payments and includes them in accounts payable.

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

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1 and December 1, 2018 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.

Management believes this amended lease and option will provide the Company time to complete exploratory drilling, produce a mine plan and raise the money needed to move forward.  Management continues to push forward and advance the time line to realizing shareholder value.

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

As noted above, the EPA for several decades has provided mine water treatment services for the Bunker Hill Mine. When the Company begins its lease of the mine, it is planned that the EPA will be providing water treatment services under contract with the Company and such services will continue for at least five years or more. Although no firm agreement has yet been reached, recent discussions with the EPA also indicate that overflows from the mill or decant from the tailings facilities could also be treated at the water treatment plant under the same treatment contract.

If all of the mine water, mill outflows, and tailings discharges can be treated by the EPA treatment plant as currently contemplated, the Company will be initially relieved of the need to obtain a water discharge permit. Upon initiating mine production from the UTZ, Newgard, and Quill zones at rates of approximately 1500 tons per day, the Company would anticipate mining approximately 540,000 tons per year of material. The three aforementioned zones are believed to have sufficient mineral to supply the Company mining needs for approximately 8 years.

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

Subsequent Events

In January 2019, the company secured a C$100,000 advance from an unrelated third party with no defined terms specified at this time.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2018 as compared to the three and six months ended December 31, 2017. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Revenue

During the three-month periods ended December 31, 2018 and 2017, the Company generated no revenue.

Operating expenses

During the three-month period ended December 31, 2018, the Company reported total operating expenses of $3,393,071 compared to $3,467,459 during the three-month period ended December 31, 2017, a decrease of $74,388 (six months ended December 31, 2018 - $5,004,404 compared to $3,875,739 during the six-month period ended December 31, 2017, an increase of $1,128,665).  The six-month increase results primarily from a $1,639,284 increase in lease payments and exploration costs during this period compared to the same period in 2017.  This was offset by a reduction of $510,619 in consulting, legal, accounting and general administration costs.  The 2018 lease payments include $2,080,000 in accrued EPA costs expensed in the statement of operations and comprehensive loss.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended December 31, 2018, some activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $3,290,293 and $3,926,783 for the three and six months ended December 31, 2018, compared to a net loss and comprehensive loss of $2,991,909 and $3,394,196 for the three and six months ended December 31, 2017, an increase of $298,384 and $532,587 for the three- and six-month periods, respectively.  The increase in net loss and comprehensive loss was primarily due to increased lease and EPA payments as described above.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrants and the conversion features ($406,276 and $1,526,213 for the three and six-month periods ended December 31, 2018, respectively; $449,149 for both the three and six-month periods ended December 31, 2017) and accretion expense ($235,255 and $343,909 for the three and six-month periods ended December 31, 2018, respectively; $Nil for comparative periods) are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

Current Assets and Total Assets

As of December 31, 2018, the unaudited balance sheet reflects that the Company had: i) total current assets of $373,903, compared to total current assets of $1,410,584 at June 30, 2018, a decrease of $1,036,681, or approximately 73%; and ii) total assets of $528,437, compared to total assets of $1,507,837 at June 30, 2018, a decrease of $979,400, or approximately 65%.  The decreases generally resulted from the collection of HST receivables that had been accumulating and the inability to secure additional needed financings to continue operations.

Total Current Liabilities and Total Liabilities

As of December 31, 2018, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $3,975,689 and $4,101,195, respectively, compared to total current liabilities and total liabilities of $1,041,248 and $1,724,151, respectively, at June 30, 2018.

In August 2018 and December 2018, the Company recorded a long-term Derivative Liability representing the value of the warrants issued and included in the units associated with the financing completed and described above.  In August 2018 the Company also recorded a current derivative conversion feature liability in conjunction with the additional advance received on the convertible loan payable. The Company has accounted for the warrant and conversion feature liabilities in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Cash Flow – for the interim periods ended December 31, 2018 and 2017

During the six months ended December 31, 2018 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net decrease in cash of $372,612 during the six months ended December 31, 2018 compared to a net increase in cash of $3,663,831 during the six months ended December 31, 2017.  The following provides additional discussion and analysis of cash flow.

For the six months ended December 31,	2018 $	2017 $

Net cash used in operating activities	(1,736,355)	(3,520,210)
Net cash used in investing activities	10,000	---
Net cash provided by financing activities	1,353,743	7,184,041

Net Change in Cash	(372,612)	3,663,831

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  February 19, 2019

By: /s/    Julio DiGirolamo

Julio DiGirolamo, Chief Financial Officer

Date:  February 19, 2019