Form 10-Q
period 2019-03-31
Bunker Hill Mining Corp.
filed 2019-05-20
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐  Yes  ☒   No

As of May 20, 2019, the Issuer had 41,513,955 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED May 31, 2019

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Balance Sheets (Unaudited)
As at,	March 31, 2019 $	June 30, 2018 $

ASSETS
Current assets
Cash and cash equivalents	28,193	502,660
Accounts receivable	22,656	229,046
Deposit	---	90,248
Prepaid expenses	169,893	588,630
Total current assets	220,742	1,410,584

Property and equipment
Equipment	55,582	97,252
Long term deposit	68,939	---
Mining interests (note 3)	1	1
Total property and equipment	124,522	97,253

Total assets	345,264	1,507,837

LIABILITIES
Current liabilities
Accounts payable (note 4 and 8)	1,785,489	225,184
Accrued liabilities (note 7 and 8)	2,418,602	504,186
Other liability	68,222	57,417
Interest payable	147,945	3,288
Convertible loan payable (note 5)	1,197,440	70,820
Derivative liability – conversion feature (note 5)	1,223	180,353
Total current liabilities	5,618,921	1,041,248

Long term liabilities
Derivative warrant liability (notes 5 and 6)	125,506	682,903

Total liabilities	5,744,427	1,724,151

SHAREHOLDERS' DEFICIENCY
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 6)	---	---
Common shares, $0.001 par value, 300,000,000 common shares authorized; 41,513,955 and 33,013,715 common shares issued and outstanding, respectively (note 6)	41,514	33,013
Additional paid-in-capital (note 6)	23,926,087	23,364,249
Deficit accumulated during the exploration stage	(29,366,764)	(23,613,576)
Total shareholders’ deficiency	(5,399,163)	(216,314)

Total liabilities and shareholders’ equity	345,264	1,507,837

Basis of presentation and going concern (note 1)
Commitments and contingencies (note 7)
Subsequent events (note 9)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2019	2018	2019	2018
	$	$	$	$

Revenue	---	---	---	---

Operating expenses
Operation and administration	124,325	709,806	1,000,964	1,764,860
Legal and accounting	55,140	91,309	176,271	351,947
Lease payments and exploration	999,602	674,554	4,813,778	2,849,446
Consulting	60,772	142,383	253,230	527,538
Total operating expenses	1,239,839	1,618,052	6,244,243	5,493,791

Loss from operations	(1,239,839)	(1,618,052)	(6,244,243)	(5,493,791)

Other income or gain (expense or loss)
Change in derivative liability (notes 5 and 6)	(1,223)	27,794	1,524,990	476,943
Accretion (note 5)	(476,155)	---	(820,064)	---
Gain (loss) on foreign exchange	(13,262)	7,202	(11,673)	39,596
Loss on sale of equipment	---	---	(10,930)	---
Interest expense (note 5)	(95,926)	---	(191,268)	---
Total other income or gain (expense or loss)	(586,566)	34,996	491,055	516,539

Loss before income tax	(1,826,405)	(1,583,056)	(5,753,188)	(4,977,252)
Provision for income taxes	---	---	---	---

Net loss and comprehensive loss	(1,826,405)	(1,583,056)	(5,753,188)	(4,977,252)
Loss per common share – basic and fully diluted	(0.04)	(0.05)	(0.15)	(0.18)
Weighted average common shares – basic and fully diluted	41,513,955	33,013,715	37,582,773	28,330,058

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Bunker Hill Mining Corp. (formerly Liberty Silver Corp.) Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended March 31,	2019	2018
	$	$

Cash flows from operating activities
Net loss and comprehensive loss	(5,753,188)	(4,977,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation (note 6)	43,403	103,815
Depreciation expense	6,366	3,796
Write-down of mining interest	---	300,000
Change in fair value of derivative liability	(1,525,076)	(476,943)
Accretion expense	820,064	---
Loss on disposal of equipment	10,930	---
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	206,390	(50,685)
(Increase) decrease in deposit	21,312	(54,187)
(Increase) decrease in other assets	---	(65,924)
Decrease in prepaid expenses	418,737	(213,811)
Increase (decrease) in accounts payable	1,581,235	(196,817)
Increase (decrease) in accrued liabilities	2,182,714	(25,662)
Increase in other liabilities	10,805	32,581
Increase in interest payable	144,654	---
Net cash used in operating activities	(1,831,654)	(5,621,089)

Cash flows from investing activities
Addition of long term deposit	---	(41,860)
Acquisition of equipment	(6,556)	(53,392)
Proceeds on disposal of equipment	10,000	---
Net cash used in investing activities	3,444	(95,252)

Cash flows from financing activities
Proceeds from convertible loan payable, net	474,250	---
Proceeds from issuance of common stock, net	879,493	7,184,041
Net cash from financing activities	1,353,743	7,184,041

Decrease in cash and cash equivalents	(474,467)	1,467,700
Cash and cash equivalents, beginning of period	502,660	593,515

Cash and cash equivalents, end of period	28,193	2,061,215

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements

Note 1 – Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2018. The interim results for the period ended March 31, 2019 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis. Bunker Hill Mining Corporation. (the “Company”) has incurred losses since inception resulting in an accumulated deficit of $29,366,764 and further losses are anticipated in the development of its business. The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, exploration and development of the mineral properties and the discovery of, development, and sale of reserves. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. In order to continue to meet its plans and fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets and debt financing.  These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining. The default arose as a result of missed lease and operating cost payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated.

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

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1 and December 1, 2018 payments were not made, and the Company is having discussions with the EPA to amend and defer payments. The Company has included all unpaid EPA costs in Accounts Payable.

Trinity Project

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement and has been released from all past and future obligations.

Note 4 – Accounts Payable

During the quarter, a total of $313,337 was advanced to the Company or on behalf of the Company to Placer Mining to meet ongoing cash needs.  This includes $161,130 due to one of the Company’s directors (see Note8). These amounts are included in Accounts Payable and have no fixed repayment terms.

Note 5 – Convertible Loan Payable

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

At March 31, 2019, the fair value of the conversion features were estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2018	March 31, 2019
Expected life	345 days	75 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.74%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$180,353	$0
Change in derivative liability		$180,353

Additional Amount	August 9, 2018	March 31, 2019
Expected life	365 days	131 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.85%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$6,312	$1,223
Change in derivative liability		$5,089

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2018	March 31, 2019
Expected life	714 days	440 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.95%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$326,909	$4,350
Change in derivative liability		$322,539

Additional Amount	August 9, 2018	March 31, 2019
Expected life	730 days	496 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.84%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$161,381	$1,222
Change in derivative liability		$160,159

Accretion and interest expense for the three and nine months ended March 31, 2019 were $476,155 and $820,064 and $95,925 and$191,268, respectively ($NIL for prior year comparative periods).

Note 6 – Capital Stock and Warrants

Authorized

The total authorized capital is as follows:

-300,000,000 common shares with a par value of $0.001 per common share; and

-10,000,000 preferred shares with a par value of $0.001 per preferred share

Issued and outstanding

In August 2018, the Company closed a private placement, issuing 1,604,076 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$0.45 per Unit, for gross proceeds of C$721,834 (US$549,333) and incurring financing costs of US$25,750. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of C$0.45 for a period of three years. Prior to the issuance of the Units, Gemstone held 4,000,000 common shares of the Company and 2,000,000 warrants (“Prior Warrants”) exercisable at a price of C$2.00 per share. Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 1,604,076 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 5,604,076 common shares of the Company. Assuming exercise of the Unit Warrants, Gemstone would hold 7,208,152 of the outstanding common shares of the Company. Gemstone’s participation in the Offering constitutes a "related party transaction" under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions ("MI 61-101").

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

For each financing, the Company has accounted for the warrant liability in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the interim condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at March 31, 2019:

	August 9, 2018	March 31, 2019
Expected life	1,095 days	862 days
Volatility	100%	100%
Risk free interest rate	2.09%	1.59%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$355,751	$7,803
Change in derivative liability		$347,948

	November 28, 2018	March 31, 2019
Expected life	1,095 days	973 days
Volatility	100%	100%
Risk free interest rate	1.22%	1.47%
Dividend yield	0%	0%
Share price	$0.09	$0.05
Fair value	$265,105	$112,131
Change in derivative liability		$152,974

The existing warrant liability as a result of the December 2017 private placement was revalued as at March 31, 2019 and June 30, 2018 using the Binomial model and the following assumptions:

	June 30, 2018	March 31, 2019
Expected life	1,095 days	623 days
Volatility	100%	100%
Risk free interest rate	1.97%	1.66%
Dividend yield	0%	0%
Share price	$0.47	$0.05
Fair value	$355,994	$0
Change in derivative liability		$355,994

At March 31, 2019, there were 41,513,955 common shares issued and outstanding.

Warrants

As of March 31, 2019, the Company had 13,865,038 warrants outstanding, with exercise prices from C$0.10 to C$2.00, expiring from June 13, 2020 to November 28, 2021.

Stock Options

In September 2018, 437,500 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018.  These options had a 5-year life and were exercisable at CDN$0.80 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full.  The vesting of these options resulting in stock-based compensation of $43,403, which is included in operation and administration expenses on the Statement of Operations.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Stock price on date of grant	Weighted average life
2018	2.32%	0%	100%	CDN$0.23	5 years

Note 7 – Commitments and Contingencies

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

Note 8 – Related Party Transactions

During the nine months ended March 31, 2019, Julio DiGirolamo (CFO) billed $65,000 ($15,000 in the three months ended March 31, 2019), Howard Crosby (Former director and Former Executive Vice President) billed $20,000 ($NIL in the three months ended March 31, 2019) and John Ryan (Director and Interim CEO) billed $45,000 ($15,000 in the three months ended March 31, 2019) for services to the Company.  Mr. Crosby resigned his positions in November 2018.  Through November 2017, each of Messrs. Bruce Reid (Former CEO), Julio DiGirolamo (CFO), Howard Crosby (Former Executive Vice President) and John Ryan (Director and current Interim CEO) received $5,000 per month for services to the Company. Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively. Commencing September 2018, Mr. DiGirolamo agreed to a reduced fee for services.  In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017.  The payment, totaling $500,000 was accrued at December 31, 2017 and was paid in January 2018.

At March 31, 2019, $31,867 is owed to Mr. DiGirolamo, $23,000 to Mr. Crosby and $40,715 to Mr. Ryan, all amounts included in accounts payable. Mr. Bruce Reid (Former CEO) earned $29,287 for consulting services rendered and including reimbursed expenses of $4,287, which amount is included in accounts payable at March 31, 2019 (March 31, 2018 - $NIL).

At March 31, 2019, $161,130 is due to one of the Company’s directors (see Note 4). This amount is included in Accounts Payable and have no fixed repayment terms.

Note 9 – Subsequent Events

In April 2019, a company director advanced $56,000 with no defined repayment terms specified at this time.

The Company is still in discussions with the Environmental Protection Agency to amend the payment terms.

On May 17, 2019, the Company announced that it will consolidate its common shares on the basis of one (1) post-consolidation common share for each ten (10) pre-consolidation common shares. The shares are expected to begin trading on a consolidated basis on May 23, 2019.

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

The 24-month lease continues until October 31, 2019.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments.  A monthly amount of $140,000 is deferred and becomes payable if the Company exercises its purchase option, making the deferred amount payable.  The Company is accruing for these payments and includes them in accounts payable.

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

The Company believes that there are numerous targets of opportunity left in the mine from top to bottom, and particularly on a strike to the west where more recent past drilling has resulted in major discoveries such as the Quill body of mineralized material.

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

Subsequent Events

In April 2019, a company director advanced $56,000 with no defined repayment terms specified at this time.

The Company is still in discussions with the Environmental Protection Agency to amend the payment terms.

On May 17, 2019, the Company announced that it will consolidate its common shares on the basis of one (1) post-consolidation common share for each ten (10) pre-consolidation common shares. The shares are expected to begin trading on a consolidated basis on May 23, 2019.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2019 as compared to the three and nine months ended March 31, 2018. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three and nine months ended March 31, 2019 compared to the three and nine months ended March 31, 2018.

Revenue

During the three-month periods ended March 31, 2019 and 2018, the Company generated no revenue.

Operating expenses

During the three-month period ended March 31, 2019, the Company reported total operating expenses of $1,239,839 compared to $1,618,052 during the three-month period ended March 31, 2018, a decrease of $378,213 (nine months ended March 31, 2019 - $6,244,243 compared to $5,493,791 during the nine-month period ended March 31, 2018, an increase of $750,452).  The three-month decrease results primarily from a $325,048 increase in lease payments and exploration costs during this period compared to the same period in

2018. This was then offset by a reduction of $703,261 in consulting, legal, accounting and general administration costs.  The nine-month increase results primarily from a $1,964,332 increase in lease payments and exploration costs during this period compared to the same period in 2018.  This was partially offset by a reduction of $1,213,880 in consulting, legal, accounting and general administration costs. The current year’s lease payments include $2,320,000 in accrued EPA costs expensed in the statement of operations and comprehensive loss.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended March 31, 2019, some activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $1,826,405 and $5,753,188 for the three and nine months ended March 31, 2019, compared to a net loss and comprehensive loss of $1,583,056 and $4,977,252 for the three and nine months ended March 31, 2018, an increase of $243,349 and $775,936 for the three and nine-month periods, respectively.  The increase in net loss and comprehensive loss was primarily due to increased lease and EPA payments as described above.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in the fair value of the warrants and conversion features resulted from the shortened expected life due to passage of time as well as fluctuations in the volatility of the share price. The change in fair value of the warrants and the conversion features (-$1,223 and $1,524,990 for the three and nine-month periods ended March 31, 2019, respectively; $27,794 and $476,943 for the three and nine-month periods ended March 31, 2018, respectively) and accretion expense ($476,155 and $820,064 for the three and nine-month periods ended March 31, 2019, respectively; $Nil for comparative periods) are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

Current Assets and Total Assets

As of March 31, 2019, the unaudited balance sheet reflects that the Company had: i) total current assets of $220,742, compared to total current assets of $1,410,584 at June 30, 2018, a decrease of $1,189,842, or approximately 84%; and ii) total assets of $345,264, compared to total assets of $1,507,837 at June 30, 2018, a decrease of $1,162,573, or approximately 77%. The decreases generally resulted from the collection of HST receivables that had been accumulating and the inability to secure any significant additional needed financings to continue operations and operating cash outflow of $1,831,654

Total Current Liabilities and Total Liabilities

As of March 31, 2019, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $5,618,921 and $5,744,427, respectively, compared to total current liabilities and total liabilities of $1,041,248 and $1,724,151, respectively, at June 30, 2018.

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

Cash Flow – for the interim periods ended March 31, 2019 and 2018

During the nine months ended March 31, 2019 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net decrease in cash of $474,467 during the nine months ended March 31, 2019 compared to a net increase in cash of $1,467,700 during the nine months ended March 31, 2018. The following provides additional discussion and analysis of cash flow.

For the nine months ended March 31,	2019 $	2018 $

Net cash used in operating activities	(1,831,654)	(5,621,089)
Net cash used in investing activities	3,444	(95,252)
Net cash provided by financing activities	1,353,743	7,184,041

Net Change in Cash	(474,467)	1,467,700

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  May 20, 2019

By: /s/    Julio DiGirolamo

Julio DiGirolamo, Chief Financial Officer

Date:  May 20, 2019