Form 10-K
period 2019-06-30
Bunker Hill Mining Corp.
filed 2019-10-18
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

BUNKER HILL MINING CORP.

(FORMERLY LIBERTY SILVER CORP.)

(Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

401 Bay Street, Suite 2702 Toronto, Ontario, Canada	M5H 2Y4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 416-477-7771

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [  ] Yes [X] No

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter CDN$6,869,022.

As of September 30, 2019, the Issuer had 69,817,196 shares of common stock issued and outstanding.

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

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining. The default arose as a result of missed lease and operating cost payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated. On November 13, 2018, the Company announced that it was successful in renewing the lease.

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

The Company has an option to purchase the Bunker Hill Mine assets (“the Bunker Assets”) at any time before the end of the lease and any extension for a purchase price of $25 million with purchase payments to be made over a ten-year period. Under terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the Lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60 million.

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

The Bunker Hill Mine was the largest producing mine in the Coeur d’Alene zinc, lead and silver mining district in northern Idaho. Historically, the mine produced over 35M tonnes of ore grading on average 8.76% lead, 3.67% zinc, and 155 g/t silver (Bunker Hill Mines Annual Report 1980).

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

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

●	Reclamation and Closure Plan
●	Water Discharge Permit
●	Air Quality Operating Permit
●	Industrial Artificial (tailings) pond permit
●	Obtaining Water Rights for Operations

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

Employees

The Company is currently managed by John Ryan, President and CEO and Wayne Parsons, Chief Financial Officer.

Reports to Security Holders

The Company files reports with the SEC under section 15d of the Securities Exchange Act of 1934. The reports will be filed electronically. All copies of any materials filed with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports that are filed electronically. The address for the SEC Internet site is http://www.sec.gov.

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

In 1887 Simeon G. Reed purchased the claims and mill and incorporated the Bunker Hill and Sullivan Mining and Concentrating Company.

As the tonnage of ore in the mine increased, it became apparent that a mill of larger capacity was needed, and in 1891 a new mill of 400-ton capacity was built in the main valley below the confluence of Milo Creek with the South Fork of the Coeur d’Alene River. To transport ore to this mill, an aerial tramway with a horizontal length of 10,000 feet was constructed from Milo Gulch. This tramway served to transport all mine ore until the two-mile long Kellogg Tunnel was completed in 1902.

Two men stand out in the early history of the company. They are Frederick W. Bradley and Stanly A. Easton. Bradley first became associated with the company as a young engineer in 1890. In 1893 he was named general manager of the operation, and in 1897 he became the company’s fourth president, a position he held until his death in 1933. He brought to Kellogg another young California engineer, Stanly Easton, who became general manager in 1903 and succeeded Bradley as President. Under the guidance of these two men the Bunker Hill Company grew from a small mining and concentrating venture to a large, integrated mining and smelting operation with a national presence.

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

Ultimately the costs of environmental compliance and the deep recession of 1981 with resulting declines in metal prices led to Gulf Resources’ decision in August 1981 to close its Bunker Hill operations and put the company up for sale. In 1982 the company was sold to the Bunker Limited Partnership (“BLP”) whose principal owners were Harry Magnuson, Duane Hagadone, Jack Kendrick and Simplot Development Company (the Simplot company dropped out of the partnership in 1987). Although the new company ultimately reopened the mine, the lead and zinc smelting and refining operations remained closed.

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

Index of Geologic and Mining Terms

TERM	DEFINITION
Adularia	A variety of transparent or translucent orthoclase.
Air-fall tuffs	Ash exploded out of a volcano, which falls through the air and settles in beds, called tuffs when consolidated.
Alluvium	Loose, unconsolidated (not cemented together into a solid rock) soil or sediments
Aphanitic	Igneous rock in which the grain or crystalline structure is too fine to be seen by the unaided eye
Argillite	A fine-grained sedimentary rock composed predominantly of indurated muds and oozes.
Argillization	The replacement or alteration of feldspars to form clay minerals.
Arsenopyrite	The most prevalent mineral containing the element arsenic.
Breccia	A rock composed of broken fragments of minerals or rock cemented together by a fine-grained matrix, which can be either similar to or different from the composition of the fragments.
Cenozoic	The current and most recent geological era and covers the period from 65.5 million years ago to the present
Chalcopyrite	A major ore mineral containing copper, iron, and sulfur.
Cretaceous	A geologic period from 145 to 65 million years ago.
Deltaic	Pertaining to, or like a delta.
Dikes	A type of sheet intrusion referring to any geologic body that cuts discordantly across rock structures.
Domes	A roughly circular mound-shaped protrusion resulting from the slow extrusion of viscous lava from a volcano.
Epiclastic	Formed at the surface of the earth by consolidation of fragments of preexisting rocks.
Freibergite	A complex sulfosalt mineral of silver, copper, iron, antimony, arsenic, and sulfur.
Galena	The natural mineral form of lead sulfide.
Grandiorite	A visibly crystalline plutonic rock composed chiefly of sodic plagioclase, alkali feldspar, quartz, and subordinate dark-colored minerals.
Hydrothermal	Relating to or produced by hot water, especially water heated underground by the Earth’s internal heat.
Jurassic	The geologic period that extends from about 200 to 145 million years ago.
Lacustrine	Of or relating to lakes.
Metal Sulfides	A group of minerals containing both metals and sulfur.
Mesozoic	A geologic era that extends from 251 to 65 million years ago
Mineral	A mineral is a naturally occurring solid chemical substance having characteristic chemical composition, highly ordered atomic structure, and specific
Mineralization	The act or process of mineralizing.
Miocene	A geological epoch that extends from about 23.8 to 5.3 million years ago.
Nevadan Orogeny	A major mountain building event that took place along the western edge of ancient North America between the mid to late Jurassic.
Ore	Mineralized material that can be mined and processed at a positive cash flow.
Orthoclase	A variety of feldspar, essentially potassium aluminum silicate, which forms igneous rock.
Oxidized	A process whereby the sulfur in a mineral has been removed and replaced by oxygen.
Phyllite,	A type of foliated metamorphic rock primarily composed of quartz, muscovite mica, and chlorite
Pliocene	The geologic epoch that extends from about 5.3 million to 1.8 million years ago.
Porphyry	A variety of igneous rock consisting of large-grained crystals suspended in a fine grained matrix
Pyrargyrite	A sulfosalt mineral consisting of silver, arsenic, and sulfur.
Pyrite	A very common sulfide mineral consisting of iron and sulfur found in a wide variety of geological occurrences. Commonly known as “Fools Gold”
Pyrrhotite	An unusual iron sulfide mineral with a variable iron content.
Quartzite	A hard metamorphic rock which was originally sandstone
Rhyolite	A fine-grained volcanic rock, similar to granite in composition
Sercitization	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by white, fine-grained potassium mica.
Silicification	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by silica.
Sills	A tabular sheet intrusion that has intruded between older layers of sedimentary rock, beds of volcanic lava or tuff.
Sphalerite	A mineral containing zinc and sulfur.
Stannite	A mineral containing copper, iron, tin, and sulfur.
Sulfides	Sulfide minerals are a class of minerals containing sulfur with sulfide (S2−) as the major anion.
Tetrahedrite	A sulfosalt mineral containing copper, antimony, and sulfur.
Triassic	A geologic period that extends from about 251 to 200 million years ago.
Volcanic	A rock formed from magma erupted from a volcano.
Volcaniclastic	Volcanic material which been transported and reworked through mechanical action, such as by wind or water.
Welded tuffs	Rock composed of compacted volcanic ejected materials.

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

Until August 5, 2014, the Company’s common stock was quoted on the Toronto Stock Exchange under the Symbol “LSL” and on occasion traded by appointment on the Grey Market under the Symbol “LBSV”. Prior to October 15, 2012, the Company’s shares were traded on the OTC Bulletin Board (“OTCBB”).

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

	CANADIAN SECURITIES EXCHANGE (2)		OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$	HIGH BID US$		LOW BID US$
April 1, 2019 through June 30, 2019	$0.30	$0.03	$	N/A	$	N/A
January 1, 2019 through March 31, 2019	$0.20	$0.05	$	N/A	$	N/A
October 1, 2018 through December 31, 2018	$0.29	$0.04	$	N/A	$	N/A
July 1, 2018 through September 30, 2018	$0.77	$0.20	$	N/A	$	N/A
July 1, 2017 through June 30, 2018	$3.15	$0.47	$	N/A	$	N/A
May 19, 2017 through June 30, 2017	$3.00	$1.70	$	N/A	$	N/A
	TSX (1)
April 1, 2014 through June 30, 2014	$0.10	$0.02	$	N/A	$	N/A
January 1, 2014 through March 31, 2014	$0.04	$0.03	$	N/A	$	N/A
October 1, 2013 through December 31, 2013	$0.06	$0.03	$	N/A	$	N/A
July 1, 2013 through September 30, 2013	$0.12	$0.03	$	N/A	$	N/A
April 1, 2013 through June 30, 2013	$0.36	$0.11		$0.36		$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18		$0.70		$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39		$1.55		$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60		$1.54		$0.60

(1) Common stock traded on the TSX on December 22, 2011 until July 2, 2014.

(2) Common stock commenced trading on the CSE on May 19, 2017.

On May 17, 2019, the Company consolidated its common shares on the basis of one (1) post-consolidation common share for each ten (10) pre-consolidation common shares. The shares began trading on a consolidated basis on May 23, 2019.

As of September 30, 2019, there were 69,817,196 shares of common stock issued and outstanding. There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

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

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2019, as compared to the fiscal year ended June 30, 2018. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2019 and June 30, 2018

Revenue

During the fiscal years ended June 30, 2019 and June 30, 2018, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2019, the Company reported total operating expenses of $7,409,431 as compared to $9,101,702 during the fiscal year ended June 30, 2018; a decrease of $1,692,271 or approximately 19%.

The decrease in total operating expenses is primarily due to a decrease in operation and administration expense by $1,530,520 ($1,189,226 in 2019 compared to $2,719,746 in 2018), commensurate with decreased corporate activities this year compared to last year. The same is true for decreases in consulting (decreased by $529,863, $266,998 in 2019 compared to $796,861 in 2018) and legal and accounting costs (decreased by $249,393, $240,969 in 2019 compared to $490,362 in 2018).

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $7,737,825 for the fiscal year ended June 30, 2019, as compared to a net loss and comprehensive loss of $5,169,874 for the fiscal year ended June 30, 2018; an increase of $2,567,951 or approximately 50%. The increase in net loss and comprehensive loss was due to a decrease in change in derivative liabilities, increase in accretion expense, interest expense and loss on loan extinguishment, offset by net decrease in total operating expenses as outlined above.

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

In December 2017, the Company closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 812,432 units (the “Units”) at a price of CDN$12.50 per Unit. Each Unit was comprised of one common share of the Company (a “Common Share”) and one half of one transferable common share purchase warrant (a “Warrant”), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$20.00.

On June 13, 2018, the Company entered into a loan and warrant agreement with Hummingbird Resources PLC (“Hummingbird”), an arm’s length investor, for an unsecured convertible loan in the aggregate sum of $1,500,000, bearing interest at 10% per annum, maturing in one year. Contemporaneously, the Company agreed to issue 229,464 share purchase warrants, entitling the lender to acquire 229,464 common shares of the Company, at a price of C$8.50 per share, for two years. Under the terms of the loan agreement, the lender may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of the Company at a price per share equal to C$8.50. In the event that a notice of conversion would result in the lender holding 10% or more of the Company’s issued and outstanding shares, then, in the alternative, and under certain circumstances, the Company would be required to pay cash to the lender in an amount equal C$8.50 multiplied by the number of shares intended to be issued upon conversion. Further, in the event that the lender holds more than 5% of the issued and outstanding shares of the Company subsequent to the exercise of any of its convertible securities held under this placement, it shall have the right to appoint one director to the board of the Company. Lastly, among other things, the loan agreement further provides that for as long as any amount is outstanding under the convertible loan, the investor retains a right of first refusal on any Company financing or joint venture/strategic partnership/disposal of assets.

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million from its original $1.5 million loan, net of $45,824 of debt issue costs, of which $25,750 was incurred in the current period. Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$8.50; (ii) 229,464 common shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$4.50; and (iv) 116,714 common shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

In August 2018, the Company closed a private placement, issuing 160,408 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$4.50 per Unit, for gross proceeds of C$721,834 ($549,333) and incurring financing costs of $25,750. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of C$4.50 for a period of three years. Prior to the issuance of the Units, Gemstone held 400,000 common shares of the Company and 200,000 warrants (“Prior Warrants”) exercisable at a price of C$20.00 per share. Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 160,408 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 560,408 common shares of the Company. Assuming exercise of the Unit Warrants, Gemstone would hold 720,816 of the outstanding common shares of the Company. Gemstone’s participation in the Offering constitutes a “related party transaction” under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”).

Given the urgent need to secure financing to meet the new lease obligations, Bunker’s Board approved an equity private placement of Units to be sold at C$0.75 per Unit with each Unit consisting of one common share and one common share purchase warrant. On November 28, 2018, the Company closed on a total of 645,866 Units for gross proceeds of C$484,400 ($365,341) and incurring financing costs of $10,062, with each purchase warrant exercisable into a Common Share at C$1.00 per Common Share for a period of thirty-six months.

In March 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020.

On June 27, 2019, the Company closed the first tranche (“First Tranche”) of a non-brokered private placement, issuing 11,660,000 units (“June 2019 Unit”) at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640. Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant (“June 2019 Warrant”). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC (“Hummingbird”) has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility.

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

Current Assets and Total Assets

As of June 30, 2019, the Company’s balance sheet reflects that the Company had: i) total current assets of $106,100, compared to total current assets of $1,410,584 at June 30, 2018 - a decrease of $1,304,484 or approximately 92%; and ii) total assets of $227,090, compared to total assets of $1,507,837 at June 30, 2018 – a decrease of $1,280,747 or approximately 85%. The decrease in current assets was due to the decrease in cash year-over-year, resulting from the Company’s net loss during the year.

Total Current Liabilities and Liabilities

As of June 30, 2019, the Company’s balance sheet reflects that the Company had total current liabilities of $7,069,564 and total liabilities of $7,186,373, compared to total current liabilities of $1,041,248 and total liabilities of $1,724,151 at June 30, 2018. These increases are reflective of increased Placer Mining accruals and convertible debt in the company year-over-year.

Cash Flow

During the fiscal year ended June 30, 2019 cash was primarily used to fund activities at the Bunker Hill Mine operations. The Company reported a net decrease in cash during the fiscal years ended June 30, 2019 as a result of operating activities offset by cash provided by financing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN UNITED STATES DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period then ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an accumulated deficit, recurring net losses and does not have sufficient working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, ON

October 16, 2019

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Consolidated Balance Sheets

(Expressed in United States Dollars)

	As at June 30, 2019	As at June 30, 2018
ASSETS

Current assets
Cash and cash equivalents	$28,064	$502,660
Accounts receivable	42,864	229,046
Deposit	-	90,248
Prepaid expenses	35,172	588,630
Total current assets	106,100	1,410,584

Non-current assets
Equipment (note 5)	52,050	97,252
Long term deposit	68,939	-
Mining interests (note 6)	1	1
Total assets	$227,090	$1,507,837

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 11)	$2,170,398	$225,184
Accrued liabilities (notes 6 and 9)	2,896,025	504,186
Other liabilities	57,307	57,417
Interest payable	201,507	3,288
Convertible loan payable (note 7)	1,744,327	70,820
Derivative liability - conversion feature (note 7)	-	180,353
Total current liabilities	7,069,564	1,041,248

Non-current liabilities
Derivative warrant liability (note 8)	116,809	682,903
Total liabilities	7,186,373	1,724,151

Shareholders’ Deficiency
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 8)	-	-
Common shares, $0.01 par value, 30,000,000 common shares authorized; 15,811,396 and 3,301,372 common shares issued and outstanding, respectively (note 8)	158,114	33,013
Additional paid-in-capital (note 8)	24,126,667	23,364,249
Shares to be issued (note 12)	107,337	-
Deficit accumulated during the exploration stage	(31,351,401)	(23,613,576)
Total shareholders’ deficiency	(6,959,283)	(216,314)
Total shareholders’ deficiency and liabilities	$227,090	$1,507,837

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

	Year Ended June 30, 2019	Year Ended June 30, 2018
Operating expenses
Operation and administration	$1,189,226	$2,719,746
Exploration	5,712,238	5,094,733
Legal and accounting	240,969	490,362
Consulting	266,998	796,861
Loss from operations	(7,409,431)	(9,101,702)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 8)	1,892,488	3,808,384
Accretion expense (note 7)	(734,589)	(9,373)
(Loss) gain on foreign exchange	(15,261)	136,104
Interest expense (note 7)	(256,029)	(3,287)
Loss on sale of equipment	(10,930)	-
Loss on loan extinguishment (note 7)	(1,204,073)	-
Loss before income tax	(7,737,825)	(5,169,874)
Provision for income taxes	-	-
Net loss and comprehensive loss for the year	$(7,737,825)	$(5,169,874)

Net loss per common share - basic and fully diluted	$(1.96)	$(2.40)

Weighted average number of common shares - basic and fully diluted	3,951,072	2,157,204

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year Ended June 30, 2019	Year Ended June 30, 2018
Operating activities
Net loss for the year	$(7,737,825)	$(5,169,874)
Adjustments to reconcile net loss to net cash used in operating activities::
Stock-based compensation	43,403	310,383
Depreciation expense	9,897	7,015
Write-down of mining interest	-	300,000
Change in fair value of warrant liability	(1,892,488)	(3,808,384)
Accretion expense	734,589	9,373
Loss on sale of equipment	10,930	-
Loss on loan extinguishment	1,204,073	-
Changes in operating assets and liabilities:
Accounts receivable	186,182	(223,572)
Deposit	90,248	(21,666)
Prepaid expenses	553,458	(456,079)
Long term deposit	(68,939)	22,056
Accounts payable	1,966,144	(56,815)
Accrued liabilities	2,421,011	347,778
Other liabilities	(110)	57,417
Interest payable	198,219	3,288
Net cash used in operating activities	(2,281,208)	(8,679,080)

Investing activities
Purchase of machinery and equipment	(6,555)	(95,252)
Proceeds on disposal of equipment	10,000	-
Net cash provided by (used in) investing activities	3,445	(95,252)

Financing activities
Proceeds from convertible loan payable	500,000	1,500,000
Proceeds from issuance of common stock, net	1,195,830	7,183,477
Proceeds from stock options exercised	-	-
Shares to be issued	107,337	-
Net cash provided by financing activities	1,803,167	8,683,477

Net change in cash and cash equivalents	(474,596)	(90,855)
Cash and cash equivalents, beginning of year	502,660	593,515
Cash and cash equivalents, end of year	$28,064	$502,660

Supplemental disclosures

Non-cash activities:
Common stock issued to settle convertible loan payable	100,000	-
Disposal of equipment used to settle accounts payable	20,930	-
Stock options exercised used to settle accrued liabilities	268,930	-

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Consolidated Statements of Changes in Equity

(Expressed in United States Dollars)

	Common stock		Additional paid-in-	Shares to be	Deficit accumulated during the exploration
	Shares	Amount	capital	issued	stage	Total
Balance, June 30, 2017	2,488,940	$24,889	$19,131,675	$-	$(18,443,702)	$712,862
Stock-based compensation	-	-	310,383	-	-	310,383
Issue costs: warrants	-	-	(3,253,162)	-	-	(3,253,162)
Issue costs	-	-	(753,497)	-	-	(753,497)
Shares issued at $9.77 per share (i)	812,432	8,124	7,928,850	-	-	7,936,974
Net loss for the year	-	-	-	-	(5,169,874)	(5,169,874)
Balance, June 30, 2018	3,301,372	$33,013	$23,364,249	$-	$(23,613,576)	$(216,314)
Stock-based compensation	-	-	43,403	-	-	43,403
Shares issued at $7.80 per share (ii)	160,408	1,604	547,729	-	-	549,333
Shares issued at $0.57 per share (iii)	645,866	6,459	358,882	-	-	365,341
Shares issued at $0.04 per share (iv)	11,660,000	116,600	320,008	-	-	436,608
Stock options exercised	43,750	438	268,492	-	-	268,930
Issue costs	-	-	(55,452)	-	-	(55,452)
Warrant valuation	-	-	(720,644)	-	-	(720,644)
Shares to be issued (note 12)	-	-	-	107,337	-	107,337
Net loss for the year	-	-	-	-	(7,737,825)	(7,737,825)
Balance, June 30, 2019	15,811,396	$158,114	$24,126,667	$107,337	$(31,351,401)	$(6,959,283)

(i) Shares issued from proceeds at $12.50 CAD, converted to US at $9.77 (note 8)

(ii) Shares issued from proceeds at $4.50 CAD, converted to US at $3.42 (note 8)

(iii) Shares issued from proceeds at $0.75 CAD, converted to US at $0.57 (note 8)

(iv) Shares issued from proceeds at $0.05 CAD, converted to US at $0.04 (note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

1. Nature and continuance of operations and going concern

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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,351,401 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the year ended June 30, 2019 were approved and authorized for issue by the Board of Directors of the Company on October 4, 2019.

2. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The consolidated financial statements are expressed in U.S. dollars, the functional currency. The Company’s fiscal year end is June 30.

3. Significant accounting policies

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

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

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 years. The cost of repairs and maintenance is charged to expense as incurred. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or gain (expense or loss).

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

Fair value of financial instruments

The Company adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, interest payable, convertible loan payable, and derivative liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest.

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

Income taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes (“FASB ASC 740”), on a tax jurisdictional basis. The Company files income tax returns in the United States.

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

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

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable. As of June 30, 2019, 287,100 stock options and 13,046,484 warrants were considered in the calculation but not included, as they were anti-dilutive (June 30, 2018 - 287,100 stock options and 663,496 warrants).

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

Convertible loans and warrants

Estimating the fair value of warrants and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 7 and 8.

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

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

4. New and recently adopted technical and accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified on our Consolidated Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for the fiscal year commencing after December 15, 2017. The adoption of ASU No. 2015-17 did not have a material effect on the financial position or the results of operations.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

4. New and recently adopted technical and accounting pronouncements (continued)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. This ASU provides eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the fiscal year commencing after December 15, 2017. The adoption of ASU 2016-15 did not have on the consolidated statements of cash flows.

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

5. Equipment

Equipment consists of the following:

	June 30,	June 30,
	2019	2018
Leasehold improvements	$59,947	53,392
Equipment	9,050	50,910
	68,997	104,302
Less accumulated depreciation	(16,947)	(7,050)
Equipment, net	$52,050	$97,252

6. Mining interests

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

6. Mining interests (continued)

Bunker Hill Mine Complex (continued)

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

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) added to the purchase price of the mine should the Company choose to exercise its option. As at June 30, 2019, the Company has accrued for $1,373,000 of the deferred payments and is included in accounts payable.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20 million. The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024. In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility. The November 1, 2018, December 1, 2018 and June 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments. The Company has included all unpaid EPA costs in accrued liabilities.

Trinity Project

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement. Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement.

7. Convertible loan payable

On June 13, 2018, the Company entered into a loan and warrant agreement with Hummingbird Resources PLC (“Hummingbird”), an arm’s length investor, for an unsecured convertible loan in the aggregate sum of $1,500,000, bearing interest at 10% per annum, maturing in one year. Contemporaneously, the Company agreed to issue 229,464 share purchase warrants, entitling the lender to acquire 229,464 common shares of the Company, at a price of C$8.50 per share, for two years. Under the terms of the loan agreement, the lender may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of the Company at a price per share equal to C$8.50. In the event that a notice of conversion would result in the lender holding 10% or more of the Company’s issued and outstanding shares, then, in the alternative, and under certain circumstances, the Company would be required to pay cash to the lender in an amount equal C$8.50 multiplied by the number of shares intended to be issued upon conversion. Further, in the event that the lender holds more than 5% of the issued and outstanding shares of the Company subsequent to the exercise of any of its convertible securities held under this placement, it shall have the right to appoint one director to the board of the Company. Lastly, among other things, the loan agreement further provides that for as long as any amount is outstanding under the convertible loan, the investor retains a right of first refusal on any Company financing or joint venture/strategic partnership/disposal of assets.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

7. Convertible loan payable (continued)

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million from its original $1.5 million loan, net of $45,824 of debt issue costs, of which $25,750 was incurred in the current period. Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$8.50; (ii) 229,464 common shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$4.50; and (iv) 116,714 common shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

In March 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020. This was accounted for as a loan extinguishment which resulted in the recording of a net loss on loan extinguishment of $1,195,880.

In June 2019, the Company repaid $100,000 of the Additional Amount, which resulted in the recording of a net loss on loan extinguishment of $8,193.

The Company has accounted for the conversion features and warrants in accordance with ASC Topic 815. The conversion features and warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of the conversion features and warrants was determined on the date of issuance and marks to market at each financial reporting period.

At June 30, 2019, the fair value of the conversion features was estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2018	June 30, 2019
Expected life	345 days	365 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.75%
Dividend yield	0%	0%
Share price	$6.46	$0.05
Fair value	$180,353	$0
Change in derivative liability		$180,353

Additional Amount	August 9, 2018	June 30, 2019
Expected life	365 days	365 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.75%
Dividend yield	0%	0%
Share price	$4.70	$0.05
Fair value	$205,444	$0
Change in derivative liability		$205,444

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

7. Convertible loan payable (continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2018	June 30, 2019
Expected life	714 days	349 days
Volatility	100%	100%
Risk free interest rate	2.04%	1.95%
Dividend yield	0%	0%
Share price	$6.46	$0.05
Fair value	$326,909	$0
Change in derivative liability		$326,909

Additional Amount	August 9, 2018	June 30, 2019
Expected life	730 days	405 days
Volatility	100%	100%
Risk free interest rate	2.11%	1.84%
Dividend yield	0%	0%
Share price	$4.70	$0.05
Fair value	$221,256	$0
Change in derivative liability		$221,256

The residual value of the Principal Amount was deemed to be $61,448, net of $20,074 of expenses, and the residual value of the Additional Amount was deemed to be $34,850, net of $38,449 of expenses. The residual value of the loan after the loan extension was deemed to be $1,800,000, net of $200,000 of expenses.

Accretion expense for the year ended June 30, 2019 were $734,589 (year ended June 30, 2018 - $9,373) based on effective interest rates of 32% for the Principal Amount, 26% for the Additional Amount, and 17% after the loan extension.

Interest expense for the year ended June 30, 2019 were $198,219 (year ended June 30, 2018 - $3,287).

Amount
Balance, June 30, 2017	$-
Proceeds on issuance	1,500,000
Debt issue costs	(20,074)
Conversion feature valuation	(605,118)
Warrant valuation	(813,361)
Accretion expense	9,373

Balance, June 30, 2018	$70,820
Proceeds on issuance	500,000
Debt issue costs	(238,455)
Conversion feature valuation	(205,444)
Warrant valuation	(221,256)
Accretion expense	734,589
Loss on loan extinguishment	1,204,073
Partial extinguishment	(100,000)
Balance, June 30, 2018	$1,744,327

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

●	30,000,000 common shares with a par value of $0.01 per common share; and

●	10,000,000 preferred shares with a par value of $0.001 per preferred share

On May 23, 2019, the Company affected a consolidation of its issued and outstanding share capital on the basis of one (1) post-consolidation share for each ten (10) pre-consolidation common shares, which has been retrospectively applied in these financial statements.

Issued and outstanding

In December 2017, the Company closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 812,432 units (the “Units”) at a price of CDN$12.50 per Unit. Each Unit was comprised of one common share of the Company (a “Common Share”) and one half of one transferable common share purchase warrant (a “Warrant”), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$20.00.

In August 2018, the Company closed a private placement, issuing 160,408 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$4.50 per Unit, for gross proceeds of C$721,834 ($549,333) and incurring financing costs of $25,750. Each Unit entitles Gemstone to acquire one common share (“Unit Share”) and one common share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one common share of the Company at a price of C$4.50 for a period of three years. Prior to the issuance of the Units, Gemstone held 400,000 common shares of the Company and 200,000 warrants (“Prior Warrants”) exercisable at a price of C$20.00 per share. Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 160,408 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 560,408 common shares of the Company. Assuming exercise of the Unit Warrants, Gemstone would hold 720,816 of the outstanding common shares of the Company. Gemstone’s participation in the Offering constitutes a “related party transaction” under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”).

Given the urgent need to secure financing to meet the new lease obligations, Bunker’s Board approved an equity private placement of Units to be sold at C$0.75 per Unit with each Unit consisting of one common share and one common share purchase warrant. On November 28, 2018, the Company closed on a total of 645,866 Units for gross proceeds of C$484,400 ($365,341) and incurring financing costs of $10,062, with each purchase warrant exercisable into a Common Share at C$1.00 per Common Share for a period of thirty-six months.

On June 27, 2019, the Company closed the first tranche (“First Tranche”) of a non-brokered private placement, issuing 11,660,000 units (“June 2019 Unit”) at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640. Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant (“June 2019 Warrant”). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC (“Hummingbird”) has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 7).

For each financing, the Company has accounted for the warrant liability in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The fair value of the warrant liabilities related to the various tranches of warrants issued during the year were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at June 30, 2019:

	August 9, 2018	June 30, 2019
Expected life	1,095 days	771 days
Volatility	100%	100%
Risk free interest rate	2.09%	1.59%
Dividend yield	0%	0%
Share price	$4.70	$0.05
Fair value	$355,751	$0
Change in derivative liability		$355,751

	November 28, 2018	June 30, 2019
Expected life	1,095 days	882 days
Volatility	100%	100%
Risk free interest rate	1.22%	1.47%
Dividend yield	0%	0%
Share price	$0.90	$0.05
Fair value	$265,105	$1,875
Change in derivative liability		$263,250

	June 27, 2019	June 30, 2019
Expected life	730 days	727 days
Volatility	100%	100%
Risk free interest rate	1.80%	1.47%
Dividend yield	0%	0%
Share price	$0.05	$0.05
Fair value	$99,788	$114,934
Change in derivative liability		$(15,146)

The warrant liability as a result of the December 2017 private placement was revalued as at June 30, 2019 and June 30, 2018 using the Binomial model and the following assumptions:

	June 30, 2018	June 30, 2019
Expected life	1,095 days	532 days
Volatility	100%	100%
Risk free interest rate	1.97%	1.66%
Dividend yield	0%	0%
Share price	$4.70	$0.05
Fair value	$355,994	$0
Change in derivative liability		$355,994

At June 30, 2019, there were 15,811,396 common shares issued and outstanding.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)
Balance, June 30, 2017	-	$-
Issued	663,496	16.02
Balance, June 30, 2018	663,496	$16.02
Issued	12,582,988	0.38
Cancelled	(200,000)	20.00
Balance, June 30, 2019	13,046,484	$0.88

As of June 30, 2019, the Company had 13,046,484 warrants outstanding, with exercise prices from C$0.25 to C$20.00, expiring from June 13, 2020 to November 28, 2021.

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable
December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
June 13, 2020	8.50	229,464	229,464
August 9, 2021	4.50	116,714	116,714
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
		13,046,484	13,046,484

Stock options

The following table summarizes the stock option activity during the periods ended June 30, 2019 and 2018:

	Number of stock options	Weighted average exercise price
Balance, June 30, 2017	229,100	$7.60
Granted (i)(ii)	58,000	7.50
Balance, June 30, 2018	287,100	$7.50
Granted (iii)	43,750	8.00
Exercised	(43,750)	8.00
Balance, June 30, 2019	287,100	$7.50

(i) On December 6, 2017, 10,000 options were granted to a consultant with a five-year life and an exercise price of C$16.50. These options vested immediately and, using the Black-Scholes option pricing method, had a value of $103,815, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On June 19, 2018, the Company granted incentive stock options to purchase up to an aggregate of 48,000 common shares, exercisable for 5 years at a strike price of C$8.50. These options vested immediately and, using the Black-Scholes option pricing method, had a value of $206,489, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8. Capital stock, warrants and stock options (continued)

Stock options (continued)

(iii) On September 27, 2018, 43,750 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018. These options had a 5-year life and were exercisable at C$8.00 per share. On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full. The vesting of these options resulting in stock-based compensation of $43,893, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
2017	2.30%	0%	100%	C$13.70	5 years
2018	2.77%	0%	100%	C$7.70	5 years
2019	2.32%	0%	100%	C$2.30	5 years

The following table reflects the actual stock options issued and outstanding as of June 30, 2019:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)
1.875	0.64	5,600	5,600
7.60	2.84	223,500	223,500
12.80	3.46	10,000	10,000
6.40	3.97	48,000	48,000
		287,100	287,100

9. Commitments and contingencies

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4. The 5-year lease provides for a monthly gross rent of C$29,005 for the first two years, increasing to CDN$29,545 per month for years three through five. The Company has signed sub-leases with other companies that cover approximately 70% of the monthly lease amount.

In November 2018, the Company and Placer Mining agreed to amend the terms of the Agreement such that commencing November 2018, Bunker will make monthly payments of $60,000, where previously monthly payments of $200,000 were being made. The $140,000 difference will accumulate to $1,680,000 over 12 months and will become due if Bunker exercises its option to purchase the mine.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery. Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024. In addition to these payments, the Company agreed to reimburse the EPA for water treatment costs totaling $80,000 per month and paid every six months on December 1 and June 1. The $2 million required for November 1, 2018 and December 1, 2018 payments were not made, and the Company is having discussions with the EPA to amend and defer payments. The $2 million and $480,000 semi-annual payment are being accrued as payable pending completion of discussions with the EPA, where Management hopes to have more clarity on payments. As at June 30, 2019, $2,560,000 payable to the EPA has been included in accrued liabilities.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

10. Income taxes

As at June 30, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 26.9% (2018 - 26.9%) to pretax loss from operations for the years ended June 30, 2019 and 2018 due to the following:

	Year Ended June 30, 2019	Year Ended June 30, 2018

Loss before income taxes	$7,737,825	$5,169,874
Expected income tax recovery	(2,077,300)	(1,700,888)
Tax rate changes and other adjustments	-	1,653,380
True-up	-	(197,110)
Other permanent difference	563,070	115,400
Change in valuation allowance	1,514,230	129,218
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Deferred tax asset:
Net operating loss carry forward	$4,285,120	$4,391,740
Other deferred tax assets	3,109,900	1,587,680
Valuation allowance	(7,493,500)	(5,979,420)
Unrealized foreign exchange loss	8,870	-
Equipment	1,020	-
Total	$-	$-

	Year Ended June 30, 2019	Year Ended June 30, 2018
Deferred tax asset:
Non-capital losses carried forward	$1,530,460	$1,022,400
Deferred tax liabilities:
Convertible debt	(1,530,460)	(1,022,400)
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2019, and 2018, the Company has an unused net operating loss carry-forward balance of $20,842,829 and $19,440,420, respectively, that is available to offset future taxable income. The US non-capital loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated after 2018 do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

11. Related party transactions

During the year ended June 30, 2019, Julio DiGirolamo (Former CFO) billed $70,000, Howard Crosby (Former director and Former Executive Vice President) billed $20,000, and John Ryan (Director and Interim CEO) billed $50,000 for services to the Company. Mr. Julio DiGirolamo resigned his position in May 2019 and Mr. Crosby resigned his positions in November 2018. Through November 2017, each of Messrs. Bruce Reid (Former CEO), Julio DiGirolamo (Former CFO), Howard Crosby (Former Executive Vice President) and John Ryan (Director and current Interim CEO) received $5,000 per month for services to the Company. Commencing December 1, 2017, commensurate with the increased activities in the Company, Messrs. Reid and DiGirolamo’s pay increased to $20,000 and $15,000 per month, respectively. Commencing September 2018, Mr. DiGirolamo agreed to a reduced fee for services. In early December 2017, the Board approved and ratified compensation to Mr. Reid for unaccrued and unpaid salary and bonus, including for risk-capital sums advanced by Mr. Reid to the Company in order that the Company could complete many of its obligations and initiatives during 2017. The payment, totaling $500,000 was accrued at December 31, 2017 and was paid in January 2018. The Company also incurred $200,000 of debt issue costs to Wayne Parsons (CFO) for extension of the Hummingbird loan, which was settled by shares subsequent to year end.

At June 30, 2019, $37,547 is owed to Mr. DiGirolamo, $23,032 to Mr. Crosby, $49,399 to Mr. Ryan, and $200,000 to Mr. Parsons, all amounts included in accounts payable and accrued liabilities. Mr. Bruce Reid (Former CEO) earned $29,287 for consulting services rendered and including reimbursed expenses of $4,287, which amount is included in accounts payable at June 30, 2019.

12. Subsequent events

On August 1, 2019, the Company closed the second and final tranche (“Tranche Two”) of the non-brokered private placement, issuing 23,005,800 units (“Units”) at $0.05 per Unit for gross proceeds of C$1,150,290. Each Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$2.50 per common share for a period of two years. Cash proceeds of $107,337 related to Tranche Two was received prior to June 30, 2019 and was included in shares to be issued.

On August 23, 2019, the Company closed the first tranche (the “First Tranche”) of the non-brokered private placement, issuing 30,000,000 common shares of the Company at C$0.05 per share for gross proceeds of C$1,500,000.

On August 30, 2019, the Company closed the second and final tranche (the “Second Tranche”) of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per share for gross proceeds of C$50,000.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, the Company’s internal control over financial reporting were effective at the reasonable assurance level.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

There was no change in the Company’s internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of June 30, 2019. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
Dickson Hall	67	Director	January 5, 2018
John Ryan	56	Director and CEO	October 6, 2016
Wayne Parsons	50	Director and CFO	May 22, 2019
Jian Liu		Director	November 9, 2018
Hugh Aird		Director	July 19, 2019

Biographical Information

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

Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

John Ryan is a Director and Interim CEO of the Company. Mr. Ryan has been an active entrepreneur in the resources sector for over twenty years. He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources, High Plains Uranium, U.S. Silver Corporation (now Americas Silver Corporation), and Western Goldfields, Inc. Mr. Ryan has extensive executive experience, and provides the Board of Directors with valuable insights regarding mining operations as well as public company expertise. Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

Hugh Aird is a highly respected investment banker with a 35-year career that included more than 150 completed debt and equity financings and several merger and acquisition assignments with some of Canada’s top investment firms. After attending Harvard University, Mr. Aird went on to work as vice-president of Dominion Securities from 1978 to 1985. Subsequently Mr. Aird founded and served as CEO of Great Lakes Capital Markets before becoming Chairman of Trilon Financial Corp. Mr. Aird served as Vice-Chairman of Midland Walwyn (later Merrill Lynch Canada) from 1995 to 2000, after which he left to take over as President and CEO of Berenson Minella (Canada) in 2001.Mr. Aird also held several public and private board positions from 1990 to the present day, including among others Trilon Financial, Royal LePage Real Estate, Edelman Canada, Delta 9 Cannabis Inc., Envoy Capital Group Inc., Invesprint Corporation, and currently acts as Chair at Balnagowan Investments Canada.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
	2019	—	—	—	—	—	—	—	—
Manish Kshatriya (2)(3)	2018	—	—	—	—	—	—	—	—
CEO and CFO	2017	114,000	—	—	—	—	—	118,750	232,750

	2019	20,000	—	—	—	—	—	—	20,000
Howard Crosby (4)	2018	60,000	—	—	—	—	—	—	60,000
CEO and CFO	2017	5,000	—	—	217,274	—	—	—	222,274

	2019	—	—	—	—	—	—	—	—
Bruce Reid (5)	2018	165,000	505,000	—	—	—	—	—	670,000
CEO	2017	—	—	—	271,593	—	—	—	271,593

	2019	70,150	—	—	—	—	—	—	70,150
Julio DiGirolamo (6)	2018	130,000	—	—	22,843	—	—	—	157,843
CFO	2017	—	—	—	86,710	—	—	—	86,710

	2019	39,264	—	—	—	—	—	—	—
Dan Hrushewsky (7)	2018	112,800	—	—	160,992	—	—	—	273,722
Executive VP	2017	—	—	—	86,710	—	—	—	86,710

	2019	50,000	—	—	—	—	—	—	50,000
John Ryan	2018	—	—	—	—	—	—	—	—
CEO	2017	—	—	—	—	—	—	—	—

	2019	—	—	—	—	—	—	—	—
Wayne Parsons	2018	—	—	—	—	—	—	—	—
CFO	2017	—	—	—	—	—	—	—	—

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.
(2)	Manish Kshatriya was the Company’s CEO and CFO to October 6, 2016. He received a salary of $26,500 for the months of July and August 2016. From November 2016 to May 2017 Mr. Kshatriya provided consulting services to the Company, though not officially CFO any longer, for which he was paid $87,500. Included in other compensation was a $100,000 settlement payment (see note 4 below) as well as $18,750 related to an option exercise paid on his behalf by Mr. Bruce Reid.
(3)	Due to the lack of financial resources available to the Company, the base salary, and any associated benefits have been accrued but not paid since January 1, 2016. As at June 30, 2016, the unpaid base salary obligation is $75,000, and effective the date of filing of this Form 10-K, the unpaid salary obligation has increased to approximately $112,500. This was settled on March 31, 2017 by paying Mr. Kshatriya $100,000 included above in other compensation.
(4)	Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President until November 2018.
(5)	Bruce Reid was the Company’s CEO from April 18, 2017 to October 12, 2018.
(6)	Julio DiGirolamo was the Company’s CFO from April 18, 2017 to May 22, 2019.
(7)	Dan Hrushewsky was the Company’s Executive Vice President from December 1, 2017 to October 15, 2018.
(8)	John Ryan became the Company’s CEO on October 12, 2018.
(9)	Wayne Parsons became the Company’s CFO on May 22, 2019.

Grant of Plan Based Awards

In December 2017, 10,000 options were granted to a consultant with a five-year life and an exercise price of CDN$16.50. these options vested immediately.

On June 19, 2018 The Company granted incentive stock options to purchase up to an aggregate of 48,000 common shares, exercisable for 5 years at a strike price of C$8.50 and vested immediately.

In September 2018, 43,750 fully-vested stock options were issued to a consultant with a five-year life and an exercise price of $8.00 per share.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2018, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	—	—	—	—	—	—	—	—	—
Wayne Parsons	—	—	—	—	—	—	—	—	—

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation. The Board determines the amount of director compensation. The board may appoint a compensation committee to take on this role. The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2019.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dickson Hall	—	—	—	—	—	—	—
John Ryan	50,000	—	—	—	—	—	50,000
Wayne Parsons	—	—	—	—	—	—	—
Jian Liu	—	—	—	—	—	—	—
Hugh Aird	—	—	—	—	—	—	—

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 7 in the Notes to the Financial Statements herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	287,100	$7.50	1,294,040

Equity compensation plans not approved by security holders	-	-	-

Total	287,100	$7.50	1,294,040

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2019, the name and the number of shares of the Company’s common stock, par value $0.01 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Hummingbird Resources PLC 26 Mount Row London, W1K 3SQ, United Kingdom	Common Shares 2,660,000	16.82%
Common	Dickson Hall (1) 1890 Waterloo St. Vancouver, BC V6R 3G4 Canada	Common Shares NIL	0.00%
Common	Jian Liu (1)	Common Shares NIL	0.00%
Common	Hugh Aird (1)	Common Shares NIL	0.00%
Common	Wayne Parsons (1)	Common Shares 100,000	0.63%
Common	John Ryan (1) 888C – 8th Avenue, #503 New York, NY 10019 USA	Option Common Shares 100,000 (2)	0.63%
Common	Robert Genovese BG Capital Croup Ltd. 1250 South Pine Island Rd., Suite 500 Plantation, Florida 33324 USA	Common Shares 930,842 (4)	5.89%
Common	Sebastian Marr	Common Shares 8,000,000 (2)	50.60%

(1)	Director, Officer or Significant Employee of Company
(2)	Included in this number are 100,000 common shares owned by Mr. Robert Genovese which entitle the holder to exercise the option to acquire common shares from Mr. Robert Genovese in conjunction with the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. Mr. Bruce Reid has voting control over these shares.
(3)	Included in this number are (a) 200,000 common shares owned by Mr. Robert Genovese which entitle the holder to exercise the option to acquire common shares in conjunction with the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event and (b) direct ownership of 1,060,712 common shares. An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. Mr. Bruce Reid has voting control over these shares.
(4)	Robert Genovese, holds these shares directly or indirectly though other entities. An escrow agreement has been signed whereby these shares may not be sold until the occurrence of a Change of Control Event or after May 1, 2023 without the occurrence of a Change of Control Event. Mr. Genovese beneficially owns a total of 1,330,842 common shares reduced by 400,000 common shares that have been optioned to Howard Crosby (100,000 option common shares, Bruce Reid (200,000 option common shares) and John Ryan (100,000 option common shares). Mr. Bruce Reid has voting control over these shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended June 30, 2018 and 2017, and is expected to serve in that capacity for the ensuing year. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the years ended June 30, 2019 and June 30, 2018 are summarized in the following table:

	2019	2018
Audit	$40,000	$30,000
Audit related	40,000	22,500
Tax	—	—
All other	—	—
Total	$80,000	$52,500

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s financial statements during the fiscal years ended June 30, 2019 and 2018 are $80,000 and $52,500, respectively.

Tax Fees

MNP, LLP did not bill the Company for tax compliance, advice and planning during the fiscal years ended June 30, 2019 and 2018.

All Other Fees

MNP, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this annual report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Articles of Incorporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.2	Bylaws (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.3	Articles of Amendment (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).
3.3	Amended Bylaws (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).
3.4	Amended and Restated Bylaws of Liberty Silver Corp., December 14, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011).
3.5	Amended and Restated Articles of Incorporation of Liberty Silver Corp, (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)
3.6	Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012. (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective September 29, 2017 (included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 18, 2017).
10.1	Mineral Property Purchase Agreement corporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
10.2	Exploration Earn-In Agreement dated March 29, 2010, by and between Liberty Silver Corp, a Nevada corporation, and AuEx Ventures, Inc., a Nevada corporation (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on February 19, 2013).
10.3	Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.4	Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).
10.5	Memorandum of Exploration Earn-In Agreement, effective March 29, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.6	Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.7	Mining Lease with Option to Purchase, by and between Liberty Silver Corp. and Placer Mining Corporation, dated August 17, 2017 (included as exhibits to Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).
10.8	Standstill Agreement dated May 16, 2017 (included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).
10.9	First Amendment to the Amended and Restated Loan Agreement and Notice, dated January 20, 2017 (included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2017).
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101*	SCH XBRL Schema Document *
101*	INS XBRL Instance Document *
101*	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101*	LAB XBRL Taxonomy Extension Label Linkbase Document *
101*	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101*	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Wayne Parsons
Wayne Parsons, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 16, 2019	By:	/s/ John Ryan
		Name:	John Ryan
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	October 16, 2019	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 16, 2019	By:	/s/ Hugh Aird
		Name:	Hugh Aird
		Title:	Director

Date:	October 16, 2019	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

