Form 10-K/A
period 2019-06-30
Bunker Hill Mining Corp.
filed 2019-10-22
CIK 1407583

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the quarterly period ended June 30, 2019 of BUNKER HILL MINING CORP. (the “Company”) filed with the Securities and Exchange Commission on October 18, 2019 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

By:	/s/ Wayne Parsons
Wayne Parsons, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 22, 2019	By:	/s/ John Ryan
		Name:	John Ryan
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	October 22, 2019	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	October 22, 2019	By:	/s/ Hugh Aird
		Name:	Hugh Aird
		Title:	Director

Date:	October 22, 2019	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director