Form 10-Q
period 2019-09-30
Bunker Hill Mining Corp.
filed 2019-11-25
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
416-477-7771

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes☐  No

Indicate by check mark whether the Registrant is ☐  a large accelerated filer, ☐  an accelerated file, ☒  a non-accelerated filer, ☒  a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) or ☐ an emerging growth company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes  ☒   No

As of November 25, 2019, the Issuer had 69,817,196 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.), (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2019, and all amendments thereto.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2019

Bunker Hill Mining Corp. Condensed Interim Consolidated Balance Sheets (Expressed in United States Dollars) Unaudited
	As at September 30, 2019	As at June 30, 2019

ASSETS

Current assets
Cash and cash equivalents	$599,424	$28,064
Accounts receivable	45,488	42,864
Prepaid expenses	21,074	35,172
Total current assets	665,986	106,100

Non-current assets
Equipment (note 4)	5,408	52,050
Right-of-use assets (note 5)	292,538	-
Long term deposit	68,939	68,939
Mining interests (note 6)	1	1
Total assets	$1,032,872	$227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 11)	$2,027,170	$2,170,398
Accrued liabilities (notes 6 and 10)	2,880,545	2,896,025
Other liabilities	-	57,307
Interest payable	249,397	201,507
Convertible loan payable (note 7)	1,778,196	1,744,327
Current portion of lease liability (note 8)	98,411	-
Total current liabilities	7,033,719	7,069,564

Non-current liabilities
Lease liability (note 8)	197,616	-
Derivative warrant liability (note 9)	2,398,293	116,809

Total liabilities	9,629628	7,186,373

Shareholders' Deficiency
Preferred shares, $0.001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.01 par value, 30,000,000 common shares authorized; 69,817,196 and 15,811,396 common shares issued and outstanding, respectively (note 9)	698,172	158,114
Additional paid-in-capital (note 9)	26,142,762	24,126,667
Shares to be issued	-	107,337
Deficit accumulated during the exploration stage	(35,437,690)	(31,351,401)
Total shareholders' deficiency	(8,596,756)	(6,959,283)
Total shareholders' deficiency and liabilities	$1,032,872	$227,090

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars) Unaudited
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Operating expenses
Operation and administration	$63,634	$658,259
Exploration	958,804	810,265
Legal and accounting	28,572	69,158
Consulting	84,640	73,651
Loss from operations	(1,135,650)	(1,611,333)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 9)	(1,813,257)	1,119,937
Accretion expense (note 7)	(33,869)	(108,654)
Gain on foreign exchange	673	8,492
Interest expense (note 7)	(47,890)	(44,932)
Loss on debt settlement (note 9)	(1,056,296)	-
Loss before income tax	(4,086,289)	(636,490)
Provision for income taxes	-	-
Net loss and comprehensive loss for the period	$(4,086,289)	$(636,490)
Net loss per common share- basic and fully diluted	$(0.09)	$(0.19)

Weighted average number of common shares - basic and fully diluted	43,825,952	3,361,779

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) Unaudited
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Operating activities
Net loss for the period	$(4,086,289)	$(636,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	43,893
Depreciation expense	25,044	4,979
Change in fair value of warrant liability	1,813,257	(1,119,937)
Accretion expense	33,869	108,654
Interest expense on lease liability	7,787	-
Loss on debt settlement	1,056,296	-
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	101,736
Prepaid expenses	14,098	167,042
Accounts payable	329,138	12,597
Accrued liabilities	229,827	(164,654)
Other liabilities	(9,114)	(5,369)
Interest payable	47,890	44,931
Net cash used in operating activities	(540,821)	(1,442,618)

Financing activities
Proceeds from convertible loan payable	-	474,250
Proceeds from issuance of common stock, net of issue costs	1,143,074	523,200
Lease payments	(30,893)	-
Net cash provided by financing activities	1,112,181	997,450

Net change in cash and cash equivalents	571,360	(445,168)
Cash and cash equivalents, beginning of period	28,064	502,660
Cash and cash equivalents, end of period	$599,424	$57,492

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable and accrued liabilities	717,673	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency (Expressed in United States Dollars) Unaudited
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Shares to Be issued	Deficit Accumulated During the Exploration Stage	Total

Balance, June 30, 2018	3,301,372	$33,013	$23,364,249	$-	$(23,613,576)	$(216,314)
Stock-based compensation	-	-	43,893	-	-	43,893
Shares issued at $3.42 per share (i)	160,408	1,604	547,729	-	-	549,333
Issue costs	-	-	(25,750)	-	-	(25,750)
Warrant valuation	-	-	(355,751)	-	-	(355,751)
Net loss for the period	-	-	-	-	(636,490)	(636,490)
Balance, September 30, 2018	3,461,780	$34,617	$23,574,370	$-	$(24,250,066)	$(641,079)

Balance, June 30, 2019	15,811,396	158,114	24,126,667	107,337	(31,351,401)	(6,959,283)
Shares issued at $0.04 per share (ii)	35,008,956	350,090	965,636	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	169,628	1,329,423			1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	20,340	254,578			274,918
Issue costs	-	-	(65,315)	-	-	(65,315)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Net loss for the period	-	-	-	-	(4,086,289)	(4,086,289)
Balance, September 30, 2019	69,817,196	$698,172	$26,142,762	$-	$(35,437,690)	$(8,596,756)

(i) Shares issued at C$4.50, converted to US at $3.42 (note 9)

(ii) Shares issued at C$0.05, converted to US at $0.04 (note 9)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

1.Nature and continuance of operations and going concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  As of the date of this Form 10-Q, the Company had two subsidiaries, Bunker Hill Operating LLC, a Colorado corporation that is currently dormant, and American Zinc Corp., an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities.  It continues to work at developing its project with a view towards putting it into production.

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis.  Bunker Hill Mining Corp. (the "Company") has incurred losses since inception resulting in an accumulated deficit of $35,437,690 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2019. The interim results for the period ended September 30, 2019 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

3. New and recently adopted technical and accounting pronouncements

The Company adopted ASU 2016-02 effective July 1, 2019.  ASU 2016-02 requires lessees to recognize most leases on the balance sheet to reflect the right to use an asset for a period of time and an associated lease liability for payments. The Company has applied ASU 2016-02 in accordance with the modified retrospective approach only to contracts that were previously identified as leases. Contracts that were not identified as leases under previous standards were not reassessed for whether there is a lease. Therefore, the definition of a lease under ASU 2016-02 was applied only to contacts entered into or changed on or after July 1, 2019. The Company has determined that there is no change to the comparative periods or transitional adjustments required as a result of the adoption of this standard.

The aggregate lease liability recognized in the statement of financial position at July 1, 2019 and Company's operating lease commitment at July 1, 2019 can be reconciled as follows:

Operating lease commitment as at July 1, 2019	370,711
Effect of discounting at the incremental borrowing rate	(51,578)
Total lease liability as at July 1, 2019	319,133

The weighted average incremental borrowing rate applied to lease liability on July 1, 2019 was 10%.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The pronouncement revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of this guidance on the consolidated financial statements.

4. Equipment

Equipment consists of the following:

	September 30, 2019		June 30, 2019

Leasehold improvements	$-		$59,947
Equipment	9,050		9,050
	9,050		68,997
Less accumulated depreciation	(3,642)		(16,947)
Equipment, net	5,408	S	52,050

5. Right-of-use asset

Right-of-use asset consists of the following:

	September 30, 2019	June 30, 2019
Office lease	$319,133	$-
Less accumulated depreciation	(26,595)	-
Right-of-use asset, net	$292,538	$-

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

6.Mining interests (continued)

Bunker Hill Mine Complex (continued)

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) added to the purchase price of the mine should the Company choose to exercise its option. As at September 30, 2019, the Company has accrued for $1,643,000 of the deferred payments and is included in accounts payable.

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

7.Convertible loan payable

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

7.Convertible loan payable (continued)

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

At September 30, 2019, the fair value of the conversion features was estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2019	September 30, 2019
Expected life	365 days	273 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	September 30, 2019
Expected life	365 days	273 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

7.Convertible loan payable (continued)

The fair value of the warrants was estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2019	September 30, 2019
Expected life	349 days	257 days
Volatility	100%	100%
Risk free interest rate	1.95%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	September 30, 2019
Expected life	405 days	314 days
Volatility	100%	100%
Risk free interest rate	1.84%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

The residual value of the Principal Amount was deemed to be $61,448, net of $20,074 of expenses, and the residual value of the Additional Amount was deemed to be $34,850, net of $38,449 of expenses. The residual value of the loan after the loan extension was deemed to be $1,800,000, net of $200,000 of expenses.

Accretion expense for the three months ended September 30, 2019 was $33,869 (three months ended September 30, 2018 - $9,373) based on effective interest rate of 16% after the loan extension.

Interest expense for the three months ended September 30, 2019 was $47,890 (three months ended September 30, 2018 - $44,932).

Amount

Balance, June 30, 2018	$70,820
Proceeds on issuance	500,000
Debt issue costs	(238,455)
Conversion feature valuation	(205,444)
Warrant valuation	(221,256)
Accretion expense	734,589
Loss on loan extinguishment	1,204,073
Partial extinguishment	(100,000)

Balance, June 30, 2019	$1,744,327
Accretion expense	33,869
Balance, September 30, 2019	$1,778,196

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

8. Lease liability

The Company has an operating lease for office space that expires in 2022.  Below is a summary of the Company's lease liability as of September 30, 2019:

Office lease
Balance, June 30, 2019	$-
Addition	319,133
Interest expense	7,787
Lease payments	(30,893)
Balance, September 30, 2019	$296,027
Less: current portion	(98,411)
Long-term lease liability	$197,616

9. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

*30,000,000 common shares with a par value of $0.01 per common share; and

*10,000,000 preferred shares with a par value of $0.001 per preferred share

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

On June 27, 2019, the Company closed the first tranche ("First Tranche") of a non-brokered private placement, issuing 11,660,000 units ("June 2019 Unit") at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640.  Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant ("June 2019 Warrant"). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC ("Hummingbird") has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 7).

On August 1, 2019, the Company closed the second and final tranche ("Tranche Two") of the non-brokered private placement, issuing 23,005,800 units ("August 2019 Units") at $0.05 per August 2019 Unit for gross proceeds of C$1,150,290 ($868,758) and incurring financing costs of $36,468. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. Of the 23,005,800 August 2019 Units issued, 16,962,846 August 2019 Units were issued to settle $640,556 of debt at a deemed price of $0.09 based on the fair value of the shares issued. As a result, the Company recorded resulting in loss on debt settlement of $858,495.

On August 23, 2019, the Company closed the first tranche (the "First Tranche") of the non-brokered private placement, issuing 30,000,000 common shares of the Company at C$0.05 per share for gross proceeds of C$1,500,000 ($1,126,344) and incurring financing costs of $28,847.  Of the 30,000,000 common shares issued, 2,033,998 common shares were issued to settle $77,117 of debt at a deemed price of $0.14 based on the fair value of the shares issued. As a result, the Company recorded a loss on debt settlement of $197,800.

On August 30, 2019, the Company closed the second and final tranche (the "Second Tranche") of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per share for gross proceeds of C$50,000 ($37,550).

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the unaudited condensed interim consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued during the year was estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at September 30, 2019:

August 2019 issuance	August 1, 2019	September 30, 2019
Expected life	731 days	671 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.59%
Dividend yield	0%	0%
Share price	$0.07	$0.15
Fair value	$468,227	$1,589,542
Change in derivative liability		$(1,121,315)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The warrant liabilities as a result of the December 2017, August 2018, November 2018, and June 2019 private placements were revalued as at September 30, 2019 and June 30, 2019 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2019	September 30, 2019
Expected life	532 days	440 days
Volatility	100%	100%
Risk free interest rate	1.66%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

August 2018 issuance	June 30, 2019	September 30, 2019
Expected life	771 days	679 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$0	$0
Change in derivative liability		$0

November 2018 issuance	June 30, 2019	September 30, 2019
Expected life	882 days	790 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$1,875	$18,094
Change in derivative liability		$(16,219)

June 2019 issuance	June 30, 2019	September 30, 2019
Expected life	727 days	637 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.59%
Dividend yield	0%	0%
Share price	$0.05	$0.15
Fair value	$114,934	$790,658
Change in derivative liability		$(675,724)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)

Balance, June 30, 2018	663,496	$16.02
Issued	12,582,988	0.38
Cancelled	(200,000)	20.00

Balance, June 30, 2019	13,046,484	$0.88
Issued	23,005,800	0.25
Balance, September 30, 2019	36,052,284	$0.48

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable

December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
June 13, 2020	8.50	229,464	229,464
August 9, 2021	4.50	116,714	116,714
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
August 1, 2019	0.25	23,005,800	23,005,800
		36,052,284	36,052,284

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended September 30, 2019 and 2019:

	Number of stock options	Weighted average exercise price

Balance, June 30, 2018	287,100	$7.50
Granted (i)	43,750	8.00
Exercised	(43,750)	8.00
Balance, June 30, 2019 and September 30, 2019	287,100	$7.50

(i) On September 27, 2018, 43,750 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018. These options had a 5-year life and were exercisable at C$8.00 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full.  The vesting of these options resulting in stock-based compensation of $43,893, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
2019	2.32%	0%	100%	C$2.30	5 years

The following table reflects the actual stock options issued and outstanding as of September 30, 2019:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)

1.875	0.39	5,600	5,600
7.60	2.59	223,500	223,500
12.80	3.21	10,000	10,000
6.40	3.72	48,000	48,000
		287,100	287,100

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

10.Commitments and contingencies

In November 2018, the Company and Placer Mining agreed to amend the terms of the Agreement such that commencing November 2018, Bunker will make monthly payments of $60,000, where previously monthly payments of $200,000 were being made. The $140,000 difference will accumulate to $1,680,000 over 12 months and will become due if Bunker exercises its option to purchase the mine.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the Company agreed to reimburse the EPA for water treatment costs totaling $80,000 per month to be paid every six months on December 1 and June 1. The $2 million required for November 1, 2018, December 1, 2018 and June 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.  The $2 million and $480,000 semi-annual payment are being accrued as payable pending completion of discussions with the EPA, where Management hopes to have more clarity on payments. As at September 30, 2019, $2,800,000 payable to the EPA has been included in accrued liabilities.

11.Related party transactions

During the three months ended September 30, 2019, John Ryan (Director and Interim CEO) billed $15,500, Wayne Parsons (Director and CFO) billed $42,618, and Hugh Aird billed $9,774 for services to the Company.

At September 30, 2019, $46,413 is owed to Mr. Parsons, all amounts included in accounts payable and accrued liabilities.

12.Subsequent event

On October 24, 2019, the Company granted 1,575,000 stock options to the directors and officers of the Company. The stock options have a 5-year life and are exercisable at C0.60 per share. 1,200,000 stock options vest 1/4 each on 6 month, 12 month, 18 month, and 24 month anniversaries of grant date. 375,000 stock options vested immediately.

On November 13, 2019, the Company issued a promissory note in the amount of $300,000. The note is unsecured, bears interest of 1% monthly, and is due on demand. In consideration for the loan, the Company issued 400,000 common share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one common share of the Company at a price of C$0.80 per share for a period of two years.

On October 22, 2019, the Company signed a further amendment to the Agreement (see note 6). Under the new amended agreement, the lease period has been extended for an additional period of none months through August 1, 2020. The Company will continue to make a monthly care and maintenance payment of $60,000. Additionally, the option to purchase has been amended providing for a purchase price of $11 million for 100% of the marketable assets of Bunker Assets. The purchase option may be exercised at anytime during the remaining period of the lease. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner.

On November 15, 2019, the Company granted 5,074,494 stock options to the officers of the Company. The stock options have a 5-year life and are exercisable at C$0.70 per share, vesting 1/3 on first, second and third anniversaries of the grant date.

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

On October 22, 2019, the lease was amended and continues until August 1, 2020.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments.  A monthly amount of $140,000 is deferred and becomes payable if the Company exercises its purchase option, making the deferred amount payable.  The Company is accruing for these payments and includes them in accounts payable.

Under the revised term, the Company has an option to purchase 100% of the marketable assets of the Bunker Hill Mine for a purchase price of $11 million at any time before the end of the lease. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner.

Upon signing the amended agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option.  In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1, December 1, 2018 and June 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.

Management believes this amended lease and option will provide the Company time to complete exploratory drilling, produce a mine plan and raise the money needed to move forward.  Management continues to push forward and advance the timeline to realizing shareholder value.

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

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

•Reclamation and Closure Plan

•Water Discharge Permit

•Air Quality Operating Permit

•Industrial Artificial (tailings) pond permit

•Obtaining Water Rights for Operations

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue

During the three-month periods ended September 30, 2019 and 2018, the Company generated no revenue.

Operating expenses

During the three-month period ended September 30, 2019, the Company reported total operating expenses of $1,135,650 compared to $1,611,333 during the three-month period ended September 30, 2018, a decrease of $475,683.  The three-month decrease results primarily from a $594,625 decrease in operation and general administration, offset by a $148,539 increase in exploration costs.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended September 30, 2019, some activities were carried out on the

Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $4,086,289 for the three months ended September 30, 2019, compared to a net loss and comprehensive loss of $636,490 for the three months ended September 30, 2018, an increase of $3,449,799.  The increase in net loss and comprehensive loss was primarily due to a $2,933,194 decrease in change in derivative liabilities due to the changes in the valuation of the warrant liabilities and $1,056,296 increase in loss on debt settlement.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in the fair value of the warrants and conversion features resulted from the shortened expected life due to passage of time as well as fluctuations in the volatility of the share price. The change in fair value of the warrants and the conversion features was gain of $1,813,257 for the three months ended September 30, 2019 (loss of $1,119,937 for the three months ended September 30, 2018) and are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

Current Assets and Total Assets

As of September 30, 2019, the unaudited balance sheet reflects that the Company had: i) total current assets of $665,986, compared to total current assets of $106,100 at June 30, 2019, an increase of $559,886, or approximately 528%; and ii) total assets of $1,032,872, compared to total assets of $227,090 at June 30, 2019, an increase of $805,782, or approximately 355%.  The increase generally resulted from the private placements completed during the three months ended September 30, 2019 and addition of right-of-use asset for the Company’s office lease due to the adoption of ASU 2016-02 effective July 1, 2019, offset by cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of September 30, 2019, the unaudited balance sheet reflects that the Company had: i) total current liabilities of $7,033,719, compared to total current liabilities of $7,069,564 at June 30, 2019, a decrease of $35,845, or approximately 1%; and ii) total liabilities of $9,629,628, compared to total liabilities of $7,186,373 at June 30, 2019, an increase of $2,443,255, or approximately 34%.

In August 2019, the Company recorded a long-term derivative liability representing the value of the warrants issued and included in the units associated with the financing completed and described above. The Company has accounted for the warrant liabilities in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Cash Flow – for the interim periods ended September 30, 2019 and 2018

During the three months ended September 30, 2019 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $571,360 during the three months ended June 30, 2019 compared to a net decrease in cash of $445,168 during the three months ended September 30, 2018. The following provides additional discussion and analysis of cash flow.

For the nine months ended September 30,	2019 $	2018 $
Net cash used in operating activities	(540,821)	(1,442,618)
Net cash used in investing activities	-	-
Net cash provided by financing activities	1,112,181	997,450
Net Change in Cash	571,360	(445,168)

Going Concern

These unaudited interim condensed consolidated financial statement filings have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized, and liabilities settled in due course of business. Accordingly, the interim condensed consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be able to continue as a going concern.  The going concern assumption is discussed in the financial statements Note 1 – Nature and Continuance of Operations and Going Concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  November 25, 2019

By: /s/    Wayne Parsons

Wayne Parsons, Chief Financial Officer

Date:  November 25, 2019