Form 10-Q/A
period 2019-09-30
Bunker Hill Mining Corp.
filed 2019-12-02
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- Q/A

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

82 Richmond Street East Toronto, Ontario, Canada, M5C 1P1
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

☐  Yes  ☒   No

As of December 2, 2019, the Issuer had 69,817,196 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2019

Bunker Hill Mining Corp. Condensed Interim Consolidated Balance Sheets (Expressed in United States Dollars) Unaudited
	As at September 30, 2019	As at June 30, 2019

ASSETS

Current assets
Cash and cash equivalents	$599,424	$28,064
Accounts receivable	45,488	42,864
Prepaid expenses	21,074	35,172
Total current assets	665,986	106,100

Non-current assets
Equipment (note 4)	5,408	52,050
Right-of-use assets (note 5)	292,538	-
Long term deposit	68,939	68,939
Mining interests (note 6)	1	1
Total assets	$1,032,872	$227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 11)	$2,027,170	$2,170,398
Accrued liabilities (notes 6 and 10)	2,880,545	2,896,025
Other liabilities	-	57,307
Interest payable	249,397	201,507
Convertible loan payable (note 7)	1,778,196	1,744,327
Current portion of lease liability (note 8)	98,411	-
Total current liabilities	7,033,719	7,069,564

Non-current liabilities
Lease liability (note 8)	197,616	-
Derivative warrant liability (note 9)	2,398,293	116,809

Total liabilities	9,629628	7,186,373

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 69,817,196 and 15,811,396 common shares issued and outstanding, respectively (note 9)	70	16
Additional paid-in-capital (note 9)	26,840,864	24,284,765
Shares to be issued	-	107,337
Deficit accumulated during the exploration stage	(35,437,690)	(31,351,401)
Total shareholders' deficiency	(8,596,756)	(6,959,283)
Total shareholders' deficiency and liabilities	$1,032,872	$227,090

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars) Unaudited
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Operating expenses
Operation and administration	$63,634	$658,259
Exploration	958,804	810,265
Legal and accounting	28,572	69,158
Consulting	84,640	73,651
Loss from operations	(1,135,650)	(1,611,333)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 9)	(1,813,257)	1,119,937
Accretion expense (note 7)	(33,869)	(108,654)
Gain on foreign exchange	673	8,492
Interest expense (note 7)	(47,890)	(44,932)
Loss on debt settlement (note 9)	(1,056,296)	-
Loss before income tax	(4,086,289)	(636,490)
Provision for income taxes	-	-
Net loss and comprehensive loss for the period	$(4,086,289)	$(636,490)
Net loss per common share- basic and fully diluted	$(0.09)	$(0.19)

Weighted average number of common shares - basic and fully diluted	43,825,952	3,361,779

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) Unaudited
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Operating activities
Net loss for the period	$(4,086,289)	$(636,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	43,893
Depreciation expense	25,044	4,979
Change in fair value of warrant liability	1,813,257	(1,119,937)
Accretion expense	33,869	108,654
Interest expense on lease liability	7,787	-
Loss on debt settlement	1,056,296	-
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	101,736
Prepaid expenses	14,098	167,042
Accounts payable	329,138	12,597
Accrued liabilities	229,827	(164,654)
Other liabilities	(9,114)	(5,369)
Interest payable	47,890	44,931
Net cash used in operating activities	(540,821)	(1,442,618)

Financing activities
Proceeds from convertible loan payable	-	474,250
Proceeds from issuance of common stock, net of issue costs	1,143,074	523,200
Lease payments	(30,893)	-
Net cash provided by financing activities	1,112,181	997,450

Net change in cash and cash equivalents	571,360	(445,168)
Cash and cash equivalents, beginning of period	28,064	502,660
Cash and cash equivalents, end of period	$599,424	$57,492

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable and accrued liabilities	717,673	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency (Expressed in United States Dollars) Unaudited
	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Shares to Be issued	Deficit Accumulated During the Exploration Stage	Total

Balance, June 30, 2018	3,301,372	$3	$23,397,259	$-	$(23,613,576)	$(216,314)
Stock-based compensation	-	-	43,893	-	-	43,893
Shares issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Issue costs	-	-	(25,750)	-	-	(25,750)
Warrant valuation	-	-	(355,751)	-	-	(355,751)
Net loss for the period	-	-	-	-	(636,490)	(636,490)
Balance, September 30, 2018	3,461,780	$3	$23,611,984	$-	$(24,250,066)	$(641,079)

Balance, June 30, 2019	15,811,396	16	24,284,765	107,337	(31,351,401)	(6,959,283)
Shares issued at $0.04 per share (ii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034			1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916			274,918
Issue costs	-	-	(65,315)	-	-	(65,315)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Net loss for the period	-	-	-	-	(4,086,289)	(4,086,289)
Balance, September 30, 2019	69,817,196	$70	$26,840,864	$-	$(35,437,690)	$(8,596,756)

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

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

1.Nature and continuance of operations and going concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp.  The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street, Toronto, Ontario, Canada, M5C 1P1.  As of the date of this Form 10-Q/A , the Company had two subsidiaries, Bunker Hill Operating LLC, a Colorado corporation that is currently dormant, and American Zinc Corp., an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

6. Mining interests

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp. (“Placer Mining”), which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine in Idaho and its associated milling facility located in Kellogg, Idaho, in the Coeur d’Alene Basin (the “Letter of Intent”).  Pursuant to the terms and conditions of the Letter of Intent, the acquisition, which was subject to due diligence, would include all mining claims, surface rights, fee parcels, mineral interests, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal, and in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex.  The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

Excluded from the purchase was the mill building located at the mouth of the Kellogg Tunnel, the parcel on which the mill building is erected, the machinery and other property located in the mill building, broken ore which was located in the mine yard, and broken ore located in the mine which was blasted but had not yet been removed from the mine workings. Also, the Caledonia Mine property, the Crystal Vug Stope, and a group of claims called the Silver Ridge Group were excluded from the purchase.

During the fiscal year ended June 30, 2017, the Company made payments totaling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and are included in exploration expenses.

On August 28, 2017 the Company announced it had signed a definitive agreement for a lease with option to purchase (the “2017 Agreement”). Under the terms of the 2017 Agreement, the Company was required to make a $1 million bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017.  The 24-month lease commenced November 1, 2017 and was slated to continue until October 31, 2019.  The lease period could also be extended by a further 12 months at the Company’s discretion.  During the term of the lease, the Company was required to make $100,000 monthly mining lease payments, paid quarterly.

Under the 2017 agreement the Company had an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a total purchase price of $45 million with purchase payments totaling $25 million to be made over a ten-year period to Placer Mining, and $20 million of payments being made to the EPA over a seven year period. Additionally the 2017 Agreement provided for a 3% net smelter return royalty (“NSR”) on concentrate sales during the Lease and a 1.5% NSR on concentrate sales after the purchase option is exercised, with the post-acquisition NSR being capped at $60 million.

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining. The default arose as a result of missed lease and operating cost payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the 2017 Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payments. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated.

Management continued to work with the principals of Placer Mining and as a result, management was able to reinstate the lease and announced such reinstatement on November 13, 2018. The reinstatement made several amendments to the original lease terms wherein monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) added to the purchase price of the mine should the Company choose to exercise its option. As at September 30, 2019, the Company has accrued for $1,643,000 of the deferred payments and is included in accounts payable.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

6. Mining interests (continued)

Bunker Hill Mine Complex (continued)

On October 22, 2019, the Company signed a further amendment to the 2017 Agreement (see note 12). Under the new amended agreement, the lease period has been extended for an additional period of nine months through August 1, 2020. The Company will continue to make a monthly care and maintenance payment of $60,000. Additionally, the option to purchase has been amended providing for a purchase price of $11 million for 100% of the marketable assets of Bunker Assets. The purchase option may be exercised at anytime during the remaining period of the lease. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner. Additionally, the accrued lease payment accruals will also be eliminated upon exercise of the purchase option for the mine. The mill building, the parcel on which the mill building is erected, the broken ore on the surface and broken ore underground remain excluded from the purchase. However, the Caledonia Mine, the Crystal Vug Stope and the Silver Ridge group of claims are now included in the purchase.

In addition to the payments to Placer Mining, pursuant to agreements with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will be responsible for water treatment costs from mine water outflows from the Bunker Hill Mine. These payments currently are estimated at $960,000 annually and are to be made to the EPA in two semi-annual payments of $480,000 due semi-annually on June 1 and December 1 of each year. Additionally, the Company has agreed to make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The cost recovery agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of water treatment pursuant to the water treatment agreement.  The November 1, 2018 and November 1, 2019 cost recovery payments were not made, and the December 1, 2018 and June 1, 2019 water treatment payments were not made. The Company remains in active discussions with the EPA to amend and/or defer payments, or to propose a satisfactory lump sum payment arrangement to entirely pay the accrued water treatment and cost recovery payments.

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

9. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

* 750,000,000 common shares with a par value of $0.000001 per common share; and

* 10,000,000 preferred shares with a par value of $0.000001 per preferred share

On May 23, 2019, the Company affected a consolidation of its issued and outstanding share capital on the basis of one (1) post-consolidation share for each ten (10) pre-consolidation common shares, which has been retrospectively applied in these financial statements. The consolidation of the Company common shares resulted in the authorized capital of the Company being reduced on a one for ten basis. Upon receiving authorization from a majority of its shareholders, the Company on July 19, 2019 amended its articles of incorporation to change to the authorized capital as noted above.

On July 19, 2019, the Company amended its articles of incorporation to change the total authorized capital and the par values, which have been retrospectively applied in these financial statements.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

10.Commitments and contingencies

In November 2018, the Company and Placer Mining agreed to amend the terms of the Agreement such that commencing November 2018, Bunker will make monthly payments of $60,000, where previously monthly payments of $200,000 were being made. Under the agreement the deferred amount of $140,000 is accumulated as a current account payable. As at September 30, 2019, the Company has accrued for $1,643,000 of the deferred payments and is included in accounts payable.

In addition to the payments to Placer Mining, pursuant to agreements with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will be responsible for water treatment costs from mine water outflows from the Bunker Hill Mine. These payments currently are estimated at $960,000 annually and are to be made to the EPA in two semi-annual payments of $480,000 due semi-annually on June 1 and December 1 of each year. Additionally, the Company has agreed to make payments to the EPA on behalf of the current mine owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The cost recovery agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of water treatment pursuant to the water treatment agreement.  The November 1, 2018 and November 1, 2019 cost recovery payments were not made, and the December 1, 2018 and June 1, 2019 water treatment payments were not made. The Company remains in active discussions with the EPA to amend and/or defer payments, or to propose a satisfactory lump sum payment arrangement to entirely pay. Investors and shareholders should be aware that unless the Company is able to make satisfactory arrangements with the EPA in the near term, the EPA may decide to formally declare a default on both the water treatment agreement and the cost recovery agreement which would adversely affect the ability of the Company to continue to undertake its business plan.

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

12.Subsequent events

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2019

(Expressed in United States Dollars)

Unaudited

12.Subsequent events (continued)

On November 13, 2019, the Company issued a promissory note in the amount of US$300,000. The note is unsecured, bears interest of 1% monthly, and is due on demand. In consideration for the loan, the Company issued 400,000 common share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one common share of the Company at a price of C$0.80 per share for a period of two years.

On November 15, 2019, the Company granted 5,074,494 stock options to the officers of the Company. The stock options have a 5-year life and are exercisable at C$0.70 per share, vesting 1/3 on first, second and third anniversaries of the grant date.

On November 15, 2019 the Board adopted a Restricted Stock Unit (“RSU) Incentive Plan. Subject to adjustment as provided in Section 11 of the Plan, or as required by the Stock Exchange, the maximum number of Shares available for issuance currently under the Plan is 7,172,919 RSU’s. Additionally, the number of shares issued or to be issued under the Plan, shall not exceed 10% of the total number of the issued and outstanding shares. The RSU Plan is subject to further shareholder approval at the next annual or special meeting of shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q/A AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

The Corporation

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) (the “Company” or the “Corporation”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp.  Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp.  On September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1, and its telephone number is 416-477-7771.

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

On October 22, 2019, the lease was amended and continues until August 1, 2020.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments.  A monthly amount of $140,000 is deferred and becomes payable if the Company exercises its purchase option, making the deferred amount payable.  The Company is accruing for these payments and includes them in accounts payable. However, if and when the Company exercises its purchase of the mine (as described below), these deferred payments are waived by the mine owner.

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

The Bunker Hill Mine remains the largest single producing mine by tonnage in the Coeur d'Alene lead, zinc and silver mining district in Northern Idaho. Historically, the mine produced over 35M tonnes of ore grading on average 8.76% lead, 3.67% zinc, and 155 g/t silver (Bunker Hill Mines Annual Report 1980). The Bunker Hill Mine is the Company’s only focus, with a view to raising capital to rehabilitate the mine and put it back into production.

The Company believes that there are numerous targets of opportunity left in the mine from top to bottom, and particularly on strike to the west where more recent past drilling has resulted in major discoveries such as the Quill body of mineralized material.

Products

The Bunker Hill Mine is a Zinc-Silver-Lead Mine.  When back in production, the Company will mill mineralized material on-site or at a local third-party mill and will produce both lead and zinc concentrates to be shipped to third party smelters for processing.

The Company will continue to explore the property with a view to proving additional resources.

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

•Reclamation and Closure Plan

•Water Discharge Permit

•Air Quality Operating Permit

•Industrial Artificial (tailings) pond permit

•Obtaining Water Rights for Operations

Property Description

The Company’s agreement (as amended) with Placer Mining Corporation includes mineral rights to approximately 440 patented mining claims covering over 5700 acres.  Of these claims, 35 include surface ownership of approximately 259 acres. The transaction also includes certain parcels of fee property which includes mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

The agreement (as amended) specifically excludes the following: the Machine Shop Building and Parcel number 21 including all fixed equipment located inside the building and personal property located upon this parcel; unmilled ore located at the mine yard, and residual lead/zinc ore mined and broken, but not removed from the Bunker Hill Mine.

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

As noted above, the EPA for several decades has provided mine water treatment services for the Bunker Hill Mine. Since the signing of the consent decree with the EPA in May, 2018 the EPA has been providing water treatment services under contract with the Company and such services are scheduled to continue under the initial five year contract between the Company and the EPA. At the expiration of this five year agreement the Company will have had to obtain its own water discharge permit in order to be compliant with its agreements with the EPA.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as described below, neither the Company nor its property is the subject of any current, pending, or threatened legal proceedings. The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

In addition to the payments to Placer Mining, pursuant to agreements with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will be responsible for water treatment costs from mine water outflows from the Bunker Hill Mine. These payments currently are estimated at $960,000 annually and are to be made to the EPA in two semi-annual payments of $480,000 due semi-annually on June 1 and December 1 of each year. Additionally, the Company has agreed to make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for response cost recovery.  These payments, if all are made, will total $20 million.  The cost recovery agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s estimated costs of water treatment pursuant to the water treatment agreement.  The November 1, 2018 and November 1, 2019 cost recovery payments were not made, and the December 1, 2018 and June 1, 2019 water treatment payments were not made. The Company remains in active discussions with the EPA to amend and/or defer payments, or to propose a satisfactory lump sum payment arrangement to entirely pay its outstanding obligations. In recent email transmittals the Department of Justice (acting as counsel for the EPA) has intimated that unless the Company can in the near term propose acceptable payment arrangements to bring its accounts payable current, legal action may occur to enforce one or more of the agreements the Company has with the EPA. Thus, current and prospective investors and shareholders should be aware that unless the Company is able to make satisfactory arrangements with the EPA in the near term, the EPA may decide to formally declare a default on both the water treatment agreement and the cost recovery agreement which would adversely affect the ability of the Company to continue to undertake its business plan.

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  December 2, 2019

By: /s/    Wayne Parsons

Wayne Parsons, Chief Financial Officer

Date:  December 2, 2019