Form 10-Q
period 2019-12-31
Bunker Hill Mining Corp.
filed 2020-02-19
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

☐  Yes  ☒   No

As of February 19, 2020, the Issuer had 69,817,196 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED DECEMBER 31, 2019

Bunker Hill Mining Corp. Condensed Interim Consolidated Balance Sheets (Expressed in United States Dollars) Unaudited
	As at December 31, 2019	As at June 30, 2019

ASSETS

Current assets
Cash and cash equivalents	$82,558	$28,064
Accounts receivable	58,025	42,864
Prepaid expenses	9,717	35,172
Total current assets	150,300	106,100

Non-current assets
Equipment (note 4)	4,955	52,050
Right-of-use assets (note 5)	266,117	-
Long term deposit	68,939	68,939
Mining interests (note 6)	1	1
Total assets	$490,312	$227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 12)	$2,382,993	$2,170,398
Accrued liabilities (notes 6 and 11)	5,842,809	2,896,025
Other liabilities	-	57,307
Interest payable	301,388	201,507
Convertible loan payable (note 7)	1,815,500	1,744,327
Promissory notes payable (note 8)	311,830	-
Current portion of lease liability(note 9)	101,855	-
Total current liabilities	10,756,375	7,069,564

Non-current liabilities
Lease liability (note 9)	173,126	-
Derivative warrant liability (notes 7, 8 and 10)	11,320,777	116,809
Total liabilities	22,250,278	7,186,373

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 69,817,196 and 15,811,396 common shares issued and outstanding, respectively (note 10)	70	16
Additional paid-in-capital (note 10)	27,008,634	24,284,765
Shares to be issued	-	107,337
Deficit accumulated during the exploration stage	(48,768,670)	(31,351,401)
Total shareholders' deficiency	(21,759,966)	(6,959,283)

Total shareholders' deficiency and liabilities	$490,312	$227,090

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars) Unaudited
	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

Operating expenses
Operation and administration	$229,686	$218,380	$293,320	$876,639
Exploration	3,985,959	3,003,911	4,944,763	3,814,176
Legal and accounting	53,403	51,973	81,975	121,131
Consulting	113,260	118,807	197,900	192,458
Loss from operations	(4,382,308)	(3,393,071)	(5,517,958)	(5,004,404)

Other income or gain (expense or loss)
Change in derivative liability (notes 7, 8 and 10)	(8,815,862)	406,276	(10,629,119)	1,526,213
Accretion expense (notes 7 and 8)	(73,389)	(235,255)	(107,258)	(343,909)
Gain (loss) on foreign exchange	(7,430)	(6,903)	(6,757)	1,589
Interest expense (notes 7 and 8)	(51,991)	(50,410)	(99,881)	(95,342)
Loss on sale of equipment	-	(10,930)	-	(10,930)
Loss on debt settlement (note 10)	-	-	(1,056,296)	-
Loss before income tax	(13,330,980)	(3,290,293)	(17,417,269)	(3,926,783)
Provision for income taxes	-	-	-	-

Net loss and comprehensive loss for the period	$(13,330,980)	$(3,290,293)	$(17,417,269)	$(3,926,783)

Net loss per common share - basic and fully diluted	$(0.19)	$(0.88)	$(0.31)	$(1.10)

Weighted average number of common shares - basic and fully diluted	69,817,196	3,738,783	56,973,827	3,568,499

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) Unaudited
	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

Operating activities
Net loss for the period	$(17,417,269)	$(3,926,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	167,770	43,893
Depreciation expense	53,921	7,212
Change in fair value of warrant liability	10,629,119	(1,526,213)
Accretion expense	107,258	343,909
Loss on sale of equipment	-	10,930
Interest expense on lease liability	14,944	-
Loss on debt settlement	1,056,296	-
Changes in operating assets and liabilities:
Accounts receivable	(15,161)	141,991
Deposit	-	21,312
Prepaid expenses	25,455	394,414
Accounts payable	670,380	770,563
Accrued liabilities	3,192,282	1,874,525
Other liabilities	(11,117)	12,550
Interest payable	99,881	95,342
Net cash used in operating activities	(1,426,241)	(1,736,355)

Investing activities
Proceeds on disposal of equipment	-	10,000
Net cash provided by investing activities	-	10,000

Financing activities
Proceeds from convertible loan payable	-	474,250
Proceeds from issuance of common stock, net of issue costs	1,157,464	879,493
Lease payments	(59,096)	-
Proceeds from promissory note	382,367	-
Net cash provided by financing activities	1,480,735	1,353,743

Net change in cash and cash equivalents	54,494	(372,612)
Cash and cash equivalents, beginning of period	28,064	502,660
Cash and cash equivalents, end of period	$82,558	$130,048

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable and accrued liabilities	$717,673	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Changes in Shareholders' Deficiency (Expressed in United States Dollars) Unaudited
	Common Stock Shares	Common Stock Amount	Additional paid-in-capital	Shares to be issued	Deficit accumulated during the exploration stage	Total

Balance, June 30, 2018	3,301,372	3	23,397,259	-	(23,613,576)	(216,314)
Stock-based compensation	-	-	43,893	-	-	43,893
Shares issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Issue costs	-	-	(35,812)	-	-	(35,812)
Shares issued at $0.57 per share (ii)	645,866	1	365,340	-	-	365,341
Stock options exercised	43,750	-	268,930	-	-	268,930
Warrant valuation	-	-	(620,856)	-	-	(620,856)
Net loss for the period	-	-	-	-	(3,926,783)	(3,926,783)

Balance, December 31, 2018	4,151,396	4	23,968,087	-	(27,540,359)	(3,572,268)

Balance, June 30, 2019	15,811,396	16	24,284,765	107,337	(31,351,401)	(6,959,283)
Stock-based compensation	-	-	167,770	-	-	167,770
Shares issued at $0.04 per share (iii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Issue costs	-	-	(65,315)	-	-	(65,315)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Net loss for the period	-	-	-	-	(17,417,269)	(17,417,269)

Balance, December 31, 2019	69,817,196	70	27,008,634	-	(48,768,670)	(21,759,966)

(i) Shares issued at C$4.50, converted to US at $3.42 (note 10)

(ii) Shares issued at C$0.75, converted to US at $0.57 (note 10)

(ii) Shares issued at C$0.05, converted to US at $0.04 (note 10)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis.  Bunker Hill Mining Corp. (the "Company") has incurred losses since inception resulting in an accumulated deficit of $48,768,670 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2019. The interim results for the period ended December 31, 2019 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

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

4. Equipment

Equipment consists of the following:

	December 31, 2019	June 30, 2019
Leasehold improvements	$-	59,947
Equipment	9,050	9,050
	9,050	68,997
Less accumulated depreciation	(4,095)	(16,947)
Equipment, net	$4,955	52,050

5. Right-of-use asset

Right-of-use asset consists of the following:

	December 31, 2019	June 30, 2019
Office lease	$319,133	$-
Less accumulated depreciation	(53,016)	-
Right-of-use asset, net	$266,117	$-

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

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

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) added to the purchase price of the mine should the Company choose to exercise its option. As at December 31, 2019, the Company has accrued for a total of $1,783,000 of the deferred payments and is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

6.Mining interests (continued)

Bunker Hill Mine Complex (continued)

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1, 2018, December 1, 2018, June 1, 2019 and November 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments. The Company has included all unpaid EPA costs in accounts payable and accrued liabilities amounting to $5,800,000.

On October 22, 2019, the Company signed a further amendment to the Agreement. Under the new amended agreement, the lease period has been extended for an additional period of nine months through August 1, 2020. The Company will continue to make a monthly care and maintenance payment of $60,000. Additionally, the option to purchase has been amended providing for a purchase price of $11 million plus those negotiated payments to be made to EPA amounting to $20 million for 100% of the marketable assets of Bunker Assets. The purchase option may be exercised at any time during the remaining period of the lease. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the amended agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option.  In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

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

Three and Six Months Ended December 31, 2019

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

At December 31, 2019, the fair value of the conversion features were estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2019	December 31, 2019
Expected life	365 days	181 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.54%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	December 31, 2019
Expected life	365 days	181 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.54%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

7.Convertible loan payable (continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2019	December 31, 2019
Expected life	349 days	165 days
Volatility	100%	100%
Risk free interest rate	1.95%	1.54%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	December 31, 2019
Expected life	405 days	221 days
Volatility	100%	100%
Risk free interest rate	1.84%	1.52%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$0
Change in derivative liability		$0

The residual value of the Principal Amount was deemed to be $61,448, net of $20,074 of expenses, and the residual value of the Additional Amount was deemed to be $34,850, net of $38,449 of expenses. The residual value of the loan after the loan extension was deemed to be $1,800,000, net of $200,000 of expenses.

Accretion expense for the three and six months ended December 31, 2019 were $37,304 and $71,173, respectively (three and six months ended December 31, 2018 - $235,255 and $343,909, respectively) based on effective interest rate of 16% after the loan extension.

Interest expense for the three and six months ended December 31, 2019 were $47,891 and $95,781, respectively (three and six months ended December 31, 2018 - $50,410 and $95,342, respectively).

Amount

Balance, June 30, 2018	$70,820
Proceeds on issuance	500,000
Debt issue costs	(238,455)
Conversion feature valuation	(205,444)
Warrant valuation	(221,256)
Accretion expense	734,589
Loss on loan extinguishment	1,204,073
Partial extinguishment	(100,000)

Balance, June 30, 2019	$1,744,327
Accretion expense	71,173

Balance, December 31, 2019	$1,815,500

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

8.Promissory notes payable

(i) On November 13, 2019, the Company issued a promissory note in the amount of $300,000. The note is unsecured, bears interest of 1% monthly, and is due on demand after 90 days from issuance. In consideration for the loan, the Company issued 400,000 common share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one common share of the Company at a price of C$0.80 per share for a period of two years.

The Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of the warrants was determined on the date of issuance and marks to market at each financial reporting period.

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	November 14, 2019	December 31, 2019
Expected life	731 days	683 days
Volatility	100%	100%
Risk free interest rate	1.53%	1.62%
Dividend yield	0%	0%
Share price	$0.53	$0.46
Fair value	$106,622	$83,123
Change in derivative liability		$23,499

Accretion expense for the three and six months ended December 31, 2019 were $36,085 and $36,085, respectively (three and six months ended December 31, 2018 - $nil).

Interest expense for the three and six months ended December 31, 2019 were $4,100 and $4,100, respectively (three and six months ended December 31, 2018 - $nil).

(ii) On December 31, 2019, the Company issued a promissory note in the amount of $82,367 (C$107,000). The note bears no interest and is due on demand. This promissory note has been repaid subsequent to period end.

9. Lease liability

The Company has an operating lease for office space that expires in 2022.  Below is a summary of the Company's lease liability as of December 31, 2019:

Office lease
Balance, June 30, 2019	$-
Addition	319,133
Interest expense	14,944
Lease payments	(59,096)

Balance, December 31, 2019	274,981
Less: current portion	(101,855)

Long-term lease liability	$173,126

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

•750,000,000 common shares with a par value of $0.000001 per common share; and

•10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

On August 1, 2019, the Company closed the second and final tranche ("Tranche Two") of the non-brokered private placement, issuing 23,005,800 units ("August 2019 Units") at $0.05 per August 2019 Unit for gross proceeds of C$1,150,290 ($868,758) and incurring financing costs of $22,078. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. Of the 23,005,800 August 2019 Units issued, 16,962,846 August 2019 Units were issued to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the shares issued. As a result, the Company recorded resulting in loss on debt settlement of $858,495.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

On August 23, 2019, the Company closed the first tranche (the "First Tranche") of the non-brokered private placement, issuing 30,000,000 common shares of the Company at C$0.05 per share for gross proceeds of C$1,500,000 ($1,126,344) and incurring financing costs of $28,847. Of the 30,000,000 common shares issued, 2,033,998 common shares were issued to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the shares issued. As a result, the Company recorded a loss on debt settlement of $197,800.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2019:

August 2019 issuance	August 1, 2019	December 31, 2019
Expected life	731 days	579 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.54%
Dividend yield	0%	0%
Share price	$0.09	$0.46
Fair value	$468,227	$7,420,026
Change in derivative liability		$(6,951,799)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The warrant liabilities as a result of the December 2017, August 2018, November 2018, and June 2019 private placements were revalued as at December 31, 2019 and June 30, 2019 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2019	December 31, 2019
Expected life	532 days	348 days
Volatility	100%	100%
Risk free interest rate	1.66%	1.77%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$0
Change in derivative liability		$0

August 2018 issuance	June 30, 2019	December 31, 2019
Expected life	771 days	587 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.74%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$0	$5,545
Change in derivative liability		$(5,545)

November 2018 issuance	June 30, 2019	December 31, 2019
Expected life	882 days	698 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.61%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$1,875	$121,336
Change in derivative liability		$(119,461)

June 2019 issuance	June 30, 2019	December 31, 2019
Expected life	727 days	545 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.54%
Dividend yield	0%	0%
Share price	$0.05	$0.46
Fair value	$114,934	$3,690,747
Change in derivative liability		$(3,575,813)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)

Balance, June 30, 2018	663,496	$16.02
Issued	12,582,988	0.38
Cancelled	(200,000)	20.00

Balance, June 30, 2019	13,046,484	$0.88
Issued	23,405,800	0.26

Balance, December 31, 2019	36,452,284	$0.48

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable

December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
June 13, 2020	8.50	229,464	229,464
August 9, 2021	4.50	116,714	116,714
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
August 1, 2021	0.25	23,005,800	23,005,800
November 13, 2021	0.80	400,000	400,000
		36,452,284	36,452,284

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended December 31, 2019:

	Number of stock options	Weighted average exercise price (C$)

Balance, June 30, 2018	287,100	$7.50
Granted (i)	43,750	8.00
Exercised	(43,750)	8.00

Balance, June 30, 2019	287,100	$7.50
Granted (ii)	1,575,000	0.60
Forfeited	(169,600)	9.53

Balance, December 31, 2019	1,692,500	$1.27

(i) On September 27, 2018, 43,750 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018. These options had a 5-year life and were exercisable at C$8.00 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full. The grant date fair value of the options were estimated at $43,893. The vesting of these options resulted in stock-based compensation of $nil for the three and six months ended December 31, 2019 (three and six months ended December 31, 2018 - $nil and $43,893, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options were estimated at $435,069. The vesting of these options resulted in stock-based compensation of $167,770 for the three and six months ended December 31, 2019 (three and six months ended December 31, 2018 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

Year	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
2020	1.54%	0%	100%	C$0.50	5 years
2019	2.32%	0%	100%	C$2.30	5 years

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended December 31, 2019

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Stock options (continued)

The following table reflects the actual stock options issued and outstanding as of December 31, 2019:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)

10.00	2.34	82,000	82,000
16.50	2.93	10,000	10,000
8.50	3.47	25,500	25,500
0.60	4.82	1,575,000	607,346
		1,692,500	724,846

11.Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 6, the Company is required to make monthly payment of $60,000 for care and maintenance. Including the previously accrued payments, a total of $1,783,000 is payable when the Company decides to acquire the mine at which time these payments will be waived.

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  Payments to the EPA started with $1 million 30 days after a fully ratified agreement is signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the Company agreed to reimburse the EPA for water treatment costs totaling $80,000 per month to be paid every six months on December 1 and June 1. The $2 million required for November 1, 2018, December 1, 2018, June 1, 2019, November 1, 2019 and December 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.  The $2 million, $3 million due on November 1, 2019 and $480,000 semi-annual payment are being accrued as payable pending completion of discussions with the EPA, where Management hopes to have more clarity on payments. As at December 31, 2019, $5,800,000 payable to the EPA has been included in accounts payable and accrued liabilities.

12.Related party transactions

During the three and six months ended December 31, 2019, John Ryan (Director and Interim CEO) billed $13,500 and $29,000, respectively, Wayne Parsons (Director and CFO) billed $19,651 and $62.269, respectively, and Hugh Aird billed $nil and $9,774, respectively,  for services to the Company.

At December 31, 2019, $32,107 is owed to Mr. Parsons, all amounts included in accounts payable and accrued liabilities.

13.Subsequent event

On January 31, 2020, the Company announced a non-brokered equity financing consisting of an offering of common shares of the Company at $0.56 per common share for gross proceeds of C$4,000,000, subject to the Company's overallotment option at its discretion.

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

On October 22, 2019, the lease was amended and continues until August 1, 2020.   The lease period can be extended by a further 12 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments and previously accrued outstanding amounts. However, if and when the Company exercises its purchase of the mine (as described below), these deferred payments are waived by the mine owner.

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

In addition to the payments to Placer Mining, pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1, 2018, December 1, 2018, June 1, 2019 and November 30, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.

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

In addition to reports, there are several thousand historical maps of all scales and sizes as well as historical mineral diagrams which detail the mineral bodies that remained in the mine at the time of closure in January 1991. These reports are not compliant with Canada National Instrument 43-101 and cannot be used for the purposes of establishing reserves pursuant to that standard.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended December 31, 2019 as compared to the three and six months ended December 31, 2018. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Revenue

During the three-month periods ended December 31, 2019 and 2018, the Company generated no revenue.

Operating expenses

During the three-month period ended December 31, 2019, the Company reported total operating expenses of $4,382,308 compared to $3,393,071 during the three-month period ended December 31, 2018, an increase of $989,237.  The three-month increase results primarily from a $981,968 increase in exploration, mainly due to the $3 million EPA fees incurred during the period.

During the six-month period ended December 31, 2019, the Company reported total operating expenses of $5,517,958 compared to $5,004,404 during the six-month period ended December 31, 2018, an increase of $513,554.  The six-month increase results primarily from a $1,130,587 increase in exploration, mainly due to the $3 million EPA fees incurred during the period, offset by $583,319 decrease in operation and administration due to cost-cutting measures.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended December 31, 2019, some activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive loss of $13,330,980 for the three months ended December 31, 2019, compared to a net loss and comprehensive loss of $3,290,293 for the three months ended December 31, 2018, an increase of $10,040,687.  The increase in net loss and comprehensive loss was primarily due to a $9,222,138 decrease in change in derivative liabilities due to the changes in the valuation of the warrant liabilities due to increase in the Company’s share price and $982,048 increase in exploration.

The Company had a net loss and comprehensive loss of $17,417,269 for the six months ended December 31, 2019, compared to a net loss and comprehensive loss of $3,926,783 for the six months ended December 31, 2018, an increase of $13,490,486.  The increase in net loss and comprehensive loss was primarily due to a $12,155,332, decrease in change in derivative liabilities due to the changes in the valuation of the warrant liabilities due to increase in the Company’s share price, $1,056,296 increase in loss on debt settlement and $1,130,587 increase in exploration.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in the fair value of the warrants and conversion features resulted from the shortened expected life due to passage of time as well as fluctuations in the volatility of the share price. The change in fair value of the warrants and the conversion features was loss of $8,815,862 and $10,629,119, respectively, for the three and six months ended December 31, 2019 (gain of $406,276 and $1,526,213, respectively, for the three and six months ended December 31, 2018) and are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

Current Assets and Total Assets

As of December 31, 2019, the unaudited balance sheet reflects that the Company had: i) total current assets of $150,300, compared to total current assets of $106,100 at June 30, 2019, an increase of $44,200, or approximately 42%; and ii) total assets of $490,312, compared to total assets of $227,090 at June 30, 2019, an increase of $263,222, or approximately 116%.  The increase generally resulted from the private placements completed during the six months ended December 31, 2019 and addition of right-of-use asset for the Company’s office lease due to the adoption of ASU 2016-02 effective July 1, 2019, offset by cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of December 31, 2019, the unaudited balance sheet reflects that the Company had: i) total current liabilities of $10,756,375, compared to total current liabilities of $7,069,564 at June 30, 2019, an increase of $3,686,811, or approximately 52%; and ii) total liabilities of $22,250,278, compared to total liabilities of $7,186,373 at June 30, 2019, an increase of $15,063,905, or approximately 210%.

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

Cash Flow – for the interim periods ended December 31, 2019 and 2018

During the interim periods ended December 31, 2019 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $54,494 during the six months ended December 31, 2019 compared to a net decrease in cash of $372,612 during the six months ended December 31, 2018. The following provides additional discussion and analysis of cash flow.

For the nine months ended September 30,	2019 $	2018 $
Net cash used in operating activities	(1,426,241)	(1,736,355)
Net cash provided by investing activities	-	10,000
Net cash provided by financing activities	1,480,735	1,353,743
Net Change in Cash	54,494	(372,612)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    John Ryan

John Ryan, President and Chief Executive Officer

Date:  February 19, 2020

By: /s/    Wayne Parsons

Wayne Parsons, Chief Financial Officer

Date:  February 19, 2020