Form 10-Q
period 2020-03-31
Bunker Hill Mining Corp.
filed 2020-05-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐  Yes  ☒   No

As of May 15, 2020, the Issuer had 79,152,797 shares of common stock issued and outstanding.

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

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2020

Bunker Hill Mining Corp. Condensed Interim Consolidated Balance Sheets (Expressed in United States Dollars) Unaudited
	As at March 31, 2020	As at June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$204,232	$28,064
Accounts receivable	70,612	42,864
Prepaid expenses	4,904	35,172
Total current assets	279,748	106,100

Non-current assets
Equipment (note 4)	39,244	52,050
Right-of-use assets (note 5)	240,185	-
Long term deposit	68,939	68,939
Mining interests (note 6)	1	1
Total assets	$628,117	$227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 12)	$2,346,314	$2,170,398
Accrued liabilities (notes 6 and 11)	5,919,951	2,896,025
Other liabilities	-	57,307
Interest payable (notes 7 and 8)	354,004	201,507
Convertible loan payable (note 7)	1,562,619	1,744,327
Promissory notes payable (note 8)	300,000	-
Current portion of lease liability (note 9)	133,695	-
Total current liabilities	10,616,583	7,069,564

Non-current liabilities
Lease liability (note 9)	95,598	-
Derivative warrant liability (notes 7, 8 and 10)	475,374	116,809
Total liabilities	11,187,555	7,186,373

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized;76,819,897 and 15,811,396 common shares issued and outstanding, respectively (note 10)	77	16
Additional paid-in-capital (note 10)	28,635,306	24,284,765
Shares to be issued (note 10)	86,845	107,337
Deficit accumulated during the exploration stage	(39,281,666)	(31,351,401)

Total shareholders' deficiency	(10,559,438)	(6,959,283)

Total shareholders' deficiency and liabilities	$628,117	$227,090

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Income (loss) and Comprehensive Income (loss) (Expressed in United States Dollars) Unaudited
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019

Operating expenses
Operation and administration	$183,724	$124,325	$477,044	$1,000,964
Exploration	730,334	999,602	5,675,097	4,813,778
Legal and accounting	62,408	55,140	144,383	176,271
Consulting	201,087	60,772	398,987	253,230

Income (loss) from operations	(1,177,553)	(1,239,839)	(6,695,511)	(6,244,243)

Other income or gain (expense or loss)
Change in derivative liability (notes 7, 8 and 10)	10,845,404	(1,223)	216,285	1,524,990
Accretion expense (notes 7 and 8)	(108,250)	(476,155)	(215,508)	(820,064)
Loss on foreign exchange	(10,574)	(13,262)	(17,331)	(11,673)
Interest expense (notes 7 and 8)	(52,616)	(95,926)	(152,497)	(191,268)
Loss on sale of equipment	-	-	-	(10,930)
Loss on loan extinguishment (note 7)	(9,407)	-	(9,407)	-
Loss on debt settlement (note 10)	-	-	(1,056,296)	-

Income (loss) before income tax	9,487,004	(1,826,405)	(7,930,265)	(5,753,188)
Provision for income taxes	-	-	-	-

Net income (loss) and comprehensive income (loss) for the period	$9,487,004	$(1,826,405)	$(7,930,265)	$(5,753,188)

Net income (loss) per common share- basic and fully diluted	$0.13	$(0.44)	$(0.12)	$(1.53)

Weighted average number of common shares - basic and fully diluted	74,242,891	4,151,396	63,990,809	3,758,277

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) Unaudited
	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Operating activities
Net loss for the period	$(7,930,265)	$(5,753,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	253,661	43,403
Depreciation expense	82,134	6,366
Change in fair value of warrant liability	(216,285)	(1,525,076)
Accretion expense	215,508	820,064
Loss on sale of equipment	-	10,930
Loss on loan extinguishment	9,407	-
Interest expense on lease liability	21,387	-
Loss on debt settlement	1,056,296	-
Foreign exchange gain on re-translation of lease liability	(19,676)	-

Changes in operating assets and liabilities:
Accounts receivable	(27,748)	206,390
Deposit	-	21,312
Prepaid expenses	30,268	418,737
Accounts payable	633,701	1,581,235
Accrued liabilities	3,269,424	2,182,714
Other liabilities	(11,117)	10,805
Interest payable	152,497	144,654
Net cash used in operating activities	(2,480,808)	(1,831,654)

Investing activities
Purchase of machinery and equipment	(36,570)	(6,556)
Proceeds on disposal of equipment	-	10,000
Net cash provided by (used in) investing activities	(36,570)	3,444

Financing activities
Proceeds from convertible loan payable	-	474,250
Proceeds from issuance of common stock, net of issue costs	2,398,252	879,493
Shares to be issued	86,845	-
Lease payments	(91,551)	-
Proceeds from promissory notes	458,094	-
Repayment of promissory note	(158,094)	-
Net cash provided by financing activities	2,693,546	1,353,743

Net change in cash and cash equivalents	176,168	(474,467)
Cash and cash equivalents, beginning of period	28,064	502,660
Cash and cash equivalents, end of period	$204,232	$28,193

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable and accrued liabilities	717,673	-
Common stock issued to settle convertible loan	300,000	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Changes in Shareholders' Deficiency (Expressed in United States Dollars) Unaudited
	Common stock Shares	Common stock Amount	Additional paid-in-capital	Shares to be issued	Deficit Accumulated during the Exploration Stage	Total
Balance, June 30, 2018	3,301,372	$3	$23,397,259	$-	$(23,613,576)	$(216,314)
Stock-based compensation	-	-	43,403	-	-	43,403
Shares issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Issue costs	-	-	(35,812)	-	-	(35,812)
Shares issued at $0.57 per share (ii)	645,866	1	365,340	-	-	365,341
Stock options exercised	43,750	-	268,930	-	-	268,930
Warrant valuation	-	-	(620,856)	-	-	(620,856)
Net loss for the period	-	-	-	-	(5,753,188)	(5,753,188)
Balance, March 31, 2019	4,151,396	$4	$23,967,597	$-	$(29,366,764)	$(5,399,163)

Balance, June 30, 2019	15,811,396	$16	$24,284,765	$107,337	$(31,351,401)	$(6,959,283)
Stock-based compensation	-	-	253,661	-	-	253,661
Shares issued at $0.04 per share (iii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Shares issued at $0.42 per share (iv)	2,991,073	3	1,256,851	-	-	1,256,854
Shares issued for debt settlement at $0.42 per share (iv)	696,428	1	299,999			300,000
Finder's units issued	3,315,200	3	125,177	-	-	125,180
Finder's warrants issued	-	-	50,223	-	-	50,223
Issue costs	-	-	(256,784)	-	-	(256,784)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Shares to be issued (note 10)	-	-	-	86,845	-	86,845
Net loss for the period	-	-	-	-	(7,930,265)	(7,930,265)
Balance, March 31, 2020	76,819,897	$77	$28,635,306	$86,845	$(39,281,666)	$(10,559,438)

(i) Shares issued at C$4.50, converted to US at $3.42 (note 10)

(ii) Shares issued at C$0.75, converted to US at $0.57 (note 10)

(iii) Shares issued at C$0.05, converted to US at $0.04 (note 10)

(iv) Shares issued at C$0.56, converted to US at $0.42 (note 10)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis.  Bunker Hill Mining Corp. (the "Company") has incurred losses since inception resulting in an accumulated deficit of $39,281,666 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2019. The interim results for the period ended March 31, 2020 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

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

4. Equipment

Equipment consists of the following:

	March 31, 2020	June 30, 2019
Leasehold improvements	$-	$59,947
Equipment	45,620	9,050
	45,620	68,997
Less accumulated depreciation	(6,376)	(16,947)
Equipment, net	$39,244	$52,050

5. Right-of-use asset

Right-of-use asset consists of the following:

	March 31, 2020	June 30, 2019
Office lease	$319,133	$-
Less accumulated depreciation	(78,948)	-
Right-of-use asset, net	$240,185	$-

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

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

During the fiscal year ended June 30, 2017, the Company made payments totalling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and are included in exploration expenses.

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

On October 2, 2018, the Company announced that it was in default of its Lease with Option to Purchase Agreement with Placer Mining. The default arose as a result of missed lease and operating cost payments, totalling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While Management worked with urgency to resolve this matter, Management was ultimately unsuccessful in remedying the default, resulting in the lease being terminated.

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at March 31, 2020, the Company has accrued for a total of $1,787,300, which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

6.Mining interests (continued)

Bunker Hill Mine Complex (continued)

On October 22, 2019, the Company signed a further amendment to the Agreement. The key terms of this amended agreement are as follows:

*The lease period has been extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a 1 time $60,000 extension fee.

*The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase.

*The purchase price is set at $11 million for 100% of the marketable assets of Bunker Assets to be paid with $6,200,000 in cash, and $4,800,000 in shares. The purchase price also includes the negotiable EPA costs of $20 million. The amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the amended agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option.  In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

In addition to the payments to Placer Mining, and pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed followed by a payment schedule detailed below:

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Of these, the December 1, 2018, and June 1, 2019 payments were not made, totalling $960,000 outstanding. The Company is having discussions with the EPA to amend and defer these payments. The Company has included all unpaid EPA payments in accounts payable and accrued liabilities amounting to $5,960,000.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

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

During the year ended June 30, 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020. This was accounted for as a loan extinguishment which resulted in the recording of a net loss on loan extinguishment of $1,195,880.

In June 2019, the Company repaid $100,000 of the Additional Amount, which resulted in the recording of a net loss on loan extinguishment of $8,193.

In February 2020, the Company repaid $300,000 of the Additional Amount, which resulted in the recording of a net loss on loan extinguishment of $9,407.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

7.Convertible loan payable (continued)

At March 31, 2020, the fair value of the conversion features were estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2019	March 31, 2020
Expected life	365 days	90 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.21%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	March 31, 2020
Expected life	365 days	90 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.21%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$0
Change in derivative liability		$0

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2019	March 31, 2020
Expected life	349 days	74 days
Volatility	100%	100%
Risk free interest rate	1.95%	1.11%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	March 31, 2020
Expected life	405 days	131 days
Volatility	100%	100%
Risk free interest rate	1.84%	1.33%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

7.Convertible loan payable (continued)

The residual value of the Principal Amount was deemed to be $61,448, net of $20,074 of expenses, and the residual value of the Additional Amount was deemed to be $34,850, net of $38,449 of expenses. The residual value of the loan after the loan extension was deemed to be $1,800,000, net of $200,000 of expenses.

Accretion expense for the three and nine months ended March 31, 2020 were $37,713 and $108,885, respectively (three and nine months ended March 31, 2019 - $476,155 and $820,064, respectively) based on effective interest rate of 16% after the loan extension.

Interest expense for the three and nine months ended March 31, 2020 were $43,616 and $139,397, respectively (three and nine months ended March 31, 2019 - $95,925 and $191,268, respectively).

Amount

Balance, June 30, 2018	$70,820
Proceeds on issuance	500,000
Debt issue costs	(238,455)
Conversion feature valuation	(205,444)
Warrant valuation	(221,256)
Accretion expense	734,589
Loss on loan extinguishment	1,204,073
Partial extinguishment	(100,000)

Balance, June 30, 2019	$1,744,327
Accretion expense	108,885
Loss on loan extinguishment	9,407
Partial repayment	(300,000)

Balance, March 31, 2020	$1,562,619

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

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

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	November 14, 2019	March 31, 2020
Expected life	731 days	592 days
Volatility	100%	100%
Risk free interest rate	1.53%	1.68%
Dividend yield	0%	0%
Share price	$0.53	$0.07
Fair value	$106,622	$1,945
Change in derivative liability		$104,677

Accretion expense for the three and nine months ended March 31, 2020 were $70,537 and $106,623, respectively (three and nine months ended March 31, 2019 - $nil).

Interest expense for the three and nine months ended March 31, 2020 were $9,000 and $13,100, respectively (three and nine months ended March 31, 2019 - $nil).

(ii) On December 31, 2019, the Company issued a promissory note in the amount of $82,367 (C$107,000). The note bears no interest and is due on demand. This promissory note has been repaid.

(iii) On January 29, 2020, the Company issued a promissory note in the amount of $75,727 (C$100,000). The note bears no interest and is due on demand. This promissory note has been repaid.

9. Lease liability

The Company has an operating lease for office space that expires in 2022.  Below is a summary of the Company's lease liability as of March 31, 2020:

Office lease
Balance, June 30, 2019	$-
Addition	319,133
Interest expense	21,387
Lease payments	(91,551)
Foreign exchange gain	(19,676)
Balance, March 31, 2020	229,293
Less: current portion	(133,695)
Long-term lease liability	$95,598

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total
Base rent	162,048	162,048	27,008	351,104
Additional rent	150,060	150,060	25,010	325,130
	312,108	312,108	52,018	676,234

10. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

*750,000,000 common shares with a par value of $0.000001 per common share; and

*10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC ("Hummingbird") has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 7).

On August 1, 2019, the Company closed the second and final tranche ("Tranche Two") of the non-brokered private placement, issuing 23,005,800 units ("August 2019 Units") at C$0.05 per August 2019 Unit for gross proceeds of C$1,150,290 ($868,758) and incurring financing costs of $22,078. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. Of the 23,005,800 August 2019 Units issued, 16,962,846 August 2019 Units were issued to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the shares issued. As a result, the Company recorded resulting in loss on debt settlement of $858,495.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

On August 23, 2019, the Company closed the first tranche (the "First Tranche") of the non-brokered private placement, issuing 27,966,002 common shares of the Company at C$0.05 per share for gross proceeds of C$1,398,300 ($1,057,956) and incurring financing costs of $28,847. 2,033,998 common shares were issued to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the shares issued. As a result, the Company recorded a loss on debt settlement of $197,800.

On August 30, 2019, the Company closed the second and final tranche (the "Second Tranche") of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per share for gross proceeds of C$50,000 ($37,550).

On February 26, 2020, the Company closed a non-brokered private placement, issuing 3,687,501 common shares of the Company at C$0.56 per share for gross proceeds of C$2,065,000 ($1,556,854) and incurring financing costs of $16,067 and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. Of the 3,687,501 common shares, Hummingbird acquired 696,428 common shares for $300,000 which was applied to reduction of the principal amount owing under the convertible loan facility (see note 7).

During the nine months ended March 31, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as a compensation to a finder valued at C$165,760 ($125,180).

As at March 31, 2020, the Company received cash proceeds of $86,845 for a private placement that did not close and included the amount in shares to be issued.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at March 31, 2020:

August 2019 issuance	August 1, 2019	March 31, 2020
Expected life	731 days	488 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.57%
Dividend yield	0%	0%
Share price	$0.09	$0.07
Fair value	$468,227	$301,620
Change in derivative liability		$166,607

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The warrant liabilities as a result of the December 2017, August 2018, November 2018, and June 2019 private placements were revalued as at March 31, 2020 and June 30, 2019 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2019	March 31, 2020
Expected life	532 days	257 days
Volatility	100%	100%
Risk free interest rate	1.66%	1.45%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$0
Change in derivative liability		$0

August 2018 issuance	June 30, 2019	March 31, 2020
Expected life	771 days	496 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.58%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$0	$2,964
Change in derivative liability		$(2,964)

November 2018 issuance	June 30, 2019	March 31, 2020
Expected life	882 days	607 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.69%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$1,875	$2,003
Change in derivative liability		$(128)

June 2019 issuance	June 30, 2019	March 31, 2020
Expected life	727 days	454 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.54%
Dividend yield	0%	0%
Share price	$0.05	$0.07
Fair value	$114,934	$166,842
Change in derivative liability		$(51,908)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)

Balance, June 30, 2018	663,496	$16.02
Issued	12,582,988	0.38
Cancelled	(200,000)	20.00

Balance, June 30, 2019	13,046,484	$0.88
Issued	26,960,284	0.25

Balance, March 31, 2020	40,006,768	$0.45

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable

December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
June 13, 2020	8.50	229,464	229,464
August 9, 2021	4.50	116,714	116,714
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
August 1, 2021	0.25	23,005,800	23,005,800
November 13, 2021	0.80	400,000	400,000
August 1, 2021	0.25	763,200	763,200
August 23, 2021	0.05	1,912,000	1,912,000
February 7, 2022	0.25	640,000	640,000
February 26, 2022	0.70	239,284	239,284
		40,006,768	40,006,768

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended March 31, 2020:

	Number of stock options	Weighted average exercise price (C$)

Balance, June 30, 2018	287,100	$7.50
Granted (i)	43,750	8.00
Exercised	(43,750)	8.00

Balance, June 30, 2019	287,100	$7.50
Granted (ii)	1,575,000	0.60
Forfeited	(169,600)	9.53

Balance, March 31, 2020	1,692,500	$1.27

(i) On September 27, 2018, 43,750 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018. These options had a 5-year life and were exercisable at C$8.00 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full. The grant date fair value of the options were estimated at $43,893. The vesting of these options resulted in stock-based compensation of $nil for the three and nine months ended March 31, 2020 (three and nine months ended March 31, 2019 - $nil and $43,893, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options were estimated at $435,069. The vesting of these options resulted in stock-based compensation of $85,891 and $253,661, respectively for the three and nine months ended March 31, 2020 (three and nine months ended March 31, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

10. Capital stock, warrants and stock options (continued)

Stock options (continued)

The following table reflects the actual stock options issued and outstanding as of March 31, 2020:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)

10.00	2.09	82,000	82,000
16.50	2.68	10,000	10,000
8.50	3.22	25,500	25,500
0.60	4.57	1,575,000	375,000
		1,692,500	492,500

11.Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 6, the Company is required to make monthly payment of $60,000 for care and maintenance. Including the previously accrued payments, a total of $1,787,300 is payable until the Company decides to acquire the mine at which time these payments will be waived.

As stipulated in the agreement with the EPA and as described in note 6, the company is required to make payments to the EPA. As at March 31, 2020, $5,960,000 payable to the EPA has been included in accounts payable and accrued liabilities.

The Company has entered into a lease agreement which expires in May 2022. Minimum monthly rental expenses are C$26,000 and are offset by rental income obtained through a series of subleases held by the Company.

12.Related party transactions

During the three and nine months ended March 31, 2020, John Ryan (Director and former CEO) billed $13,500 and $42,500, respectively, Wayne Parsons (Director and CFO) billed $56,255 and $118,524, respectively, Hugh Aird (Director) billed $nil and $9,774, respectively, and Richard Williams (Director and Executive Chairman) billed $90,000 for services to the Company.

At March 31, 2020, $7,500 is owed to Mr. Parsons and $90,000 is owed to Mr. Williams with all amounts included in accounts payable and accrued liabilities.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended March 31, 2020

(Expressed in United States Dollars)

Unaudited

13.Subsequent events

On April 7, 2020, 2,332,900 warrants were exercised for consideration of C$583,225 ($417,006).

On April 14, 2020, Mr. Sam Ash was appointed as President and CEO of the Company to replace in this position Mr. John Ryan. Mr. Ryan will continue to serve the Company as a member of the Board of Directors.

On April 14, 2020, the Company granted 400,000 restricted share units ("RSUs") of the Company to Mr. Ash. Each RSU entitles Mr. Ash to acquire one common share of the Company at a deemed issuance price of C$0.55. The RSUs vest in one fourth increments upon each anniversary of the grant date.

On April 17, 2020, the Company granted 5,957,659 stock options, 200,000 RSUs and 7,500,000 deferred share units ("DSUs") to officers, director and consultants of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. Each RSU entitles the holder to acquire one common share of the Company at a deemed issuance price of C$0.55. The RSUs vest in one fourth increments upon each anniversary of the grant date. Each DSU vest in one fourth increments upon each anniversary of the grant date and may be redeemed in accordance with the terms of the DSU plan.

On April 24, 2020, the Company extended the demand date of the promissory note payable (see note 8(i)) to August 1, 2020. In consideration, the Company issued 400,000 common share purchase warrants to the lender at an exercise price of C$0.50. The warrants expire on November 13, 2021.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the recent outbreak of respiratory illness caused by COVID-19, which was declared a pandemic by the World Health Organization on March 12, 2020. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

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

On October 22, 2019, the lease was amended and continues until August 1, 2020.   The lease period can be extended by a further 6 months at the Company’s discretion.  Under the revised terms of its agreement, during the term of the lease, the Company must make $60,000 monthly mining lease payments and previously accrued outstanding amounts. However, if and when the Company exercises its purchase of the mine (as described below), these deferred payments are waived by the mine owner.

Under the revised term, the Company has an option to purchase 100% of the marketable assets of the Bunker Hill Mine for a purchase price of $11 million at any time before the end of the lease. The purchase price also includes the negotiable EPA costs of $20 million. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner.

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

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue

During the three-month periods ended March 31, 2020 and 2019, the Company generated no revenue.

Operating expenses

During the three-month period ended March 31, 2020, the Company reported total operating expenses of $1,177,553 compared to $1,239,839 during the three-month period ended March 31, 2019, a decrease of $62,286.  The three-month decrease results primarily from a $269,268 decrease in exploration, offset by a $140,315 increase in consulting.

During the nine-month period ended March 31, 2020, the Company reported total operating expenses of $6,695,511 compared to $6,244,243 during the nine-month period ended March 31, 2019, an increase of $451,268.  The nine-month increase results primarily from a $861,319 increase in exploration, mainly due to the $3 million EPA fees incurred during the period, offset by $523,920 decrease in operation and administration due to cost-cutting measures.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended March 31, 2020, some activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net income and comprehensive income of $9,487,004 for the three months ended March 31, 2020, compared to a net loss and comprehensive loss of $1,826,405 for the three months ended March 31, 2019, a change of $11,313,409.  The change in net loss and comprehensive loss was primarily due to a $10,846,627 decrease in the loss on change in derivative liabilities due to a decrease in the Company’s share price, offset by $367,905 decrease in accretion expense.

The Company had a net loss and comprehensive loss of $7,930,265 for the nine months ended March 31, 2020, compared to a net loss and comprehensive loss of $5,753,188 for the nine months ended March 31, 2019, an increase of $2,177,077.  The increase in net loss and comprehensive loss was primarily due to a $1,308,705 decrease in change in derivative liabilities due to the changes in the valuation of the warrant liabilities due to decrease in the Company’s share price, $1,056,296 increase in loss on debt settlement and $861,319 increase in exploration, offset by a $604,556 decrease in accretion expense.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in the fair value of the warrants and conversion features resulted from the shortened expected life due to passage of time as well as fluctuations in the volatility of the share price. The change in fair value of the warrants and the conversion features was gain of $10,845,404 and $216,285, respectively, for the three and nine months ended March 31, 2020 (loss of $1,223 and gain of $1,524,990, respectively, for the three and nine months ended March 31, 2019) and are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the recent outbreak of respiratory illness caused by COVID-19. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Current Assets and Total Assets

As of March 31, 2020, the unaudited balance sheet reflects that the Company had: i) total current assets of $279,748, compared to total current assets of $106,100 at June 30, 2019, an increase of $173,648, or approximately 164%; and ii) total assets of $628,117, compared to total assets of $227,090 at June 30, 2019, an increase of $401,027, or approximately 177%.  The increase generally resulted from the private placements completed during the nine months ended March 31, 2020 and addition of right-of-use asset for the Company’s office lease due to the adoption of ASU 2016-02 effective July 1, 2019, offset by cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of March 31, 2020, the unaudited balance sheet reflects that the Company had: i) total current liabilities of $10,616,583, compared to total current liabilities of $7,069,564 at June 30, 2019, an increase of $3,547,019, or approximately 50%; and ii) total liabilities of $11,187,555, compared to total liabilities of $7,186,373 at June 30, 2019, an increase of $4,001,182, or approximately 56%.

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

Cash Flow – for the interim periods ended March 31, 2020 and 2019

During the interim periods ended March 31, 2020 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $176,168 during the nine months ended March 31, 2020 compared to a net decrease in cash of $474,467 during the nine months ended March 31, 2019. The following provides additional discussion and analysis of cash flow.

For the nine months ended March 31,	2020 $	2019 $
Net cash used in operating activities	(2,480,808)	(1,831,654)
Net cash provided by investing activities	(36,570)	3,444
Net cash provided by financing activities	2,693,546	1,353,743
Net Change in Cash	176,168	(474,467)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/    Sam Ash

Sam Ash, President and Chief Executive Officer

Date:  May 15, 2020

By: /s/    Wayne Parsons

Wayne Parsons, Chief Financial Officer

Date:  May 15, 2020