Form 10-K
period 2020-06-30
Bunker Hill Mining Corp.
filed 2020-09-18
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

BUNKER HILL MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-150028	32-0196442
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

82 Richmond Street East, Toronto, Ontario, Canada	M5C 1P1
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter CDN$41,890,318.

As of September 17, 2020, the Issuer had 137,544,089 shares of common stock issued and outstanding.

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

Under the revised term, the Company has an option to purchase 100% of the marketable assets of the Bunker Hill Mine for a purchase price of $11 million at any time before the end of the lease. The purchase price also includes the negotiable United States Environmental Protection Agency (“EPA”) costs of $20 million. An additional term of the amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner.

Upon signing the amended agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option.  In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

In addition to the payments to Placer Mining, pursuant to an agreement with the EPA whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1, 2018, December 1, 2018, June 1, 2019 and November 1, 2019 payments were not made, and the Company is having discussions with the EPA to amend and defer payments.

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

The Company believes that there are numerous exploration targets of opportunity left in the mine from surface, in parallel to known and mined mineralisation and at depth, below existing workings. In addition to the Zinc-rich zones, these also include high-grade Lead-Silver veins which are currently the primary focus of the company’s exploration programs.

Products

The Bunker Hill Mine is a Lead-Silver-Zinc Mine.  When back in production, the Company intends to mill mineralized material on-site or at a local third-party mill to produce both Lead-Silver and Zinc concentrates which will then be shipped to third party smelters for processing.

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

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

* Reclamation and Closure Plan

* Water Discharge Permit

* Air Quality Operating Permit

* Industrial Artificial (tailings) pond permit

* Obtaining Water Rights for Operations

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

Employees

The Company is currently managed by Sam Ash, President and CEO and Wayne Parsons, Chief Financial Officer.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES.

Office Space

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly base rent of CDN$12,964 for the first two years, increasing to CDN$13,504 per month for years three through five.  The Company has signed sub-leases with other companies that cover 100% of the monthly lease amount.

The Bunker Hill Mine

The Bunker Hill Mine is one of the most well-known base metal and silver mines in American history.  Initial discovery and development of the Bunker Hill Mine property began in 1885, and from that time until the mine closed in 1981 it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc, which represented 162Moz of Silver, 3.16M lbs. of Lead and 1.35M lbs. of Zinc (Bunker Limited Partnership, 1985).  Throughout the 95-year operating history of the mine, there were over 40 different orebodies discovered and mined, consisting of Lead-Silver-Zinc mineralization. Although known for its significant Lead and Zinc production, 45-50% of the Net Smelter Value of its historical production came from its Silver. The Bunker Hill and Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

When the mine first closed in 1981, it was estimated to still contain significant resources (Bunker Limited Partnership, 1985).  The Mine and Smelter Complex were closed in 1981 when Gulf Resources was not able to continue to comply with new regulatory structures brought on by the passage of environmental statutes and as then enforced by the EPA.  The Bunker Hill Lead Smelter, Electrolytic Zinc Plant and historic milling facilities were demolished about 25 years ago, and the area became part of the “National Priority List” for cleanup under EPA regulations, thereby pausing development of the Bunker Hill Mine for over 30 years.

The cleanup of the old smelter, zinc plant, and associated sites has now been completed and the Mine is now poised for development and an eventual return to production.  The Company has been in contact with government officials and other local stakeholders who have expressed strong support and cooperation for the Company in its efforts to return the mine to being a productive, modern and sustainable mining asset.

History

The Bunker Hill lode in Northern Idaho was discovered on September 9, 1885 by prospectors who had journeyed to Idaho as part of a gold rush in the nearby Murray District. Early development was completed by Jim Wardner, a local mine developer who constructed the first milling facility.

In 1887 Simeon G. Reed purchased the claims and mill and incorporated the Bunker Hill and Sullivan Mining and Concentrating Company (“Bunker Hill Mining Company”).

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

Two men stand out in the early history of Bunker Hill Mining Company. They are Frederick W. Bradley and Stanly A. Easton. Bradley first became associated with Bunker Hill Mining Company as a young engineer in 1890. In 1893 he was named general manager of the operation, and in 1897 he became Bunker Hill Mining Company's fourth president, a position he held until his death in 1933. He brought to Kellogg another young California engineer, Stanly Easton, who became general manager in 1903 and succeeded Bradley as President. Under the guidance of these two men Bunker Hill Mining Company grew from a small mining and concentrating venture to a large, integrated mining and smelting operation with a national presence.

On May 25, 1917, Bunker Hill Mining Company joined with the Hecla Mining Company in forming the Sullivan Mining Company, which purchased and operated the Star mine near Mullan, Idaho, approximately 15 miles to the east. The ore from the Star mine had a relatively high zinc content and necessitated the construction of an electrolytic zinc plant which was the first plant constructed of this type. The technological process that was devised for the plant was recognized as a significant new development in the metallurgical field and made possible the widespread use of zinc in such applications as galvanizing.

From its early days and through two major world wars the Bunker Hill Mining Company operated as an independent and well-known mining and smelting company and was listed on the New York Stock Exchange. On June l, 1968, in one of the earliest leveraged buyouts, Bunker Hill Mining Company became a wholly owned subsidiary of Gulf Resources & Chemical Corp.

Growing public concern with the environment in the 1970s compelled Bunker Hill Mining Company to spend large sums on plant improvements in order to comply with newly enacted federal air and water pollution laws. The Bunker Hill Mining Company also made major efforts to reclaim surrounding hillsides which had been denuded by the effects of decades of airborne smelter effluents and timbering for mining purposes.

Ultimately the costs of environmental compliance and the deep recession of 1981 with resulting declines in metal prices led to Gulf Resources' decision in August 1981 to close its Bunker Hill Mining Company operations and put the company up for sale. In 1982 the company was sold to the Bunker Limited Partnership (“BLP”) whose principal owners were Harry Magnuson, Duane Hagadone, Jack Kendrick and Simplot Development Company (the Simplot company dropped out of the partnership in 1987). Although the new company ultimately reopened the mine, the lead and zinc smelting and refining operations remained closed.

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

The geology of the Silver Valley district occurs within the Precambrian meta-sedimentary rocks of the Belt-Purcell Supergroup, a Middle Proterozoic sedimentary basin occurring primarily in western Montana, Idaho and Southeastern British Columbia. In the Coeur d’Alene region these comprise of a 21,000’ thick sequence of clastic, (argillites, siltites, and quartzites) and carbonate sedimentary rocks.

These rocks have been metamorphosed and strongly deformed by compressional tectonics during the Sevier Orogenic event of the cretaceous age. Following this, later in the cretaceous age, the Bitterroot Lobe of the Idaho Batholith was emplaced to the south of the Coeur d’Alene district which was accompanied by dike emplacement.

The mining district lies within the west-central part of a regional tectonic lineament known as the Lewis and Clark line, a major fault system, consisting of numerous faults that display strike slip, normal and reverse movements over a protracted geological history.

The Bunker Hill deposit occur within the Revett and St Regis formations of the Ravalli Group, with the quartzites and siltites of the Middle Revett formation dominating. Most significant, and the common host to the larger Bunker Hill ore bodies is the M2 Unit of the Middle Revett formation, which is the thickest and most continuous quartzite package in the formation.

The mine area lies on the north limb of an anticline fold in these rocks, which establishes a west-northwest to northeast trend for bedding planes. With the axis of this anticline inclined southwesterly, the formations on the north limb dip steeply upright to the northwest or are overturned steeply to the south or southwest.

The structural features that dominate the broad framework in which the Bunker Hill mine is located are the Osburn Fault to the North, which has a right-lateral offset of several miles bringing the older Prichard formation rocks opposite the mine formations, the Alhambra Fault to the east, and the large Anticline to the west and south.

The structure of the Bunker Hill deposits is associated with this anticline and are hosted by the fold-generated fractures and brecciation in the quartzite beds created in the hinge and near-hinge limbs of the broad flexure.

Fold-associated elements include sphalerite-pyrite-siderite filled reverse shears, replacement mineralization of stratiform-like fabric composed of both sphalerite and galena, and principally sphalerite replacement as fine “crackle breccia” and irregular dense soaking. The development of these various fabrics appears to be dependent on location relative to the hinge, lithology of the host unit, and the stratigraphic horizon in the Revett formation

Mineralization

Mineralization is hosted by parallel mesothermal veins related to metamorphic/hydrothermal events that sourced metals from the Belt sediments. This consists of wide veins with variable proportions of sphalerite, galena and tetrahedrite in either a quartz or siderite gangue.

The individual deposits that form the Bunker Hill Mine are numerous and relatively large with strike lengths up to 900 ft (274 m) with plunge lengths up to 3,000 ft (914 m) with many open at depth. Wall rock alteration associated with veining consists of changes in carbonate mineralogy plus sulfidation and silicification. Pyritization of wall rocks is locally strong. Bleached halos resulting from destruction of hematite by hydrothermal fluids are also characteristic. The mineralization is partly oxidized to a depth of approximately 1,800 ft (549 m). There are three distinct types of mineralization at Bunker Hill:

* The NW trending Bluebird mineral zones are zinc rich and consist of sphalerite in excess of galena with variable amount of pyrite in a gangue of greyish quartz and minor siderite. This mineralized material is commonly localized in smaller parasitic folds, broken by reverse shears (Meyer, 1982).

* The Jersey type mineral bodies consist principally of veins containing galena with lesser amounts of sphalerite, chalcopyrite and tetrahedrite (Meyer, 1981).  These NE to N trending veins are referred to as “link” veins as they extend between the NW trending Cate and Dull faults, or other faults in the mine. Gangue minerals are primarily white quartz with lesser siderite.

* “Hybrid” mineral bodies comprise the third type and are associated with zones of brecciation located at the junctions of major faults. These are multi-stage systems where “Bluebird” type fracture zones were reopened and brecciated prior to flooding by galena from the newly opened ‘link’ veins. The galena penetrated and partially replaced the previous minerals and filled remaining open spaces (Meyer, 1981).

Many of the deposits, and especially those of the bluebird system, may have originally comprised a parallel set of only four or five persistent fracture sets. However, extremely complex post- mineralization shearing has segmented and displaced the deposits.

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

An existing water treatment plant which was originally built by the Bunker Hill Company remains in operation and is operated by the EPA through a local contractor. This plant has received numerous upgrades and capacity improvements in the last twenty-five years. All mine water which is discharged from the Bunker Hill Mine has been treated by the EPA during the ownership of the mine by Placer Mining.

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

Completed Work and Future Development Plans

The Company has commenced a significant transformation since March 2020 following the appointments of Mr. Richard Williams as Executive Chairman and Mr. Sam Ash as CEO. The former, based in Toronto and the latter, based in Kellogg at the mine site. Concurrent to upgrading the company’s governance systems, this new leadership has prioritized investment in exploration and water management over exercising its right to purchase the mine, as the optimal value-creation path for this stage of its development. The former is designed to maximize the economic value in the mine, whilst the latter improves its sustainability, with both informing the restart plans and the optimal time to exercise the asset purchase.

Digitization of Data

Led by the new CEO, the Company has undertaken an extensive due diligence program to assure itself of the viability of a restart of the Bunker Hill Mine. This necessitated an extensive review, compilation and digitization of the records that were present primarily at the Bunker Hill Mine offices. At those offices there are tens of thousands of pages of reports and records, including data from over 3500 Drill Holes, (representing 180,000m of drill core),  which detail the operations of the mine and its supporting exploration efforts from its earliest days to the time of the shutdown in 1991 by BLP.

Having reviewed, compiled and digitized the data and built the first working digital model of the mine and its geology, the Company has satisfied itself that there is a large amount of remaining lead/silver/zinc mineralization in numerous zones within the Bunker Hill Mine, and that there exists significant high-grade silver potential throughout the mine, and at depth. This has led the Company to prioritize the exploration of the silver potential contained within the Galena-Quartz or Hybrid Veins over the Zinc mineralization, and is represented by a strategy that is best characterized as a ‘Pivot to Silver’.

Exploration

Concurrent to the digitization work, and since March 2020, the Company has been working systematically to bring a number of these zones into National Instrument 43-101 (“NI 43-101”) compliance through drilling and channel sampling of the open stopes. This has been focused upon the mineralization that is closest to the existing infrastructure and above the current water-level, and is represents the first of two distinct phases of exploration:

•Phase One: Validation to NI 43-101 standards of up to 9Mt of primarily Zinc Ore contained within the UTZ, Quill and Newgard Ore Bodies. This was conducted between April and July of 2020, involved over 9,000’ of drilling from Underground and extensive sampling from the many open stopes above the water-level.

These mineral zones will be the first to be NI 43-101 verified using recent exploration data and could provide the majority of the early feed upon mine start-up. It is intended that the Company intends to file a NI 43-101 on SEDAR in the latter half of 2020 to detail the results of the exploration and development options.

•Phase Two: Exploration of high-grade Lead-Silver Mineralization, in the upper levels of the mine and identified by the data review and digitization process. The intends to include start with over 30,000’ of drilling from surface and underground, with the express purpose of affirming the silver potential within the mine as part of the resource development work started in Phase One.

Water Management Optimization

The EPA currently provides mine water treatment services for the Bunker Hill Mine to ensure compliance with existing discharge standards. This is done via its management of the Central Water Treatment Plant, located adjacent and downstream to the mine. Although it also treats other contaminated water collected from other sources in the vicinity, with respect to its service to Bunker Hill Mine, this facility treats all the water that exits the Kellogg Tunnel before it is discharged into the South Fork of the Coeur D’Alene River.

In partnership with the EPA, and concurrent to its exploration efforts the Company has started an extensive review of the current water management and treatment system and identified several optimization opportunities. These will be studied and then developed further over FY 2021 to highlight ways to improve the efficiency of that system, and thereby improve the long-term sustainability of the mine to the significant benefit of all stakeholders. These studies also extend to optimizing existing de-watering plans, designed to enable access to the lower parts of the mine.

Infrastructure Review

The Bunker Hill Mine main level is termed the nine level and is the largest level in the mine. It is connected to the surface by the approximately 12,000 foot-long Kellogg Tunnel. Three major inclined shafts with associated hoists and hoistrooms are located on the nine level. These are the No. 1 shaft, which is used for primary muck hoisting in the main part of the mine; the No. 2 shaft, which is a primary shaft for men and materials in the main part of the mine; and the No. 3 Shaft, which is used for men, materials and muck hoisting for development in the northwest part of the mine.

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

The Company has repaired the first several thousand feet of the Russell Tunnel, which is a large rubber-tire capable tunnel with an entry point at the head of Milo Gulch. This tunnel will provide early access to the UTZ Zone, and Quill and Newgard Zones, following ramp and access development. The Company has made development plans to provide interconnectivity of the ramp system from the Russell Tunnel at the four level down to the eight level, with further plans to extend the ramp down to the nine level. Thus rubber-tired equipment will be used for mining and haulage throughout the upper mine mineral zones, which have already been identified, and for newly found zones.

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

The Company has determined that all of the track, as well as spikes, plates and ties holding the track will need to be replaced, and has started that process in support of the on-going exploration program. Additionally, the water ditch that runs parallel to the track will need to be thoroughly cleaned out and new timber supports and boards that keep the water contained in its path will need to be installed. All new water lines, compressed air lines and electric power feeds will also need to be installed. The total cost estimate for this KT work is still in process at the time of the date of this report, but the time estimate for these repairs is approximately twelve months.

Development of Restart Options

Although subject to formal engineering studies and mine planning, it is anticipated that earliest production will come from the upper levels of the mine where company personnel have observed mining faces of mineralized material that are readily mineable, as they were left behind by past operators in a more or less fully developed state.

The Company is currently investigating options to process its ore locally at one of the underutilized facilities in the Silver Valley but is also examining other organic processing options. This would involve the construction of its own crushing, milling and floatation facility to be located either underground within the mine or outside, close to the entrance to the KT. It is anticipated the initial mill capacity will be 1500 tons per day, but designed to allow expansion when needed.

The Company has identified multiple tailings disposal sites underground within the mine, as well as to the west-northwest of where the mill will be located.

Initial reviews indicate that it would be feasible to mine ore from the UTZ, Newgard, and Quill zones at rates of approximately 1500 tons per day, which could see the Company would anticipate mining approximately 540,000 tons per year of material. Although subject to formal studies it is judged that these ore zones contain sufficient mineral to supply the Company’s mining needs for a minimum of 8 years. This would be extended with the exploration and development of other zones throughout the mine, and at depth. These are highlighted within the 43-101 technical report filed on SEDAR by previous management on September 6, 2018.

These will be developed further over the next 12 months, informed by the exploration program and engineering studies.

Lease Management

In order to provide the company with the time to develop its understanding of the mine, its resources, its restart options and the optimal long-term water management solution, the Company seeks to ensure appropriate extension to its lease with Placer Mining Corporation. As detailed below, and as a subsequent event to this time-period of this report, the Company successfully secured a lease extension to August 2022.

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

	CANADIAN SECURITIES EXCHANGE (2)			OTCBB/GREY MARKET
PERIOD	HIGH BID CAD$	LOW BID CAD$		HIGH BID US$		LOW BID US$
April 1, 2020 through June 30, 2020	$1.00	$0.50	$	N/A	$	N/A
January 1, 2020 through March 31, 2020	$0.78	$0.10	$	N/A	$	N/A
October 1, 2019 through December 31, 2019	$0.80	$0.20	$	N/A	$	N/A
July 1, 2019 through September 30, 2019	$0.20	$0.05	$	N/A	$	N/A
April 1, 2019 through June 30, 2019	$0.30	$0.03	$	N/A	$	N/A
January 1, 2019 through March 31, 2019	$0.20	$0.05	$	N/A	$	N/A
October 1, 2018 through December 31, 2018	$0.29	$0.04	$	N/A	$	N/A
July 1, 2018 through September 30, 2018	$0.77	$0.20	$	N/A	$	N/A
July 1, 2017 through June 30, 2018	$3.15	$0.47	$	N/A	$	N/A
May 19, 2017 through June 30, 2017	$3.00	$1.70	$	N/A	$	N/A
	TSX (1)
April 1, 2014 through June 30, 2014	$0.10	$0.02	$	N/A	$	N/A
January 1, 2014 through March 31, 2014	$0.04	$0.03	$	N/A	$	N/A
October 1, 2013 through December 31, 2013	$0.06	$0.03	$	N/A	$	N/A
July 1, 2013 through September 30, 2013	$0.12	$0.03	$	N/A	$	N/A
April 1, 2013 through June 30, 2013	$0.36	$0.11		$0.36		$0.09
January 1, 2013 through March 31, 2013	$0.73	$0.18		$0.70		$0.15
October 1, 2012 through December 31, 2012	$1.58	$0.39		$1.55		$0.15
July 1, 2012 through September 30, 2012	$1.49	$0.60		$1.54		$0.60

(1) Common stock traded on the TSX on December 22, 2011 until July 2, 2014.

(2) Common stock commenced trading on the CSE on May 19, 2017.

On May 17, 2019, the Company consolidated its common shares on the basis of one (1) post-consolidation common share for each ten (10) pre-consolidation common shares. The shares began trading on a consolidated basis on May 23, 2019.

As of September 17, 2020, there were 137,544,089 shares of common stock issued and outstanding.  There have been no cash dividends declared or paid on the shares of common stock, and management does not anticipate payment of dividends in the foreseeable future.

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

Background and Overview

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase of the Bunker Hill Mine in Idaho. The “Bunker Hill Lease with Option to Purchase” is between the Company and Placer Mining Corporation Placer Mining, the current owner of the Mine.

Highlights of the Agreement are as follows:

•Effective date: November 1, 2017;

•Initial lease term: 24 months;

•The Company shall pay Placer Mining US$100,000 monthly mining lease payments, which shall be paid quarterly;

•The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US$600,000 bonus payment and by continuing to pay the monthly US$100,000 lease payments;

•The option to purchase is exercisable at the Company’s discretion; and

•Purchase by the Company can be made at any time during lease period and any extension thereto.

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

On October 22, 2019, the Company signed a further amendment to the Agreement. The key terms of this amended agreement are as follows:

•The lease period has been extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a 1 time $60,000 extension fee.

•The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase.

•The purchase price is set at $11 million for 100% of the marketable assets of Bunker Assets to be paid with $6,200,000 in cash, and $4,800,000 in shares. The purchase price also includes the negotiable EPA costs of $20 million. The amended lease provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the amended agreement, the Company paid a one time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option.  In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the fiscal year ended June 30, 2020, as compared to the fiscal year ended June 30, 2019. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended June 30, 2020 and June 30, 2019

Revenue

During the fiscal years ended June 30, 2020 and June 30, 2019, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2020, the Company reported total operating expenses of $10,099,815 as compared to $7,409,431 during the fiscal year ended June 30, 2019; an increase of $2,690,384 or approximately 36%.

The increase in total operating expenses is primarily due to an increase in exploration expense by $2,239,185 ($7,951,423 in 2020 compared to $5,712,238 in 2019) due to increased exploration activities this year compared to last year. The same is true for increases operating and administration (increased by $137,833, $1,327,059 in 2020 compared to $1,189,226 in 2019), legal and accounting (increased by $27,212, $268,181 in 2020 compared to $240,969 in 2019), and consulting (increased by $286,154, $553,152 in 2020 compared to $266,998 in 2019) due to increase corporate activities this year compared to last year.

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $30,627,783 for the fiscal year ended June 30, 2020, as compared to a net loss and comprehensive loss of $7,737,825 for the fiscal year ended June 30, 2019; an increase of $22,889,958 or approximately 296%.  The increase in net loss and comprehensive loss was due to an increase in operating expenses as outlined above, change in derivative liabilities, and loss on debt settlement. It was partially offset by a decrease in accretion expense, interest expense, and loss on loan extinguishment.

Loss related to change in derivative liability increased by $20,736,435 (loss of $18,843,947 in 2020 compared to gain of $1,892,488 in 2019) as the fair values of the Company’s outstanding warrants increased mainly due to an increase in the Company’s share price (C$1.00 per share as at June 30, 2020 compared to C$0.06 as at June 30, 2019).

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

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million from its original $1.5 million loan, net of $45,824 of debt issue costs.  Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$8.50; (ii) 229,464 common shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), the Additional Amount may be converted at a price per share equal to C$4.50; and (iv) 116,714 common shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

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

Given the urgent need to secure financing to meet the new lease obligations, the Company’s Board approved an equity private placement of Units to be sold at C$0.75 per Unit with each Unit consisting of one common share and one common share purchase warrant.  On November 28, 2018, the Company closed on a total of 645,866 Units for gross proceeds of C$484,400 ($365,341) and incurring financing costs of $10,062, with each purchase warrant exercisable into a Common Share at C$1.00 per Common Share for a period of thirty-six months.

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

On August 1, 2019, the Company closed the second and final tranche ("Tranche Two") of the non-brokered private placement, issuing 6,042,954 units ("August 2019 Units") at C$0.05 per August 2019 Unit for gross proceeds of C$302,148 ($228,202) and incurring financing costs of $36,468. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. The Company also issued 16,962,846 August 2019 Units to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the shares issued.

On August 23, 2019, the Company closed the first tranche (the "First Tranche") of the non-brokered private placement, issuing 27,966,002 common shares of the Company at C$0.05 per share for gross proceeds of C$1,398,300 ($1,049,974) and incurring financing costs of $28,847. The Company also issued 2,033,998 common shares to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the shares issued.

On August 30, 2019, the Company closed the second and final tranche (the "Second Tranche") of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per share for gross proceeds of C$50,000 ($37,550).

On November 13, 2019, the Company issued a promissory note (“Samper Note”) in the amount of $300,000. The note is unsecured, bears interest of 1% monthly, and is due on demand after 90 days from issuance. In consideration for the loan, the Company issued 400,000 common share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one common share of the Company at a price of C$0.80 per share for a period of two years.

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $16,067 and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility.

On April 24, 2020, the Company extended the maturity date of the Samper Note to August 1, 2020. In consideration, the Company issued 400,000 common share purchase warrants to the lender at an exercise price of C$0.50. The warrants expire on November 13, 2021.

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,143 common shares of the Company at C$0.56 per share for gross proceeds of C$60,000 ($44,671).

On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000). The note bears no interest is due on demand after 90 days after the issue date. Subsequent to June 30, 2020, C$288,000 was settled by shares and the remaining balance was repaid in full.

On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000). The note bears no interest is due on demand after 90 days after the issue date. The promissory note was settled in full subsequent to June 30, 2020.

In June 2020, Hummingbird agreed to extend the scheduled maturity date of the loan to July 31, 2020. An extension of the loan is being negotiated and the loan has not been repaid.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000 ($103,988). The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000 ($103,988) to a director of the Company. The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020.

During the year ended June 30, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as a compensation to a finder valued at C$165,760 ($125,180).

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

Current Assets and Total Assets

As of June 30, 2020, the Company’s balance sheet reflects that the Company had: i) total current assets of $243,379, compared to total current assets of $106,100 at June 30, 2019 - an increase of $137,279 or approximately 129%; and ii) total assets of $732,884, compared to total assets of $227,090 at June 30, 2019 – an increase of $505,794 or approximately 223%.  The increase in current assets was due to the increase in accounts receivable and prepaid expenses.

Total Current Liabilities and Liabilities

As of June 30, 2020, the Company’s balance sheet reflects that the Company had total current liabilities of $13,073,363 and total liabilities of $31,949,872, compared to total current liabilities of $7,069,564 and total liabilities of $7,186,373 at June 30, 2019.  These increases are reflective of increased Placer Mining and EPA accruals, promissory notes payable in the company, and changes in derivative warrant liability year-over-year.

Cash Flow

During the fiscal year ended June 30, 2020 cash was primarily used to fund activities at the Bunker Hill Mine operations.  The Company reported a net increase in cash during the fiscal years ended June 30, 2020 as a result of operating activities and investing activities, offset by cash provided by financing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BUNKER HILL MINING CORP

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN UNITED STATES DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in shareholders’ deficiency for each of the years in the two year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an accumulated deficit and recurring net losses and does not have sufficient working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Mississauga, ON
September 17, 2020

Bunker Hill Mining Corp. Consolidated Balance Sheets (Expressed in United States Dollars)
	As at June 30, 2020	As at June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$61,973	$28,064
Accounts receivable	78,692	42,864
Prepaid expenses	102,714	35,172
Total current assets	243,379	106,100

Non-current assets
Equipment (note 5)	207,810	52,050
Right-of-use assets (note 6)	212,755	-
Long term deposit	68,939	68,939
Mining interests (note 7)	1	1

Total assets	$732,884	227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 7 and 16)	$3,431,699	2,170,398
Accrued liabilities (notes 7 and 14)	6,149,448	2,896,025
Other liabilities	-	57,307
DSU liability (note 13)	549,664	-
Interest payable (notes 8 and 9)	403,933	201,507
Convertible loan payable (note 8)	1,600,000	1,744,327
Promissory notes payable (note 9)	836,592	-
Current portion of lease liability (note 10)	102,027	-
Total current liabilities	13,073,363	7,069,564

Non-current liabilities
Lease liability (note 10)	112,712	-
Derivative warrant liability (notes 8, 9 and 11)	18,763,797	116,809
Total liabilities	31,949,872	7,186,373

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 11)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 79,259,940 and 15,811,396 common shares issued and outstanding, respectively (note 11)	79	16
Additional paid-in-capital (note 11)	30,212,754	24,284,765
Shares to be issued	549,363	107,337
Deficit accumulated during the exploration stage	(61,979,184)	(31,351,401)
Total shareholders' deficiency	(31,216,988)	(6,959,283)
Total shareholders' deficiency and liabilities	$732,884	227,090

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars)
	Year Ended June 30, 2020	Year Ended June 30, 2019
Operating expenses
Operation and administration (notes 11, 12 and 13)	$1,327,059	$1,189,226
Exploration	7,951,423	5,712,238
Legal and accounting	268,181	240,969
Consulting	553,152	266,998
Loss from operations	(10,099,815)	(7,409,431)
Other income or gain (expense or loss)
Change in derivative liability (notes 8, 9 and 11)	(18,843,947)	1,892,488
Accretion expense (notes 8 and 9)	(359,267)	(734,589)
Financing costs (note 9)	(30,000)	-
Loss on foreign exchange	(26,625)	(15,261)
Interest expense (notes 8 and 9)	(202,426)	(256,029)
Loss on sale of equipment	-	(10,930)
Loss on loan extinguishment (note 8)	(9,407)	(1,204,073)
Loss on debt settlement (note 11)	(1,056,296)	-
Loss before income tax	(30,627,783)	(7,737,825)
Provision for income taxes	-	-
Net loss and comprehensive loss for the year	$(30,627,783)	$(7,737,825)

Net loss per common share - basic and fully diluted	$(0.46)	$(1.96)
Weighted average number of common shares - basic and fully diluted	67,180,554	3,951,072

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Consolidated Statements of Cash Flows (Expressed in United States Dollars)
	Year Ended June 30, 2020	Year Ended June 30, 2019
Operating activities
Net loss for the year	$(30,627,783)	$(7,737,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,047,388	43,403
Depreciation expense	123,956	9,897
Change in fair value of warrant liability	18,843,947	(1,892,488)
Accretion expense	359,267	734,589
Financing costs	30,000	-
Loss on sale of equipment	-	10,930
Loss on loan extinguishment	9,407	1,204,073
Interest expense on lease liability	27,062	-
Loss on debt settlement	1,056,296	-
Foreign exchange gain on re-translation of lease liability	(10,766)	-
Changes in operating assets and liabilities:
Accounts receivable	(35,828)	186,182
Deposit	-	90,248
Prepaid expenses	(67,542)	553,458
Long term deposit	-	(68,939)
Accounts payable	1,852,650	1,966,144
Accrued liabilities	3,253,423	2,421,011
Other liabilities	(11,117)	(110)
Interest payable	202,426	198,219
Net cash used in operating activities	(3,947,214)	(2,281,208)

Investing activities
Purchase of machinery and equipment	(219,528)	(6,555)
Proceeds on disposal of equipment	-	10,000
Net cash (used in) provided by investing activities	(219,528)	3,445

Financing activities
Proceeds from convertible loan payable	-	500,000
Proceeds from issuance of common stock, net of issue costs	2,428,530	1,195,830
Proceeds from warrants exercised	417,006	-
Shares to be issued	549,363	107,337
Lease payments	(120,690)	-
Proceeds from promissory notes	1,084,536	-
Repayment of promissory note	(158,094)	-
Net cash provided by financing activities	4,200,651	1,803,167

Net change in cash and cash equivalents	33,909	(474,596)
Cash and cash equivalents, beginning of year	28,064	502,660
Cash and cash equivalents, end of year	$61,973	$28,064

Supplemental disclosures

Non-cash activities:
Common stock issued to settle accounts payable, accrued liabilities and promissory notes	717,673	-
Common stock issued to settle convertible loan	300,000	100,000
Disposal of equipment used to settle accounts payable	-	20,930
Stock options exercised used to settle accrued liabilities	-	268,930

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Consolidated Statements of Changes in Shareholders' Deficiency (Expressed in United States Dollars)
					Deficit
					accumulated
	Common	Common			during the
	Stock	Stock	Additional	Shares to	exploration
	Shares	Amount	paid-in-capital	be issued	stage	Total
Balance, June 30, 2018	3,301,372	$3	$23,397,259	$-	$(23,613,576)	$(216,314)
Stock-based compensation	-	-	43,403	-	-	43,403
Units issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Units issued at $0.57 per share (ii)	645,866	1	365,340	-	-	365,341
Units issued at $0.04 per share (iii)	11,660,000	12	436,596	-	-	436,608
Stock options exercised	43,750	-	268,930	-	-	268,930
Issue costs	-	-	(55,452)	-	(55,452)
Shares to be issued	-	-	-	107,337	-	107,337
Warrant valuation	-	-	(720,644)	-	-	(720,644)
Net loss for the year	-	-	-	-	(7,737,825)	(7,737,825)
Balance, June 30, 2019	15,811,396	16	$24,284,765	$107,337$	(31,351,401)	$(6,959,283)

Stock-based compensation	-	-	497,724	-	-	497,724
Shares and units issued at $0.04 per share (iii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Shares issued at $0.42 per share (iv)	3,098,216	3	1,301,522	-	-	1,301,525
Shares issued for debt settlement at $0.42 per share (iv)	696,428	1	299,999	-	-	300,000
Finder's units issued	3,315,200	3	125,177	-	-	125,180
Finder's warrants issued	-	-	50,223	-	-	50,223
Warrants exercised at $0.18 per share (v)	2,332,900	2	1,288,714	-	-	1,288,716
Issue costs	-	-	(256,784)	-	-	(256,784)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Shares to be issued (note 11)	-	-	-	549,363	-	549,363
Net loss for the year	-	-	-	-	(30,627,783)	(30,627,783)
Balance, June 30, 2020	79,259,940	$79	$30,212,754	$549,363	$(61,979,184)	$(31,216,988)

(i) Units issued at C$4.50, converted to US at $3.42 (note 11)

(ii) Units issued at C$0.75, converted to US at $0.57 (note 11)

(iii) Shares and units issued at C$0.05, converted to US at $0.04 (note 11)

(iv) Shares issued at C$0.56, converted to US at $0.42 (note 11)

(v) Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

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

These consolidated financial statements have been prepared on a going concern basis.  The Company (the "Company") has incurred losses since inception resulting in an accumulated deficit of $61,979,184 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the year ended June 30, 2020 were approved and authorized for issue by the Board of Directors of the Company on September 17, 2020.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

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

Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income or gain (expense or loss).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Leases

Operating lease right of use assets ("ROU") assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in operation and administration expenses in the consolidated statements of loss and comprehensive loss.

The Company is required to make additional payments for certain variable costs. These costs are expensed and included in operation and administration expenses in the consolidated statements of loss and comprehensive loss. Rental income obtained through subleases is recorded as income over the lease term and is offset against operation and administration expenses.

Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360, Property, Plant and Equipment, if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis is performed using the rules of FASB ASC 930-360-35, Extractive Activities - Mining, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Fair value of financial instruments

The Company adopted FASB ASC 820-10, Fair Value Measurement. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

*Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

*Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

*Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, convertible loan payable, promissory notes payable, lease liability, and other liabilities, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

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

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable.  As of June 30, 2020, 7,580,159 stock options and 37,844,404 warrants were considered in the calculation but not included, as they were anti-dilutive (June 30, 2019 - 287,100 stock options and 13,046,484 warrants).

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Stock-based compensation

In December 2004, the FASB issued FASB ASC 718, Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with ASU 505-50, Equity-Based Payments to Non-Employees, which requires that such equity instruments are recorded at the value on the grant date based on fair value of the equity or goods and services whichever is more reliable.

Restricted share units

For Restricted Share Units ("RSUs"), the Company estimates the grant date fair value using the Company's common shares on the Canadian Securities Exchange at the grant date. The Company records the value of the RSUs in paid-in capital.

Deferred share units

The Company estimates the grant date fair value of the Deferred Share Units ("DSUs") using the trading price of the Company's common shares on the Canadian Securities Exchange on the day of grant. The Company records the value of the DSUs owing to its directors as DSU liability and measures the DSU liability at fair value at each reporting date, with changes in fair value recognized as stock-based compensation in profit (loss).

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

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

Going concern

The assessment of the Company's ability to continue as a going concern involves judgment regarding future funding available for its operations and working capital requirements as discussed note 1.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Use of estimates and assumptions (continued)

Convertible loans, promissory notes and warrants

Estimating the fair value of derivative warrant liability and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance.  This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 8, 9 and 11.

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

Segment reporting

FASB ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment and is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Convertible loans and promissory notes payable

The Company reviews the terms of its convertible loans and promissory notes payable to determine whether there are embedded derivatives, including the embedded conversion option, that are required to be bifurcated and accounted for as individual derivative financial instruments. In circumstances where the convertible debt or the promissory note contains embedded derivatives that are to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model. The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount. This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method.

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

4. New and recently adopted technical and accounting pronouncements

The Company adopted ASU 2016-02 effective July 1, 2019.  ASU 2016-02 requires lessees to recognize most leases on the balance sheet to reflect the right to use an asset for a period of time and an associated lease liability for payments. The Company has applied ASU 2016-02 in accordance with the modified retrospective approach only to contracts that were previously identified as leases. Contracts that were not identified as leases under previous standards were not reassessed for whether there is a lease. Therefore, the definition of a lease under ASU 2016-02 was applied only to contacts entered into or changed on or after July 1, 2019. There is no change to the comparative periods or transitional adjustments required as a result of the adoption of this standard using the modified retrospective approach.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

5. Equipment

Equipment consists of the following:

	June 30, 2020	June 30, 2019
Leasehold improvements	$-	59,947
Equipment	228,578	9,050
	228,578	68,997
Less accumulated depreciation	(20,768)	(16,947)
Equipment, net	$207,810	$52,050

6. Right-of-use asset

Right-of-use asset consists of the following:

	June 30, 2020	June 30, 2019
Office lease	$319,133	-
Less accumulated depreciation	(106,378)	-
Right-of-use asset, net	$212,755	$-

7. Mining interests

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

During the year ended June 30, 2017, the Company made payments totalling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and were included in exploration expenses.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

7.Mining interests (continued)

Bunker Hill Mine Complex (continued)

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

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at June 30, 2020, the Company has accrued for a total of $1,847,300 (June 30, 2019 - $1,373,000), which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

On October 22, 2019, the Company signed a further amendment to the Agreement. The key terms of this amended agreement are as follows:

*The lease period has been extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a 1 time $60,000 extension fee (extended subsequent to June 30, 2020, see note 18).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

7.Mining interests (continued)

Bunker Hill Mine Complex (continued)

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Of these, the December 1, 2018, and June 1, 2019 payments were not made, totalling $960,000 outstanding. The Company is having discussions with the EPA to amend and defer these payments. The Company has included all unpaid EPA payments in accounts payable and accrued liabilities amounting to $5,960,000 (June 30, 2019 - $2,560,000).

8.Convertible loan payable

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

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2 million from its original $1.5 million loan, net of $45,824 of debt issue costs.  An additional 116,714 warrants with each warrant exercisable at C$4.50 were issued. Under the terms of the Amended and Restated Loan Agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (“Principal Amount”), the Principal Amount may be converted at a price per share equal to C$8.50; (ii) 229,464 common shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (“Additional Amount”), may be converted at a price per share equal to C$4.50; and (iv) 116,714 common shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8.Convertible loan payable (continued)

During the year ended June 30, 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020. This was accounted for as a loan extinguishment which resulted in the recording of a net loss on loan extinguishment of $1,195,880.

In June 2019, the Company settled $100,000 of the Additional Amount by issuing 2,660,000 shares, which resulted in the recording of a net loss on loan extinguishment of $8,193.

In February 2020, the Company settled $300,000 of the Additional Amount by issuing 696,428 shares, which resulted in the recording of a net loss on loan extinguishment of $9,407.

In June 2020, Hummingbird agreed to extend the scheduled maturity date of the loan to July 31, 2020. An extension of the loan is being negotiated and the loan has not been repaid.

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

At June 30, 2020, the fair value of the conversion features were estimated using the Binomial model to determine the fair value of conversion features using the following assumptions:

Principal Amount	June 30, 2019	June 30, 2020
Expected life	365 days	31 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.52%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	June 30, 2020
Expected life	365 days	31 days
Volatility	100%	100%
Risk free interest rate	1.75%	1.23%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8.Convertible loan payable (continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

Principal Amount	June 30, 2019	June 30, 2020
Expected life	349 days	Expired
Volatility	100%
Risk free interest rate	1.95%
Dividend yield	0%
Share price	$0.05
Fair value	$0	$0
Change in derivative liability		$0

Additional Amount	June 30, 2019	June 30, 2020
Expected life	405 days	40 days
Volatility	100%	100%
Risk free interest rate	1.84%	1.49%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$0	$0
Change in derivative liability		$0

Accretion expense for the year ended June 30, 2020 was $146,266 (year ended June 30, 2019 - $734,589) based on effective interest rate of 16% after the loan extension.

Interest expense for the year ended June 30, 2020 was $179,726 (year ended June 30, 2019 - $198,219). As at June 30, 2020, the Company has an outstanding interest payable of $381,233 (June 30, 2019 - $201,507).

Amount

Balance, June 30, 2018	$70,820
Proceeds on issuance	500,000
Debt issue costs	(238,455)
Conversion feature valuation	(205,444)
Warrant valuation	(221,256)
Accretion expense	734,589
Loss on loan extinguishment	1,204,073
Partial extinguishment	(100,000)
Balance, June 30, 2019	$1,744,327
Accretion expense	146,266
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Balance, June 30, 2020	$1,600,000

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9.Promissory notes payable

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

On April 24, 2020, the Company extended the maturity date of the promissory note payable to August 1, 2020. In consideration, the Company issued 400,000 common share purchase warrants to the lender at an exercise price of C$0.50. The warrants expire on November 13, 2021. This was accounted for as a loan modification.

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

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	November 14, 2019	June 30, 2020
Expected life	731 days	501 days
Volatility	100%	100%
Risk free interest rate	1.53%	0.94%
Dividend yield	0%	0%
Share price	$0.53	$0.73
Fair value	$106,622	$150,161
Change in derivative liability		$(43,539)

April 2020 issuance	April 24, 2020	June 30, 2020
Expected life	568 days	501 days
Volatility	100%	100%
Risk free interest rate	0.33%	0.30%
Dividend yield	0%	0%
Share price	$0.46	$0.73
Fair value	$99,901	$186,410
Change in derivative liability		$(86,509)

Accretion expense for the year ended June 30, 2020 was $155,001 (year ended June 30, 2019 - $nil) based on effective interest rate of 11% after the loan extension.

Interest expense for the year ended June 30, 2020 was $22,700 (year ended June 30, 2019 - $nil). As at June 30, 2020, the Company has an outstanding interest payable of $22,700 (June 30, 2019 - $nil).

Amount
Balance, June 30, 2019	$-
Proceeds on issuance	300,000
Warrant valuation	(206,523)
Accretion expense	155,001
Balance, June 30, 2020	$248,478

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9.Promissory notes payable (continued)

(ii) On December 31, 2019, the Company issued a promissory note in the amount of $82,367 (C$107,000). The note bears no interest and is due on demand. This promissory note has been repaid.

(iii) On January 29, 2020, the Company issued a promissory note in the amount of $75,727 (C$100,000). The note bears no interest and is due on demand. This promissory note has been repaid.

(iv) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bears no interest is due on demand after 90 days after the issue date. Subsequent to June 30, 2020, C$288,000 was settled by shares and the remaining balance was repaid in full.

Accretion expense for the year ended June 30, 2020 was $41,453 (year ended June 30, 2019 - $nil) based on effective interest rate of 7%.

(v) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bears no interest is due on demand after 90 days after the issue date. The promissory note was settled in full by shares issued subsequent to June 30, 2020 (see note 18).

Accretion expense for the year ended June 30, 2020 was $16,547 (year ended June 30, 2019 - $nil) based on effective interest rate of 8%.

(vi) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 ($103,988), net of $15,000 of debt issue costs. The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020.

Financing cost for the year ended June 30, 2020 was $15,000 (year ended June 30, 2019 - $nil).

(vii) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 ($103,988) to a director of the Company. The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020.

Financing cost for the year ended June 30, 2020 was $15,000 (year ended June 30, 2019 - $nil).

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Lease liability

The Company has an operating lease for office space that expires in 2022.  Below is a summary of the Company's lease liability as of June 30, 2020:

Office lease
Balance, June 30, 2019	$-
Addition	319,133
Interest expense	27,062
Lease payments	(120,690)
Foreign exchange gain	(10,766)
Balance, June 30, 2020	214,739
Less: current portion	(102,027)
Long-term lease liability	$112,712

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company's obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total
Base rent	$162,048	$148,544	$-	$310,592
Additional rent	150,060	137,555	-	287,615
	$312,108	$286,099	$-	$598,207

The monthly rental expenses are offset by rental income obtained through a series of subleases held by the Company.

11. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

*750,000,000 common shares with a par value of $0.000001 per common share; and

*10,000,000 preferred shares with a par value of $0.000001 per preferred share

On May 23, 2019, the Company affected a consolidation of its issued and outstanding share capital on the basis of one (1) post-consolidation share for each ten (10) pre-consolidation common shares, which has been retrospectively applied in these consolidated financial statements.

On July 19, 2019, the Company amended its articles of incorporation to change the total authorized capital and the par values, which have been retrospectively applied in these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

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

On June 27, 2019, the Company closed the first tranche ("First Tranche") of a non-brokered private placement, issuing 11,660,000 units ("June 2019 Unit") at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640.  Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant ("June 2019 Warrant"). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC ("Hummingbird") has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 8).

On August 1, 2019, the Company closed the second and final tranche ("Tranche Two") of the non-brokered private placement, issuing 6,042,954 units ("August 2019 Units") at C$0.05 per August 2019 Unit for gross proceeds of C$302,148 ($228,202) and incurring financing costs of $36,468. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. The Company also issued 16,962,846 August 2019 Units to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the shares issued. As a result, the Company recorded resulting in loss on debt settlement of $858,495.

On August 23, 2019, the Company closed the first tranche (the "First Tranche") of the non-brokered private placement, issuing 27,966,002 common shares of the Company at C$0.05 per share for gross proceeds of C$1,398,300 ($1,049,974) and incurring financing costs of $28,847. The Company also issued 2,033,998 common shares to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the shares issued. As a result, the Company recorded a loss on debt settlement of $197,800.

On August 30, 2019, the Company closed the second and final tranche (the "Second Tranche") of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per share for gross proceeds of C$50,000 ($37,550).

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $16,067 and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility (see note 8).

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,143 common shares of the Company at C$0.56 per share for gross proceeds of C$60,000 ($44,671).

During the year ended June 30, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as finder's fees with a total value of C$165,760 ($125,180) to a shareholder of the Company.

As at June 30, 2020, the Company received cash proceeds of $549,363 for a private placement that closed subsequent to June 30, 2020 (see note 18).

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at June 30, 2020:

August 2019 issuance	August 1, 2019	June 30, 2020
Expected life	731 days	397 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.11%
Dividend yield	0%	0%
Share price	$0.07	$0.73
Fair value	$468,227	$11,631,921
Change in derivative liability		$(11,163,694)

The warrant liabilities as a result of the December 2017, August 2018, November 2018, and June 2019 private placements were revalued as at June 30, 2020 and June 30, 2019 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2019	June 30, 2020
Expected life	532 days	166 days
Volatility	100%	100%
Risk free interest rate	1.66%	0.69%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

August 2018 issuance	June 30, 2019	June 30, 2020
Expected life	771 days	405 days
Volatility	100%	100%
Risk free interest rate	1.59%	1.20%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$0	$6,132
Change in derivative liability		$(6,132)

November 2018 issuance	June 30, 2019	June 30, 2020
Expected life	882 days	516 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.34%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$1,875	$206,253
Change in derivative liability		$(204,378)

June 2019 issuance	June 30, 2019	June 30, 2020
Expected life	727 days	363 days
Volatility	100%	100%
Risk free interest rate	1.47%	1.15%
Dividend yield	0%	0%
Share price	$0.05	$0.73
Fair value	$114,934	$6,582,920
Change in derivative liability		$(6,467,986)

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)	Weighted average Grant date Value ($)
Balance, June 30, 2018	663,496	$16.02	$6.13
Issued	12,582,988	0.38	0.07
Cancelled	(200,000)	20.00	7.50
Balance, June 30, 2019	13,046,484	$0.88	$0.27
Issued	27,360,284	0.27	0.03
Expired	(229,464)	8.50	3.54
Exercised (i)	(2,332,900)	0.25	0.02
Balance, June 30, 2020	37,844,404	$0.43	$0.09

(i) During the year ended June 30, 2020, 2,332,900 warrants were exercised at C$0.25 per warrant for gross proceeds of C$583,225 ($417,006).  In conjunction with the exercise of warrants, the Company recognized a change in derivative liability of $871,710.

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable
December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
August 9, 2021	4.50	116,714	116,714
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
August 1, 2021	0.25	20,672,900	20,672,900
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
August 1, 2021	0.25	763,200	763,200
August 26, 2021	0.05	1,912,000	1,912,000
February 7, 2022	0.25	640,000	640,000
February 26, 2022	0.70	239,284	239,284
		37,844,404	37,844,404

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the years ended June 30, 2020:

	Number of stock options	Weighted average exercise price (C$)
Balance, June 30, 2018	287,100	$7.50
Granted (i)	43,750	8.00
Exercised	(43,750)	8.00
Balance, June 30, 2019	287,100	$7.50
Granted (ii)	7,532,659	0.56
Forfeited	(239,600)	9.78
Balance, June 30, 2020	7,580,159	$0.62

(i) On September 27, 2018, 43,750 fully-vested stock options were issued to a consultant to whom C$350,000 was due and payable and reflected in accrued liabilities at September 30, 2018. These options had a 5-year life and were exercisable at C$8.00 per share.  On October 3, 2018, these options were exercised in full, with consideration received being the liability already on the Company’s books, extinguishing the liability in full. The grant date fair value of the options was estimated at $43,893. The vesting of these options resulted in stock-based compensation of $nil for the year ended June 30, 2020 (year ended June 30, 2019 - $43,893), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $309,211 for the year ended June 30, 2020 (year ended June 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii) On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock topions were estimated at $1,536,764. The vesting of these options results in stock-based compensation of $162,855 (year ended June 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	2.32%	0%	100%	C$2.30	5 years
(ii)	1.54%	0%	100%	C$0.50	5 years
(iii)	0.44%	0%	100%	C$0.50	5 years

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Capital stock, warrants and stock options (continued)

Stock options (continued)

The following table reflects the actual stock options issued and outstanding as of June 30, 2020:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)	Grant date fair value ($)

10.00	1.84	40,000	40,000	217,274
16.50	2.44	7,500	7,500	40,739
0.60	4.32	1,575,000	675,000	435,069
0.55	4.81	5,957,659	-	1,536,764
		7,580,159	722,500	2,229,846

12.Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit ("RSU") Plan to grant grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the years ended June 30, 2020:

	Number of shares	Weighted average grant date fair value per share (C$)
Unvested as at June 30, 2018 and June 30, 2019	-	$-
Granted (i)(ii)	600,000	0.40
Unvested as at June 30, 2020	600,000	$0.40

(i) On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The vesting of these RSUs results in stock-based compensation of $17,384 (year ended June 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The vesting of these RSUs results in stock-based compensation of $8,274 (year ended June 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

13.Deferred share units

Effective April 21, 2020, the Board of Directors approved a Deferred Share Unit ("DSU") Plan to grant DSUs to its directors. The DSU Plan permits the eligible directors to defer receipt of all or a portion of their retainer or compensation until termination of their services and to receive such fees in the form of cash at that time.

Upon vesting of the DSUs or termination of service as a director, the director will be able to redeem DSUs based upon the then market price of the Company's common share on the date of redemption in exchange for cash.

The following table summarizes the DSU activity during the years ended June 30, 2020:

	Number of shares	Weighted average grant date fair value per share (C$)
Unvested as at June 30, 2018 and June 30, 2019	-	$-
Granted (i)	7,500,000	0.65
Unvested as at June 30, 2020	7,500,000	$0.65

(i) On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The vesting of these DSUs results in stock-based compensation of $549,664 (year ended June 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

14.Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 7, the Company is required to make monthly payment of $60,000 for care and maintenance and a lease extension fee of $60,000. Including the previously accrued payments, a total of $1,847,300 is payable until the Company decides to acquire the mine at which time these payments will be waived.

As stipulated in the agreement with the EPA and as described in note 7, the company is required to make payments to the EPA. As at June 30, 2020, $5,960,000 payable to the EPA has been included in accounts payable and accrued liabilities.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of subleases held by the Company. See note 10.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

15.Income taxes

As at June 30, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 26.9% (2019 - 26.9%) to pretax loss from operations for the years ended June 30, 2020 and 2019 due to the following:

	Year Ended June 30, 2020	Year Ended June 30, 2019

Loss before income taxes	$30,627,783	$7,737,825
Expected income tax recovery	(8,222,300)	(2,077,300)
Other permanent difference	673,000	563,070
Change in valuation allowance	7,549,300	1,514,230
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	June 30, 2020	June 30, 2019

Deferred tax asset:
Net operating loss carry forward	$6,374,700	$4,285,120
Other deferred tax assets	8,713,050	3,198,490
Valuation allowance	(15,100,880)	(7,493,500)
Unrealized foreign exchange loss	13,130	8,870
Equipment	-	1,020
Total	$-	$-

	June 30, 2020	June 30, 2019
Deferred tax asset:
Non-capital losses carried forward	$10,050	$1,530,460
Lease liabilities	57,120	-
Deferred tax liabilities:
Convertible debt	-	(1,530,460)
Equipment	(10,050)	-
Right of use assets and lease obligations	(57,120)	-
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2020, and 2019, the Company has an unused net operating loss carry-forward balance of $23,735,515 and $20,842,829, respectively, that is available to offset future taxable income.  The US non-capital loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated after 2018 do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

16.Related party transactions

During the year ended June 30, 2020, John Ryan (Director and former CEO) billed $51,500, Wayne Parsons (Director and CFO) billed $136,045, Hugh Aird (Director) billed $9,774, Richard Williams (Director and Executive Chairman) billed $134,927, and Sam Ash (President and CEO) billed $60,000 for services to the Company.

At June 30, 2020, $121,161 is owed to Mr. Williams and $60,000 is owed to Mr. Ash with all amounts included in accounts payable and accrued liabilities.

During the year ended June 30, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as finder's fees with a total value of C$165,760 ($125,180) to a shareholder of the Company.

17.Financial instruments

Fair values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, convertible loan payable, promissory notes payable, lease liability, and other liabilities, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the years ended June 30, 2020 and 2019.

Foreign currency risk

Foreign currency risk is the risk that changes the rates of exchange on foreign currencies will impact the financial position of cash flows of the Company. The Company is exposed to foreign currency risks in relation to certain activities that are to be settled in Canadian dollar. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of credit risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

Liquidity risk

Liquidity risk is the risk that the Company's consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge its liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

18.Subsequent events

On July 15, 2020 the Company has entered into a loan agreement with an arm’s length third party for an unsecured loan facility of $1,200,000 (the “July 2020 Loan”) due August 31, 2020. As consideration for the July 2020 Loan, the Company has agreed to pay the lender a one-time origination fee of $360,000. The Company repaid the July 2020 Loan in full on maturity.

On August 12, 2020, the Company announced that it has extended the lease with Placer Mining for further 18 months for a $150,000 extension fee, in addition to the 6 month extension available for a $60,000 extension fee (see note 7). This extension expires on August 1, 2022.

On August 14, 2020, the Company closed the first tranche of the brokered private placement of units of the Company ("August 2020 Offering"), issuing 35,212,142 units of the Company (“August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of C$12,324,250. Each August 2020 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (“August 2020 Warrant”) a common share of the Company at C$0.50 per common share of the Company until August 31, 2023. In connection with the first tranche, the Company paid cash compensation of C$739,455 and issued 2,112,729 compensation options ("August 2020 Compensation Options"). Each compensation option is exercisable into one August 2020 Unit until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of C$7,303,352. In connection with the second tranche, the Company paid cash compensation of C$314,512 and issued 1,127,178 August 2020 Compensation Options. The Company also issued 2,205,714 August 2020 Units to settle $772,000 of debt.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  The Company’s Chief Executive Officer and Chief Financial Officer also concluded that updates to the disclosure controls and procedures should be made to improve the effectiveness of the controls and procedures to provide reasonable assurance of the assurance of these objectives, and will determine such changes to be made during the next period following this report.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that amendments should be made to the Company’s internal control over financial reporting to ensure it is effective at the reasonable assurance level.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of June 30, 20120.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position with the Company	Since
Dickson Hall	68	Director	January 5, 2018
John Ryan	57	Director	October 6, 2016
Wayne Parsons	51	Director and CFO	May 22, 2019
Hugh Aird	66	Director	July 19, 2019
Richard Williams	53	Director and Executive Chairman	March 27, 2020
Sam Ash	42	President and CEO	April 14, 2020

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

John Ryan is a Director of the Company.  Mr. Ryan has been an active entrepreneur in the resources sector for over twenty years.  He has extensive experience in the natural resource sector having served as an officer and/or director of companies such as Cadence Resources, High Plains Uranium, U.S. Silver Corporation (now Americas Silver Corporation), and Western Goldfields, Inc.  Mr. Ryan has extensive executive experience, and provides the Board of Directors with valuable insights regarding mining operations as well as public company expertise.  Mr. Ryan obtained a B.S. in Mining Engineering from the University of Idaho in 1985 and a Juris Doctor from Boston College in 1992.

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

Richard Williams is an executive with an established track-record of transformational leadership within the Mining Industry and other demanding environments. He is currently a Non-Executive Director of Trevali Mining Corporation and an advisor to companies facing complex operational, political or ESG challenges. Formerly the Chief Operating Officer of Barrick Gold Corporation and the company’s Executive Envoy to Tanzania, he has also served as Chief Executive Officer of the Afghan Gold and Minerals Company and as a Non-Executive Director of Gem Diamonds Limited. Prior to his commercial mining experience, Mr. Williams served as the Commanding Officer of the British Army’s Special Forces Regiment, the SAS. He holds an MBA from Cranfield University, a BSc in Economics from University College London and an MA in Security Studies from Kings College London.

Sam Ash was a Partner from 2015 at Barrick Gold Corp. (“Barrick”) and held various roles over the nine years employed there. This includes three years as General Manager of the Lumwana Copper Mine in Zambia, Technical Support Manager to Barrick’s Copper Business Unit, General Support Manager on the Cortez Mine in Nevada and Chief Engineer leading the roll-out of new Underground Mining standards in the USA and Tanzania. Prior to his time at Barrick, Mr. Ash served as Manager of New Operations for Veris Gold Corp. (formerly, Yukon-Nevada Gold Corp.) primarily on the Jerritt Canyon Mine in Nevada, and also as an Underground Mine Supervisor with Drummond Company, Inc. He has recently completed his Masters’ Degree in Leadership and Strategy at the London Business School and has a BS in Mining Engineering from the University of Missouri Rolla.

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

Code of Ethics

The Company’s board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. The Company will provide a copy of its code of ethics, without charge, to any person upon receipt of written request for such, delivered to our corporate headquarters. All such requests should be sent care of Bunker Hill Mining Corp., Attn: Corporate Secretary, 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Howard Crosby (2) CEO and CFO	2020	--	--	--	--	--	--	--	--
	2019	20,000	--	--	--	--	--	--	20,000
	2018	60,000	--	--	--	--	--	--	60,000

Bruce Reid (3) CEO	2020	--	--	--	--	--	--	--	--
	2019	--	--	--	--	--	--	--	--
	2018	165,000	505,000	--	--	--	--	--	670,000

Julio DiGirolamo (4) CFO	2020	--	--	--	--	--	--	--	--
	2019	70,150	--	--	--	--	--	--	70,150
	2018	130,000	--	--	22,843	--	--	--	157,843

Dan Hrushewsky (5) Executive VP	2020	--	--	--	--	--	--	--	--
	2019	39,264	--	--	--	--	--	--	--
	2018	112,800	--	--	160,992	--	--	--	273,722

John Ryan CEO	2020	51,500	--	--	107,731	--	--	--	159,231
	2019	50,000	--	--	--	--	--	--	50,000
	2018	--	--	--	--	--	--	--	--

Wayne Parsons CFO	2020	136,045	--	--	630,532	--	--	--	766,577
	2019	--	--	--	--	--	--	--	--
	2018	--	--	--	--	--	--	--	--

Richard Williams President/Executive Chairman	2020	134,927	--	--	1,020,869	--	--	--	1,155,796
	2019	--	--	--	--	--	--	--	--
	2018	--	--	--	--	--	--	--	--

Sam Ash CEO	2020	60,000	--	--	--	--	--	--	60,000
	2019	--	--	--	--	--	--	--	--
	2018	--	--	--	--	--	--	--	--

(1)Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 11 in the Notes to the Financial Statements herein.

(2)Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President until November 2018.

(3)Bruce Reid was the Company’s CEO from April 18, 2017 to October 12, 2018.

(4)Julio DiGirolamo was the Company’s CFO from April 18, 2017 to May 22, 2019.

(5)Dan Hrushewsky was the Company’s Executive Vice President from December 1, 2017 to October 15, 2018.

(6)John Ryan was the Company’s CEO from October 12, 2018 to April 14, 2020.

(7)Wayne Parsons became the Company’s CFO on May 22, 2019.

(8)Sam Ash became the Company’s CEO on April 14, 2020.

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

On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2020, for each of the named executive officers.

	Option Awards _____________________________________________________					Stock Awards _______________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	40,000 210,000	-- 180,000	-- --	10.00 0.60	May 2, 2022 October 24, 2024	--	--	--	--
Wayne Parsons	235,000 --	180,000 2,000,000	-- --	0.60 0.55	October 24, 2024 April 20, 2025	--	--	--	--
Richard Williams	--	3,957,659	--	0.55	April 20, 2025	--	--	--	--

Long-Term Incentive and Compensation Plans

In May 2020, and as part of its overall compensation planning, the Bunker Board introduced a long term incentive plan (the “Long Term Incentive Plan” or “LTIP”) that provides for time-based share unit awards (“RSUs”), deferred share units (“DSUs”), options (“Options”) and performance-based share unit awards (“PSUs”, and collectively with RSUs, DSUs and Options, “Awards”) that may be granted to employees, officers and eligible consultants and directors of the Company and its affiliates. Recipients of Awards are defined as “Participants”.

The aim of the Company’s compensation program is to attract and retain highly qualified executives and to link compensation to performance and shareholder value. This must ensure that the compensation is sufficiently competitive to achieve this objective. The Bunker Board considers a number of factors in order to determine compensation, including the Company’s contractual obligations, the individual’s performance and other qualitative aspects of the individual’s performance and achievements, the amount of time and effort the individual will devote to the Company and the Company’s financial resources.

The Company’s compensation program is comprised of:

(a)A base salary or management fee arrangement and benefits. The base salaries or management fee arrangements and benefits paid to the key executives are not based on any specific formula and are set so as to be competitive with other companies of similar size and state of development in the mineral industry. This base salary also includes sign-on incentives, which may be issued in the form of cash, RSUs, DSUs or Options.

(b)A short-term incentive program in the form of bonuses. Bonuses are paid to key executives based on individual, team and Company performance and the executive’s position in the Company. Any bonus awards are at the sole discretion of the Bunker Board.

(c)Long Term Incentive Plan. The LTIP consists of DSUs, RSUs, PSUs, and Options which provide the Bunker Board with additional long term incentive mechanisms to align the interests of the directors, officers, employees or consultants of the Company with shareholder interests. The LTIP also provides for, among other things, an accelerated vesting of awards in the event of a change in control, thereby aligning the Company’s practices with current corporate governance best practices respecting a change in control.

The Board believe that equity-based compensation plans are the most effective way to align the interests of management with those of shareholders. Long-term incentives must also be competitive and align with the Company’s compensation philosophy.

The Company does not have a pension plan that provides for payments or benefits to its executive officers.

Change of Control Agreements

The Company has provided change of control benefits to senior officers to encourage them to continue their employment in the event of a purchase, sale, reorganization, or other significant change in the business. These benefits have a “double trigger” meaning that an event of termination is also required in a change of control to trigger a severance payment.

If the employment agreement of the senior officer is terminated (a) by the Company without just cause, or (b) by the senior officer for good reason pursuant to the terms of the employment agreement, at any time within 12 months of a change of control, the Company is required to make a lump sum severance payments equal to 24 months of base salary.  In addition, at such time all Awards shall be deemed to have vested, and all restrictions and conditions applicable to such Awards shall be deemed to have lapsed and the Shares these Awards shall be issued and delivered.

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

Share Option Plan

The following information is intended to be a brief description and summary of the material features of the Share Option Plan:

(a)The aggregate maximum number of Shares available for issuance from treasury under the Share Option Plan, together with the Share Bonus Plan, at any given time is 10% of the outstanding Shares as at the date of grant of an option under the Plan, subject to adjustment or increase of such number pursuant to the terms of the Plan. Any Shares subject to an option which has been granted under the Share Option Plan and which has been surrendered, terminated, or expired without being exercised, in whole or in part, will again be available under the Plan.

(b)The exercise price of an option shall be determined by the Board at the time each option is granted, provided that such price shall not be less than the closing price of the Shares on the principal stock exchange(s) upon which the Shares are listed and posted for trading on the trading day immediately preceding the day of the grant of the option.

(c)Options granted to persons conducting Investor Relations Activities (as defined in the Plan) for the Corporation must vest in stages over twelve months with no more than ¼ of the options vesting in any three-month period.

(d)In the event an Optionee ceases to be eligible for the grant of options under the Share Option Plan, options previously granted to such person will cease to be exercisable within a period of 12 months following the date such person ceases to be eligible under the Plan.

(e)In the event that a take-over bid or issuer bid is made for all or any of the issued and outstanding Shares, then the Board may, by resolution, permit all options outstanding to become immediately exercisable in order to permit Shares issuable under such options to be tendered to such bid.

Share Bonus Plan

The following information is intended to be a brief description and summary of the material features of the Share Bonus Plan:

(a)Participants in the Share Bonus Plan shall be directors, officers, employees, or consultants of the Corporation who, by the nature of their positions are, in the opinion of the Board and upon the recommendation of the President of the Corporation, in a position to contribute to the success of the Corporation.

(b)The determination regarding the amount of bonus Shares issued pursuant to the Share Bonus Plan will take into consideration the Optionee’s present and potential contribution to the success of the Corporation and shall be determined from time to time by the Board. However, in no event shall the number of bonus Shares pursuant to the Share Bonus Plan, together with the Share Option Plan, exceed 10% of the issued and outstanding Shares in the aggregate.

General Features of the Plan

In addition to the above summaries of the Share Option Plan and the Share Bonus Plan, the following is intended to be a brief description and summary of some of the general features of the Plan:

(a)The aggregate number of Shares reserved pursuant to the Plan for issuance to insiders of the Corporation within any twelve-month period, under all security-based compensation arrangements of the Corporation, shall not exceed 10% of the total number of Shares then outstanding.

(b)The aggregate number of Share reserved for issuance pursuant to the Plan to any one person in any twelve-month period shall not exceed 5% of the total number of Shares outstanding from time to time, unless disinterested shareholder approval is obtained pursuant to the policies of the Corporation’s principal stock exchange(s) upon which the Shares are listed and posted for trading or any stock exchange or regulatory authority having jurisdiction over the securities of the Corporation. No more than 2% of the outstanding Shares may be granted to any one Consultant (as defined in the Plan) in any twelve-month period, or to persons conducting Investor Relations Activities (as defined in the Plan) in any twelve-month period.

RSU Plan

On March 25, 2020, the Board of Directors of the Company approved the adoption of the Company’s Restricted Stock Unit Incentive Plan (the “RSU Plan”) under which RSUs of the Company, whereby each RSU represents the right to receive one Common Share, have been reserved for purposes of possible future issuance of RSUs.  The RSU Plan is intended to enhance the Company’s ability to attract and retain highly qualified officers, directors, key employees, consultants and other persons, and to motivate such officers, directors, key employees, consultants and other persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the RSU Plan provides for the grant of RSUs and any of these awards of RSUs (“Awards”) may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals of the Company.

The Following information is intended to be a brief description and summary of the material features of the RSU Plan:

(a)The maximum number of Common Shares available for issuance under the RSU Plan shall be 7,249,278, subject to adjustment or increase of such number pursuant to the terms of the RSU Plan.

(b)The number of Common Shares to be issued under the RSU Plan shall not exceed 10% of the total number of the issued and outstanding Common Shares.

(c)In the event that an Award is exercised for Common Shares, the Common Shares reserved for issuance in connection with such Award will be returned to the pool of available Common Shares authorized for issuance under the RSU Plan and will be available for reservation pursuant to a new Award grant.

(d)Awards may be made under the Plan to any employee, director or consultant of the Company, as the Board of Directors shall determine and designate from time to time.

(e)Awards granted under the RSU Plan may, in the discretion of the Board of Directors, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other Award or any award granted under another plan of the Company.

(f)At the time a grant of RSUs is made, the Board of Directors may, in its sole discretion, establish a vesting period applicable to such RSUs, and each Award of RSUs may be subject to a different vesting period.

DSU Plan

On April 21, 2020, the Board of Directors of the Company approved the adoption of the Company’s Deferred Share Unit Plan (the “DSU Plan”), pursuant to which the Board of Directors may grant DSUs to eligible persons under the DSU Plan.  Each DSU entitles grantee to receive on vesting an amount equal to: (A) the number of vested DSUs elected to be redeemed multiplied by (B) the fair market value of the Common Shares less (C) any applicable withholdings pursuant to the DSU Plan. The purposes of the DSU Plan are to: (i) align the interests of directors of the Company with the long term interests of shareholders of the Company; and (ii) to allow the Company to attract and retain high quality directors.

The Following information is intended to be a brief description and summary of the material features of the DSU Plan:

(a)A committee of directors of the Company appointed by the Board of Directors to administer the DSU Plan may grant DSUs to any director of the Company in its sole discretion.

(b)Awards may be made under the Plan to any director of the Company, as the committee appointed by the Board of Directors shall determine and designate from time to time.

(c)Should the Common Shares  no  longer  be  publicly  traded  at  the  relevant  time  such  that  the  fair market value of the Common Shares cannot be determined in accordance with the formula set out in the definition of that term pursuant to the DSU Plan, the fair market value of a Common Share shall be determined by the committee appointed by the Board of Directors in its sole discretion.

(d)At the time a grant of DSUs is made, the committee appointed by Board of Directors may, in its sole discretion, establish a vesting period applicable to such DSUs.

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation. The Board determines the amount of director compensation. The board may appoint a compensation committee to take on this role. The following table provides a summary of compensation paid to directors during the fiscal year ended June 30, 2020.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dickson Hall	--	--	73,202	--	--	--	73,202
John Ryan	51,500	--	107,731	---	---	--	159,231
Wayne Parsons	136,045	--	630,532	--	--	--	159,231
Hugh Aird	9,774	--	73,202	--	--	--	82,976
Richard Williams	134,927	--	1,020,869	--	--	--	1,155,796
(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 11 in the Notes to the Financial Statements herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,580,159	$0.62	345,835

Equity compensation plans not approved by security holders	-	-	-

Total	7,580,159	$0.62	345,835

	Number of securities to be issued upon exercise of outstanding RSUs and DSUs	Weighted average grant date price of outstanding RSUs and DSUs	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
RSU Plan	600,000	$0.40	6,649,278

DSU Plan	7,500,000	$0.65	N/A

Total	8,100,000	$0.63	6,649,278

Security Ownership of Certain Beneficial Owners

The following table sets forth as of June 30, 2020, the name and the number of shares of the Company’s common stock, par value $0.000001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Hummingbird Resources PLC 26 Mount Row London, W1K 3SQ, United Kingdom	Common Shares 4,052,857	5.11%
Common	Dickson Hall (1) 1890 Waterloo St. Vancouver, BC V6R 3G4 Canada	Common Shares NIL	0.00%
Common	Hugh Aird (1)	Common Shares NIL	0.00%
Common	Wayne Parsons (1)	Common Shares 5,586,672	7.05%
Common	John Ryan (1) 888C – 8th Avenue, #503 New York, NY 10019 USA	Common Shares 1,266,666	1.60%
Common	Sam Ash (1)	Common Shares NIL	0.00%
Common	Richard Williams (1)	Common Shares 1,000,000	1.26%
Common	Sebastian Marr	Common Shares 10,675,200	13.47%
Common	Gemstone 102 Ltd.	Common Shares 7,559,108	9.54%

(1)Director, Officer or Significant Employee of Company

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

Messrs. John Ryan, Dickson Hall, and Hugh Aird are currently the only “independent” directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended June 30, 2018 and 2017, and is expected to serve in that capacity for the ensuing year. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the years ended June 30, 2020 and June 30, 2019 are summarized in the following table:

	2020	2019
Audit	$53,000	$40,000
Audit related	46,450	40,000
Tax	--	--
All other	--	--
Total	$100,450	$80,000

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s financial statements during the fiscal years ended June 30, 2020 and 2019 are $100,450 and $80,000, respectively.

Tax Fees

MNP, LLP did not bill the Company for tax compliance, advice and planning during the fiscal years ended June 30, 2020 and 2019.

All Other Fees

MNP, LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2020 and 2019.

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

By: /s/ Wayne Parsons

Wayne Parsons, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 18, 2020	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	September 18, 2020	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	September 18, 2020	By:	/s/ Hugh Aird
		Name:	Hugh Aird
		Title:	Director

Date:	September 18, 2020	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director