Form 10-Q
period 2020-09-30
Bunker Hill Mining Corp.
filed 2020-11-23
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐  Yes  ☒   No

As of November 23, 2020, the Issuer had 143,117,068 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.), (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2020, and all amendments thereto.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

INTERIM CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2020

BUNKER HILL MINING CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2020

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Bunker Hill Mining Corp. Condensed Interim Consolidated Balance Sheets (Expressed in United States Dollars) Unaudited
	As at September 30, 2020	As at June 30, 2020
ASSETS

Current assets
Cash and cash equivalents	$8,638,468	$61,973
Accounts receivable	89,528	78,692
Prepaid expenses	252,571	102,714
Total current assets	8,980,567	243,379

Non-current assets
Equipment (note 4)	272,543	207,810
Right-of-use assets (note 5)	185,325	212,755
Long term deposit	68,939	68,939
Mining interests (note 7)	1	1
Total assets	$9,507,375	$732,884

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 7 and 15)	$3,275,968	$4,389,964
Accrued liabilities (notes 7 and 14)	10,292,031	7,216,114
DSU liability (note 13)	753,791	549,664
Interest payable (notes 8 and 9)	483,059	403,933
Convertible loan payable (note 8)	1,600,000	1,600,000
Promissory notes payable (note 9)	-	836,592
Current portion of lease liability (note 10)	106,866	102,027
Total current liabilities	16,511,715	15,098,294

Non-current liabilities
Lease liability (note 10)	87,431	112,712
Derivative warrant liability (notes 8, 9 and 11)	25,198,873	18,763,797
Total liabilities	41,798,019	33,974,803

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; No preferred shares issued and outstanding (note 11)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 137,544,088 and 79,259,940 common shares issued and outstanding, respectively (note 11)	137	79
Additional paid-in-capital (note 11)	31,901,497	30,133,058
Shares to be issued	-	549,363
Deficit accumulated during the exploration stage	(64,192,278)	(63,924,419)
Total shareholders' deficiency	(32,290,644)	(33,241,919)
Total shareholders' deficiency and liabilities	$9,507,375	$732,884

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars) Unaudited
	Three months ended September 30, 2020	(As restated) (note 4) Three months ended September 30, 2019
Operating expenses
Operation and administration (notes 11, 12 and 13)	$552,789	$63,634
Exploration	5,210,621	1,109,215
Legal and accounting	159,268	28,572
Consulting (note 15)	183,238	84,640
Income (loss) from operations	(7,053,072)	(1,286,061)

Other income or gain (expense or loss)
Change in derivative liability (notes 8, 9 and 11)	9,311,304	(1,813,257)
Accretion expense (notes 8 and 9)	(118,388)	(33,869)
Financing costs (note 9)	(360,000)	-
Loss on foreign exchange	(100,749)	673
Interest expense (notes 8 and 9)	(107,427)	(47,890)
Loss on private placement (note 11)	(940,290)	-
Share issuance costs (note 11)	(947,156)	-
Loss on debt settlement (note 11)	(899,237)	(1,056,296)
Net loss and comprehensive loss for the period	$(267,859)	$(4,236,700)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.10)
Weighted average number of common shares - basic and fully diluted	106,276,928	43,825,952

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Cash Flows (Expressed in United States Dollars) Unaudited
	Three months ended September 30, 2020	(As restated) (note 4) Three months ended September 30, 2019
Operating activities
Net loss for the period	$(267,859)	$(4,236,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	482,303	-
Depreciation expense	47,464	25,044
Change in fair value of warrant liability	(9,311,304)	1,813,257
Accretion expense	118,388	33,869
Financing costs	360,000	-
Interest expense on lease liability (note 10)	5,284	7,787
Foreign exchange gain on re-translation of lease liability (note 10)	(15,588)	-
Loss on debt settlement (note 11)	899,237	1,056,296
Loss on private placement (note 11)	940,290	-
Changes in operating assets and liabilities:
Accounts receivable	(10,836)	(2,624)
Prepaid expenses	(149,857)	14,098
Accounts payable	(943,902)	479,549
Accrued liabilities	3,167,269	229,827
Other liabilities	-	(9,114)
Interest payable	107,426	47,890

Net cash used in operating activities	(4,571,685)	(540,821)

Investing activities
Purchase of machinery and equipment	(84,767)	-
Proceeds on disposal of equipment	-	-

Net cash used in investing activities	(84,767)

Financing activities
Proceeds from issuance of common stock	14,262,697	1,143,074
Lease payments	(10,138)	(30,893)
Proceeds from promissory note	840,000	-
Repayment of promissory note	(1,859,612)	-

Net cash provided by financing activities	13,232,947	1,112,181

Net change in cash and cash equivalents	8,576,495	571,360
Cash and cash equivalents, beginning of period	61,973	28,064

Cash and cash equivalents, end of period	$8,638,468	$599,424

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable, accrued liabilities, interest payable and promissory notes	$585,115	717,673

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp. Condensed Interim Consolidated Statements of Changes in Shareholders' Deficiency (Expressed in United States Dollars) Unaudited
	Common stock Shares	Common stock Amount	Additional paid-in-capital	Shares to be issued	Deficit Accumulated during the Exploration Stage	Total
Balance, June 30, 2019 (As restated, note 4)	15,811,396	$16	$24,284,765	$107,337	$(32,602,628)	$(8,210,510)
Shares and units issued at $0.04 per share (i)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Issue costs	-	-	(65,315)	-	-	(65,315)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Net loss for the period	-	-	-	-	(4,236,700)	(4,236,700)

Balance, September 30, 2019 (As restated, note 4)	69,817,196	$70	$26,840,864	$-	$(36,839,328)	$(9,998,394)

Balance, June 30, 2020	79,259,940	$79	$30,133,058	$549,363	$(63,924,419)	$(33,241,919)
Stock-based compensation	-	-	278,176	-	-	278,176
Units issued at $0.26 per unit (ii)	56,078,434	56	14,798,718	(549,363)	-	14,249,411
Units issued for debt settlement at $0.67 per unit	2,205,714	2	1,484,350	-	-	1,484,352
Warrant valuation	-	-	(14,792,805)	-	-	(14,792,805)
Net loss for the period	-	-	-	-	(267,859)	(267,859)

Balance, September 30, 2020	137,544,088	$137	$31,901,497	$-	$(64,192,278)	$(32,290,644)

(i) Shares and units issued at C$0.05, converted to US at $0.04 (note 11)

(ii) Units issued at C$0.35, converted to US at $0.26 (note 11)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis.  Bunker Hill Mining Corp. (the "Company") has incurred losses since inception resulting in an accumulated deficit of $64,192,278 and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Amended Form 10-K/A, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended June 30, 2020. The interim results for the period ended September 30, 2020 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

3. New and recently adopted technical and accounting pronouncements

On July 1, 2020, the Company adopted Account Standards Update (ASU) 2016-03, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changed the impairment model for most financial instruments. Previous guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company is required to use a current expected credit loss ("CECL") model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The adoption of ASU 2016-13 did not have a material impact on the unaudited condensed interim consolidated financial statements, as the Company's accounts receivable only consisted of sales taxes receivable.

4. Restatement of previously issued financial statements

In November 2020, it was determined that the Company has underaccrued for invoices issued by the United States Environmental Protection Agency ("EPA") for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020, interest payable on the outstanding EPA balance, and for a finder's fee related to the Company's February 2020 private placement, which resulted in an understatement of liabilities for 2019 and 2020, an overstatement of additional paid-in-capital for 2020, an understatement of opening and closing deficit for 2019 and 2020, and an understatement of exploration expenses and net losses for 2019 and 2020.

The following tables present the impact of the restatement adjustments on the Company's previously issued condensed interim consolidated financial statements for the three months ended September 30, 2019.

Impact to Condensed Interim Consolidated Statements of Loss and Comprehensive Loss

Three months ended September 30, 2019	As previously reported	Adjustment	As restated

Exploration	$958,804	$150,411	$1,109,215
Loss from operations	$(1,135,650)	$(150,411)	$(1,286,061)
Loss before income tax and net loss and comprehensive
loss for the period	$(4,086,289)	$(150,411)	$(4,236,700)
Net loss per common share - basic and fully diluted	$(0.09)	$(0.01)	$(0.10)

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

4. Restatement of previously issued financial statements (continued)

Impact to Condensed Interim Consolidated Statements of Cash Flows

Three months September 30, 2019	As previously reported	Adjustment	As restated

Net loss for the period	$(4,086,289)	$(150,411)	$(4,236,700)
Changes in operating assets and liabilities:
Accounts payable	$329,138	$150,411	$479,549

Impact to Consolidated Statements of Changes in Shareholders' Deficiency

	As previously reported	Adjustment	As restated

Balance, Total, June 30, 2019	$(6,959,283)	$(1,251,227)	$(8,210,510)
Net loss for the period ended September 30, 2019	$(4,086,289)	$(150,411)	$(4,236,700)
Deficit accumulated during the exploration stage, September 30, 2019	$(35,437,690)	$(1,401,638)	$(36,839,328)
Balance, Total, September 30, 2019	$(8,596,756)	$(1,401,638)	$(9,998,394)

5. Equipment

Equipment consists of the following:

	September 30, 2020	June 30, 2020

Equipment	$313,345	$228,578
	313,345	228,578
Less accumulated depreciation	(40,802)	(20,768)
Equipment, net	$272,543	$207,810

The total depreciation expense during the three months ended September 30, 2020 was $20,034 (three months ended September 30, 2019 - recovery of $1,550 due to write off of lease incentive liability).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

6. Right-of-use asset

Right-of-use asset consists of the following:

	September 30, 2020	June 30, 2020

Office lease	$319,133	$319,133
Less accumulated depreciation	(133,808)	(106,378)
Right-of-use asset, net	$185,325	$212,755

The total depreciation expense during the three months ended September 30, 2020 was $27,430 (three months ended September 30, 2019 - $26,595).

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

During the year ended June 30, 2017, the Company made payments totaling $300,000 as part of this Letter of Intent. These amounts were initially capitalized and subsequently written off during fiscal 2018 and were included in exploration expenses.

On August 28, 2017, the Company announced that it signed a definitive agreement (the “Agreement”) for the lease and option to purchase the Bunker Hill Mine assets (the “Bunker Assets”).

Under the terms of the Agreement, the Company was required to make a $1 million bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017.  The 24-month lease commenced November 1, 2017.  During the term of the lease, the Company was to $100,000 monthly mining lease payments, paid quarterly.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

7.Mining interests (continued)

Bunker Hill Mine Complex (continued)

On November 13, 2018, the Company announced that it was successful in renewing the lease, effectively with the original Agreement intact, except that monthly payments are reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at September 30, 2020, the Company has accrued for a total of $1,787,300 (June 30, 2020 - $1,847,300), which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

On October 22, 2019, the Company signed a further amendment to the Agreement. The key terms of this amended agreement are as follows:

*The lease period has been extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a 1 time $60,000 extension fee (extended).

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

On August 12, 2020, the Company extended the lease with Placer Mining for further 18 months for a $150,000 extension fee. This extension expires on August 1, 2022.

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

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000	Not paid
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Of these, the December 1, 2018, and June 1, 2019 semi-annual water treatment payments were not made, totaling $960,000 outstanding as at September 30, 2020 (June 30, 2020 - $960,000). The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,269,388, with $2,229,408 outstanding as at September 30, 2020 (June 30, 2020 - $2,229,408). The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at September 30, 2020, the interest accrued on the unpaid EPA balance is $120,477 (June 30, 2020 - $89,180).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

7.Mining interests (continued)

Bunker Hill Mine Complex (continued)

For 2020, the Company has accrued an estimate for additional water treatment charges based on 2018 and 2019 invoices received from the EPA, for a total of an additional semi-annual accrual of $799,998. The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $11,096,542 (June 30, 2020 - $7,905,235).

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

In June 2020, Hummingbird agreed to extend the scheduled maturity date of the loan to July 31, 2020. Subsequent to September 30, 2020, the Company settled the full amount of the outstanding loan by issuing 5,572,980 shares.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

8.Convertible loan payable (continued)

The Company has accounted for the conversion features and warrants in accordance with ASC Topic 815. The conversion features and warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s functional currency of the US dollar. The estimated fair value of the conversion features and warrants was determined on the date of issuance and marks to market at each financial reporting period. As at September 30, 2020, the fair values of the conversion feature and warrants were $nil (June 30, 2020 - $nil).

Accretion expense for the three months ended September 30, 2020 was $nil (three months ended September 30, 2019 - $33,869) based on effective interest rate of 16% after the loan extension.

Interest expense for the three months ended September 30, 2020 was $101,827 (three months ended September 30, 2019 - $47,890). As at September 30, 2020, the Company has an outstanding interest payable of $483,059 (June 30, 2020 - $381,233).

Amount

Balance, June 30, 2019	$1,744,327
Accretion expense	146,266
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Balance, June 30, 2020 and September 30, 2020	$1,600,000

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

During the three months ended September 30, 2020, the Company repaid $110,658 of the promissory note and settled the remaining balance of $218,281 (C$288,000), which included interest payable of $28,939, in full by issuing 822,857 August 2020 Units (as defined in note 11), recognizing a loss on debt settlement of $335,467.

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

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	June 30, 2020	September 30, 2020
Expected life	501 days	409 days
Volatility	100%	100%
Risk free interest rate	0.94%	0.75%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$150,161	$54,367
Change in derivative liability		$95,794

April 2020 issuance	June 30, 2020	September 30, 2020
Expected life	501 days	409 days
Volatility	100%	100%
Risk free interest rate	0.30%	0.28%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$186,410	$86,603
Change in derivative liability		$99,807

Accretion expense for the three months ended September 30, 2020 was $51,522 (three months ended September 30, 2019 - $nil) based on effective interest rate of 11% after the loan extension.

Interest expense for the three months ended September 30, 2020 was $5,600 (three months ended September 30, 2019 - $nil). As at September 30, 2020, the Company has an outstanding interest payable of $nil (June 30, 2020 - $22,700).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

9.Promissory notes payable (continued)

(i) (continued)

Amount

Balance, June 30, 2019	$-
Proceeds on issuance	300,000
Warrant valuation	(206,523)
Accretion expense	155,001
Balance, June 30, 2020	$248,478
Accretion expense	51,522
Debt settlement	(189,342)
Repayment	(110,658)
Balance, September 30, 2020	$-

(ii) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bore interest and was due on demand after 90 days after the issue date. This promissory note was repaid during the three months ended September 30, 2020. Accretion expense for the three months ended September 30, 2020 was $47,737 (three months ended September 30, 2019 - $nil) based on effective interest rate of 7%.

(iii) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. During the three months ended September 30, 2020, the Company settled the promissory note in full by issuing 714,285 shares (see note 11). Accretion expense for the three months ended September 30, 2020 was $19,129 (three months ended September 30, 2019 - $nil) based on effective interest rate of 8%.

(iv) On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 of debt issue costs. The note bore no interest and was due on demand. This promissory note was repaid in full during the three months ended September 30, 2020. Financing cost for the three months ended September 30, 2020 was $nil (three months ended September 30, 2019 - $nil).

(v) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 to a director of the Company. The note bore no interest and was due on demand. This promissory note was repaid in full during the three months ended September 30, 2020. Financing cost for the three months ended September 30, 2020 was $nil (three months ended September 30, 2019 - $nil).

(vi) On July 13, 2020, the Company issued a promissory note in the amount of $1,200,000, net of $360,000 debt issue costs. The note bears no interest and is due on August 31, 2020.  This promissory note was repaid in full during the three months ended September 30, 2020. Financing cost for the three months ended September 30, 2020 was $360,000 (three months ended September 30, 2019 - $nil).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

10. Lease liability

The Company has an operating lease for office space that expires in 2022.  Below is a summary of the Company's lease liability as of September 30, 2020:

Office lease

Balance, June 30, 2019	$-
Addition	319,133
Interest expense	27,062
Lease payments	(120,690)
Foreign exchange gain	(10,766)
Balance, June 30, 2020	214,739
Addition	-
Interest expense	5,284
Lease payments	(10,138)
Foreign exchange gain	(15,588)
Balance, September 30, 2020	194,297
Less: current portion	(106,866)
Long-term lease liability	$87,431

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company's obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total

Base rent	$162,048	$121,536	$-	$283,584
Additional rent	150,060	112,545	-	262,605
	$312,108	$234,081	$-	$546,189

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Issued and outstanding

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

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $95,763 and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility (see note 7).

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,142 common shares of the Company at C$0.56 per share for gross proceeds of C$60,000 ($44,671).

During the year ended June 30, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as finder's fees with a total value of C$165,760 ($125,180) to a shareholder of the Company.

On August 14, 2020, the Company closed the first tranche of the brokered private placement of units of the Company ("August 2020 Offering"), issuing 35,212,142 units of the Company (“August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of $9,301,321 (C$12,324,250). Each August 2020 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (“August 2020 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.50 per common share of the Company until August 31, 2023. In connection with the first tranche, the Company incurred financing costs of $709,016 (C$829,719) and issued 2,112,729 compensation options ("August 2020 Compensation Options"). Each compensation option is exercisable into one August 2020 Unit at an exercise price of C$0.35 until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of $5,497,453 (C$7,303,202). In connection with the second tranche, the Company incurred financing costs of $238,140 (C$314,512) and issued 1,127,178 August 2020 Compensation Options.

In the August 2020 Offering, the fair value of warrants, which are treated as liability and fair value accounted for, were greater than gross proceeds. As a result, a loss of $940,290 has been recognized in the unaudited condensed interim consolidated statements of loss and the share issue costs were also expensed.

The Company also issued 2,205,714 August 2020 Units to settle $170,093 of accounts payable, $55,676 of accrued liabilities, $28,300 of interest payable, and $331,046 of promissory notes payable at a deemed price of $0.67 based on the fair value of the units issued. As a result, the Company recorded a loss on debt settlement of $899,237.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at September 30, 2020:

August 2020 issuance	August 14, 2020	September 30, 2020
Expected life	1112 days	1065 days
Volatility	100%	100%
Risk free interest rate	1.53%	1.48%
Dividend yield	0%	0%
Share price	$0.42	$0.43
Fair value	$15,746,380	$16,097,069
Change in derivative liability		$(350,689)

The warrant liabilities as a result of the December 2017, August 2018, November 2018, June 2019 and August 2019 private placements were revalued as at September 30, 2020 and June 30, 2020 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2020	September 30, 2020
Expected life	166 days	74 days
Volatility	100%	100%
Risk free interest rate	0.69%	1.48%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$0	$0
Change in derivative liability		$0

August 2018 issuance	June 30, 2020	September 30, 2020
Expected life	405 days	313 days
Volatility	100%	100%
Risk free interest rate	1.20%	1.49%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$6,132	$0
Change in derivative liability		$6,132

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

November 2018 issuance	June 30, 2020	September 30, 2020
Expected life	516 days	424 days
Volatility	100%	100%
Risk free interest rate	1.34%	1.19%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$206,253	$68,901
Change in derivative liability		$137,352

June 2019 issuance	June 30, 2020	September 30, 2020
Expected life	363 days	271 days
Volatility	100%	100%
Risk free interest rate	1.15%	0.97%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$6,582,920	$3,146,863
Change in derivative liability		$3,436,057

August 2019 issuance	June 30, 2020	September 30, 2020
Expected life	397 days	305 days
Volatility	100%	100%
Risk free interest rate	1.11%	0.93%
Dividend yield	0%	0%
Share price	$0.73	$0.43
Fair value	$11,631,921	$5,574,662
Change in derivative liability		$6,057,259

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Warrants

	Number of warrants	Weighted average exercise price (C$)	Weighted average grant date value ($)
Balance, June 30, 2019	13,046,484	0.88	$0.27
Issued	23,005,800	0.25	0.02
Balance, September 30, 2019	36,052,284	0.48	$0.11
Balance, June 30, 2020	37,844,404	0.43	$0.09
Issued	58,284,148	0.50	0.11
Expired	(116,714)	4.50	1.90
Balance, September 30, 2020	96,011,838	0.47	$0.10

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable

December 5, 2020	20.00	227,032	227,032
December 13, 2020	20.00	7,000	7,000
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
June 27, 2021	0.25	11,660,000	11,660,000
August 1, 2021	0.25	20,672,900	20,672,900
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
August 1, 2021	0.25	763,200	763,200
August 26, 2021	0.05	1,912,000	1,912,000
February 7, 2022	0.25	640,000	640,000
February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148

		96,011,838	96,011,838

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Broker options

	Number of broker options	Weighted average exercise price (C$)
Balance, June 30, 2019, September 30, 2019 and June 30, 2020	-	$-
Issued (i)	3,239,907	0.35
Balance, September 30, 2020	3,239,907	$0.35

(i) The grant date fair value of the broker options were estimated at $937,748 using the Black-Scholes valuation model with the following underlying assumptions:

Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
0.31%	0%	100%	C$0.54-C$0.56	3 years

	Exercise	Number of
Expiry date	price (C$)	broker options	Fair value ($)

August 31, 2023 (i)	0.50	3,239,907	937,748

(i) Exercisable into one August 2020 Unit

Stock options

The following table summarizes the stock option activity during the periods ended September 30, 2020:

	Number of stock options	Weighted average exercise price (C$)
Balance, June 30, 2019 and September 30, 2019	287,100	$7.50
Balance, June 30, 2020	7,580,159	0.62

Granted (i)	200,000	0.60
Balance, September 30, 2020	7,780,159	$0.62

(i) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options were estimated at $435,069. The vesting of these options resulted in stock-based compensation of $45,173 for the three months ended September 30, 2020 (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

11. Capital stock, warrants and stock options (continued)

Stock options (continued)

(ii) On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options were estimated at $1,536,764. The vesting of these options results in stock-based compensation of $201,728 (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii) On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options were estimated at $52,909. The vesting of these options resulted in stock-based compensation of $218 for the three months ended September 30, 2020 (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years

The following table reflects the actual stock options issued and outstanding as of September 30, 2020:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)	Grant date fair value ($)

10.00	1.59	40,000	40,000	217,274
16.50	1.59	7,500	7,500	40,739
0.60	4.07	1,575,000	675,000	435,069
0.55	4.56	5,957,659	-	1,536,764
0.60	3.00	200,000	-	52,909

		7,780,159	722,500	2,282,755

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

12.Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit ("RSU") Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the periods ended September 30, 2020:

	Number of shares	Weighted average grant date fair value per share (C$)
Unvested as at June 30, 2019 and September 30, 2019	-	$-
Unvested as at June 30, 2020 and September 30, 2020	600,000	$0.40

(i) On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The vesting of these RSUs results in stock-based compensation of $20,770 (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The vesting of these RSUs results in stock-based compensation of $10,287 (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

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

The following table summarizes the DSU activity during the periods ended September 30, 2020:

	Number of shares	Weighted average grant date fair value per share (C$)
Unvested as at June 30, 2019 and September 30, 2019	-	$-
Unvested as at June 30, 2020 and September 30, 2020	7,500,000	$0.65

(i) On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the three months ended September 30, 2020, the Company recognized $204,127 stock-based compensation related to the DSUs (three months ended September 30, 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

14.Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 6, the Company is required to make monthly payment of $60,000 for care and maintenance and a lease extension fee of $60,000. Including the previously accrued payments, a total of $1,787,300 is payable until the Company decides to acquire the mine at which time these payments will be waived.

As stipulated in the agreement with the EPA and as described in note 7, the company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at September 30, 2020, $11,096,542 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to amend and defer these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of subleases held by the Company. See note 10.

15.Related party transactions

(i) During the three months ended September 30, 2020, John Ryan (Director and former CEO) billed $9,000 (three months ended September 30, 2019 - $15,500) for consulting services to the Company.

(ii) During the three months ended September 30, 2020, Wayne Parsons (Director and CFO) billed $40,000 (three months ended September 30, 2019 - $42,618) for consulting services to the Company.

(iii) During the three months ended September 30, 2020, Hugh Aird (Director) billed $18,223 (three months ended September 30, 2019 - $9,774) for consulting services to the Company.

(iv) During the three months ended September 30, 2020, Richard Williams (Director and Executive Chairman) billed $45,000 (three months ended September 30, 2019 - $nil) for consulting services to the Company. At September 30, 2020, $109,236 is owed to Mr. Williams (June 30, 2020 - $121,161) with all amounts included in accounts payable and accrued liabilities

During the three months ended September 30, 2020, the Company issued 214,286 August 2020 Units at a deemed price of $0.67 to settle $56,925 of debt owed to Mr. Williams. See note 9(v)

(v) During the three months ended September 30, 2020 Sam Ash (President and CEO) billed $54,583(three months ended September 30, 2019 - $nil) for consulting services to the Company. At September 30, 2020, $nil is owed to Mr. Ash (June 30, 2020 - 60,000 with all amounts included in accounts payable and accrued liabilities

During the three months ended September 30, 2020, the Company issued 77,143 August 2020 Units at a deemed price of $0.67 to settle $20,000 of debt owed to Mr. Ash.

(vi) During the three months ended September 30, 2020, the Company issued 300,000 August 2020 Units at a deemed price of $0.67 to settle $77,696 (C$105,000) of debt owed to a shareholder of the Company.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended September 30, 2020

(Expressed in United States Dollars)

Unaudited

16.Financial instruments

Fair values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, DSU liability, interest payable, convertible loan payable, promissory notes payable and lease liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilties at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the years ended September 30, 2020 and 2020.

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

17.Subsequent events

On October 9, 2020, the Company settled the full balance of the convertible loan payable to Hummingbird (see note 8) by issuing 5,572,980 shares of the Company.

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

The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,269,388, with $2,229,408 outstanding as at September 30, 2020. The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund.

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

Technical Report

On October 19, 2020, the Company filed on SEDAR a National Instrument 43-101 (“NI 43-101”) technical report on its Bunker Hill property.

The technical report included:

1.An 8.8 million ton Inferred Resource comprised of 11.2M Oz of Silver, 409M Lbs of Lead, and 889M Lbs of Zinc.

2.Comprehensive description of the geologic setting

3.A recommended plan for a US$7.7 million Exploration Program to upgrade the historic resources to a NI 43-101 Indicated Resource.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended September 30, 2020 as compared to the three months ended September 30, 2020. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue

During the three-month periods ended September 30, 2020 and 2019, the Company generated no revenue.

Operating expenses

During the three-month period ended September 30, 2020, the Company reported total operating expenses of $6,105,916 compared to $1,286,061 during the three-month period ended September 30, 2019, an increase of $4,819,855.  The three-month increase results primarily from a $4,101,406 increase in exploration, a $489,155 increase in operation and administration, a $130,696 increase in legal and accounting, and a $98,598 increase in consulting.

For financial accounting purposes, the Company expenses all property lease payments and exploration expenditures in the statement of operations. During the interim period ended September 30, 2020, some activities were carried out on the Bunker Hill mine and payments made on account of the lease.

Net loss and comprehensive loss

The Company had a net loss and comprehensive income of $267,859 for the three months ended September 30, 2020, compared to a net loss and comprehensive loss of $4,236,700 for the three months ended September 30, 2019, a decrease of $3,968,841.  The decrease in net loss and comprehensive loss was primarily due to a $11,124,561 increase in the gain on change in derivative liabilities due to a decrease in the Company’s share price, offset by a $4,819,855 increase in operating expenses, a $940,290 increase in loss on private placement, a $947,156 increase in share issuance cost, and a $360,000 increase in financing cost.

The Company has accounted for the warrant liabilities and conversion features in accordance with ASC Topic 815. These are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the US dollar. The estimated fair value, using the binomial model, of warrants and conversion features accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in the fair value of the warrants and conversion features resulted from the shortened expected life due to passage of time as well as fluctuations in the volatility of the share price. The change in fair value of the warrants and the conversion features was gain of $9,311,304 for the three months ended September 30, 2020 (loss of $1,813,257 for the three months ended September 30, 2019) and are recorded in the condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model. The proceeds from the Offering are being used primarily for lease payments, acquisition payments, exploration and development at the Bunker Hill Mine and for general corporate and working capital purposes.

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

Current Assets and Total Assets

As of September 30, 2020, the unaudited balance sheet reflects that the Company had: i) total current assets of $8,980,567, compared to total current assets of $243,379 at June 30, 2020, an increase of $8,737,188, or approximately 3590%; and ii) total assets of $9,507,375, compared to total assets of $732,884 at June 30, 2020, an increase of $8,774,491, or approximately 1197%.  The increase generally resulted from the private placements completed during the three months ended September 30, 2020, offset by cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of September 30, 2020, the unaudited balance sheet reflects that the Company had: i) total current liabilities of $16,511,715, compared to total current liabilities of $15,098,294 at June 30, 2020, an increase of $1,413,421, or approximately 9%; and ii) total liabilities of $41,798,019, compared to total liabilities of $33,974,803 at June 30, 2020, an increase of $7,823,216, or approximately 23%.

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

Cash Flow – for the interim periods ended September 30, 2020 and 2019

During the interim periods ended September 30, 2020 cash was primarily used to fund working capital and operations as well as property payments.  The Company reported a net increase in cash of $8,576,495 during the three months ended September 30, 2020 compared to a net increase in cash of $571,360 during the three months ended September 30, 2019. The following provides additional discussion and analysis of cash flow.

For the three months ended September 30,	2020 $	2019 $
Net cash used in operating activities	(4,571,685)	(540,821)
Net cash used in investing activities	(84,767)	-
Net cash provided by financing activities	13,232,947	1,112,181
Net Change in Cash	8,576,495	571,360

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

As of the end of the period covered by this report, and the restatement of previously filed financial statements, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures  over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the identification of significant deficiencies that led to the restatement of its previously filed financial statements. Based on the context in which the individual deficiencies occurred and the resulting restatement of its previously filed financial statements, management has concluded that these significant deficiencies, in combination, represent a material weakness.  The Company’s Chief Executive Officer and Chief Financial Officer also concluded that updates to the disclosure controls and procedures should be made to improve the effectiveness of the controls and procedures to provide reasonable assurance of the assurance of these objectives.

Changes in Internal Control over Financial Reporting

Commencing in 2020, the Company has a new management team and new members of the Board of Directors, including a new Chair of the Audit Committee, which are focused on transitioning the Company to a new management approach, modern thinking, new systems and practices, modern approaches to engagement and a system of internal controls and procedures.  Management’s daily involvement in the business provides it with more than adequate knowledge to identify the areas of financial reporting risks and related controls.  In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing management to rely on their own intimate knowledge and supervision of controls.  As the Company’s business plan is implemented and additional staff is added, including a new Chief Financial Officer, management will be able to address these significant deficiencies.

Management also plans to engage a third-party firm to assist in developing Disclosure Controls and Procedures and Internal Controls Over Financial Reporting.  The Company intends to remedy these significant deficiencies dependent on having the financial resources available to complete them.

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

By: /s/    Sam Ash

Sam Ash, President and Chief Executive Officer

Date:  November 23, 2020

By: /s/    Wayne Parsons

Wayne Parsons, Chief Financial Officer

Date:  November 23, 2020