Form 10-K/A
period 2020-06-30
Bunker Hill Mining Corp.
filed 2020-11-24
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

As of November 23, 2020 , 2020, the Issuer had 143,117,068 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Bunker Hill Mining Corp. for the year ended June 30, 2020 filed on September 18, 2020 (the “Form 10-K”). The purpose of this Amendment is to restate and amend previously issued financial statements. In November 2020, it was determined that the Company has underaccrued for invoices issued by the United States Environmental Protection Agency ("EPA") for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020, interest payable on the outstanding EPA balance, and for a finder's fee related to the Company's February 2020 private placement, which resulted in an understatement of liabilities for 2019 and 2020, an overstatement of additional paid-in-capital for 2020, an understatement of opening and closing deficit for 2019 and 2020, and an understatement of exploration expenses and net losses for 2019 and 2020.

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

In addition to the payments to Placer Mining, pursuant to an agreement with the EPA whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed (which payment was made) followed by $2 million on November 1, 2018 and $3 million on each of the next 5 anniversaries with a final $2 million payment on November 1, 2024.  In addition to these payments, the company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of maintaining the water treatment facility.  The November 1, 2018, December 1, 2018, June 1, 2019 and November 1, 2019 payments were not made.

The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,269,388, with $2,229,408 outstanding as at June 30, 2020 The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund.

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

Expenses

During the fiscal year ended June 30, 2020, the Company reported total operating expenses of $10,793,823 as compared to $8,113,926 during the fiscal year ended June 30, 2019; an increase of $2,679,897 or approximately 33%.

The increase in total operating expenses is primarily due to an increase in exploration expense by $2,228,698 ($8,645,431 in 2020 compared to $6,416,733 in 2019) due to increased exploration activities this year compared to last year. The same is true for increases operating and administration (increased by $137,833, $1,327,059 in 2020 compared to $1,189,226 in 2019), legal and accounting (increased by $27,212, $268,181 in 2020 compared to $240,969 in 2019), and consulting (increased by $286,154, $553,152 in 2020 compared to $266,998 in 2019) due to increase corporate activities this year compared to last year.

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $31,321,791 for the fiscal year ended June 30, 2020, as compared to a net loss and comprehensive loss of $8,442,320 for the fiscal year ended June 30, 2019; an increase of $22,879,471 or approximately 271%.  The increase in net loss and comprehensive loss was due to an increase in operating expenses as outlined above, change in derivative liabilities, and loss on debt settlement. It was partially offset by a decrease in accretion expense, interest expense, and loss on loan extinguishment.

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

Total Current Liabilities and Liabilities

As of June 30, 2020, the Company’s balance sheet reflects that the Company had total current liabilities of $15,098,294 and total liabilities of $33,974,803, compared to total current liabilities of $8,320,791 and total liabilities of $8,437,600 at June 30, 2019.  These increases are reflective of increased Placer Mining and EPA accruals, promissory notes payable in the company, and changes in derivative warrant liability year-over-year.

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

BUNKER HILL MINING CORP

AMENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN UNITED STATES DOLLARS)

MNP LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying Canada consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in shareholders' deficiency for each of the years in the two year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements).

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

Restatement of 2020 and 2019 Consolidated Financial Statements

As discussed in Note 5 to the consolidated financial statements, the consolidated financial statements as of June 30, 2020 and 2019 and for the two years ended June 30, 2020 and 2019 have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2014.

Mississauga, Canada

November 23, 2020

Bunker Hill Mining Corp. Amended and Restated Consolidated Balance Sheets (Expressed in United States Dollars)
	(As restated) (note 5) As at June 30, 2020	(As restated) (note 5) As at June 30, 2019
ASSETS

Current assets
Cash and cash equivalents	$61,973	$28,064
Accounts receivable	78,692	42,864
Prepaid expenses	102,714	35,172
Total current assets	243,379	106,100

Non-current assets
Equipment ( note 6)	207,810	52,050
Right-of-use assets ( note 7)	212,755	-
Long term deposit	68,939	68,939
Mining interests ( note 8 )	1	1

Total assets	$732,884	227,090

EQUITY AND LIABILITIES

Current liabilities
Accounts payable ( notes 8 and 17 )	$4,389,964	3,421,625
Accrued liabilities ( notes 8 and 15 )	7,216,114	2,896,025
Other liabilities	-	57,307
DSU liability ( note 14 )	549,664	-
Interest payable ( notes 9 and 10 )	403,933	201,507
Convertible loan payable ( note 9 )	1,600,000	1,744,327
Promissory notes payable ( note 10)	836,592	-
Current portion of lease liability ( note 11)	102,027	-
Total current liabilities	15,098,294	8,320,971

Non-current liabilities
Lease liability (note 10)	112,712	-
Derivative warrant liability ( notes 9, 10 and 12 )	18,763,797	116,809
Total liabilities	33,974,803	8,437,600

Shareholders' Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding ( note 11 )	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 79,259,940 and 15,811,396 common shares issued and outstanding, respectively (note 11)	79	16
Additional paid-in-capital ( note 12 )	30,133,058	24,284,765
Shares to be issued	549,363	107,337
Deficit accumulated during the exploration stage	(63,924,419)	(32,602,628)
Total shareholders' deficiency	(33,241,919)	(8,210,510)
Total shareholders' deficiency and liabilities	$732,884	227,090

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Amended and Restated Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars)
	(As restated) (note 5) Year Ended June 30, 2020	(As restated) (note 5) Year Ended June 30, 2019
Operating expenses
Operation and administration ( notes 12, 13 and 14 )	$1,327,059	$1,189,226
Exploration	8,645,431	6,416,733
Legal and accounting	268,181	240,969
Consulting	553,152	266,998
Loss from operations	(10,793,823)	(8,113,926)
Other income or gain (expense or loss)
Change in derivative liability ( notes 9, 10 and 12 )	(18,843,947)	1,892,488
Accretion expense ( notes 9 and 10 )	(359,267)	(734,589)
Financing costs ( note 10 )	(30,000)	-
Loss on foreign exchange	(26,625)	(15,261)
Interest expense ( notes 9 and 10 )	(202,426)	(256,029)
Loss on sale of equipment	-	(10,930)
Loss on loan extinguishment ( note 9 )	(9,407)	(1,204,073)
Loss on debt settlement ( note 12 )	(1,056,296)	-
Loss before income tax	(31,321,791)	(8,442,320)
Provision for income taxes	-	-
Net loss and comprehensive loss for the year	$(31,321,791)	$(8,442,320)

Net loss per common share - basic and fully diluted	$(0.47)	$(2.14)
Weighted average number of common shares - basic and fully diluted	67,180,554	3,951,072

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Amended and Restated Consolidated Statements of Cash Flows (Expressed in United States Dollars)
	(As restated) (note 5) Year Ended June 30, 2020	(As restated) (note 5) Year Ended June 30, 2019
Operating activities
Net loss for the year	$(31,321,791)	$(8,442,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,047,388	43,403
Depreciation expense	123,956	9,897
Change in fair value of warrant liability	18,843,947	(1,892,488)
Accretion expense	359,267	734,589
Financing costs	30,000	-
Loss on sale of equipment	-	10,930
Loss on loan extinguishment	9,407	1,204,073
Interest expense on lease liability	27,062	-
Loss on debt settlement	1,056,296	-
Foreign exchange gain on re-translation of lease liability	(10,766)	-
Changes in operating assets and liabilities:
Accounts receivable	(35,828)	186,182
Deposit	-	90,248
Prepaid expenses	(67,542)	553,458
Long term deposit	-	(68,939)
Accounts payable	1,479,992	2,670,639
Accrued liabilities	4,320,089	2,421,011
Other liabilities	(11,117)	(110)
Interest payable	202,426	198,219
Net cash used in operating activities	(3,947,214)	(2,281,208)

Investing activities
Purchase of machinery and equipment	(219,528)	(6,555)
Proceeds on disposal of equipment	-	10,000
Net cash (used in) provided by investing activities	(219,528)	3,445

Financing activities
Proceeds from convertible loan payable	-	500,000
Proceeds from issuance of common stock, net of issue costs	2,428,530	1,195,830
Proceeds from warrants exercised	417,006	-
Shares to be issued	549,363	107,337
Lease payments	(120,690)	-
Proceeds from promissory notes	1,084,536	-
Repayment of promissory note	(158,094)	-
Net cash provided by financing activities	4,200,651	1,803,167

Net change in cash and cash equivalents	33,909	(474,596)
Cash and cash equivalents, beginning of year	28,064	502,660
Cash and cash equivalents, end of year	$61,973	$28,064

Supplemental disclosures

Non-cash activities:
Common stock issued to settle accounts payable, accrued liabilities and promissory notes	717,673	-
Common stock issued to settle convertible loan	300,000	100,000
Disposal of equipment used to settle accounts payable	-	20,930
Stock options exercised used to settle accrued liabilities	-	268,930

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp. Amended and Restated Consolidated Statements of Changes in Shareholders' Deficiency (Expressed in United States Dollars)
					Deficit
					accumulated
	Common	Common			during the
	Stock	Stock	Additional	Shares to	exploration
	Shares	Amount	paid-in-capital	be issued	stage	Total
Balance, June 30, 2018 (As restated, note 5)	3,301,372	$3	$23,397,259	$-	$(24,160,308)	$(763,046)
Stock-based compensation	-	-	43,403	-	-	43,403
Units issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Units issued at $0.57 per share (ii)	645,866	1	365,340	-	-	365,341
Units issued at $0.04 per share (iii)	11,660,000	12	436,596	-	-	436,608
Stock options exercised	43,750	-	268,930	-	-	268,930
Issue costs	-	-	(55,452)	-	-	(55,452)
Shares to be issued	-	-	-	107,337	-	107,337
Warrant valuation	-	-	(720,644)	-	-	(720,644)
Net loss for the year	-	-	-	-	(8,442,320)	(8,442,320)
Balance, June 30, 2019 (As restated, note 5)	15,811,396	16	$24,284,765	$107,337$	(32,602,628)	$(8,210,510)

Stock-based compensation	-	-	497,724	-	-	497,724
Shares and units issued at $0.04 per share (iii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Shares issued at $0.42 per share (iv)	3,098,216	3	1,301,522	-	-	1,301,525
Shares issued for debt settlement at $0.42 per share (iv)	696,428	1	299,999	-	-	300,000
Finder's units issued	3,315,200	3	125,177	-	-	125,180
Finder's warrants issued	-	-	50,223	-	-	50,223
Warrants exercised at $0.18 per share (v)	2,332,900	2	1,288,714	-	-	1,288,716
Issue costs	-	-	(336,480)	-	-	(336,480)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Shares to be issued ( note 12 )	-	-	-	549,363	-	549,363
Net loss for the year	-	-	-	-	(31,321,791)	(31,321,791)
Balance, June 30, 2020 (As restated, note 5 )	79,259,940	$79	$30,133,058	$549,363	$(63,924,419)	$(33,241,919)

(i) Units issued at C$4.50, converted to US at $3.42 ( note 12 )

(ii) Units issued at C$0.75, converted to US at $0.57 ( note 12 )

(iii) Shares and units issued at C$0.05, converted to US at $0.04 ( note 12 )

(iv) Shares issued at C$0.56, converted to US at $0.42 ( note 12 )

(v) Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 ( note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis.  The Company (the "Company") has incurred losses since inception resulting in an accumulated deficit of $ 63,924,419 (restated) and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the year ended June 30, 2020 were approved and authorized for issue by the Board of Directors of the Company on November 23, 2020.

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

Accrued liabilities

The Company has to make  estimates to accrue for certain expenditures due to delay in receipt of third party vendor invoices.  These accruals are made based on trends, history and knowledge of activities.  Actual results may be different.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Use of estimates and assumptions (continued)

Convertible loans, promissory notes and warrants

Estimating the fair value of derivative warrant liability and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance.  This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 9, 10 and 12.

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

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

The following table present the impact of the restatement adjustments on the Company's previously issued consolidated financial statements for the years ended June 30, 2019 and 2020.

Impact to Consolidated Statements of Loss and Comprehensive Loss

Year ended June 30, 2019	As previously reported	Adjustment	As restated

Exploration	$5,712,238	$704,495	$6,416,733
Loss from operations	$(7,409,431)	$(704,495)	$(8,113,926)
Loss before income tax and net loss and comprehensive loss for the year	$(7,737,825)	$(704,495)	$(8,442,320)
Net loss per common share - basic and fully diluted	$(1.96)	$(0.18)	$(2.14)

Year ended June 30, 2020	As previously reported	Adjustment	As restated

Exploration	$7,951,423	$694,008	$8,645,431
Loss from operations	$(10,099,815)	$(694,008)	$(10,793,823)
Loss before income tax and net loss and comprehensive loss for the year	$(30,627,783)	$(694,008)	$(31,321,791)
Net loss per common share - basic and fully diluted	$(0.46)	$(0.01)	$(0.47)

Impact to Consolidated Balance Sheets

As at June 30, 2019	As previously reported	Adjustment	As restated

Accounts payable	$2,170,398	$1,251,227	$3,421,625
Total current liabilities	$7,069,564	$1,251,227	$8,320,791
Total liabilities	$7,186,373	$1,251,227	$8,437,600
Deficit accumulated during exploration stage	$(31,351,401)	$(1,251,227)	$(32,602,628)
Total shareholders' deficiency	$(6,959,283)	$(1,251,227)	$(8,210,510)

As at June 30, 2020	As previously reported	Adjustment	As restated

Accounts payable	$3,431,699	$958,265	$4,389,964
Accrued liabilities	$6,149,448	$1,066,666	$7,216,114
Total current liabilities	$13,073,363	$2,024,931	$15,098,294
Total liabilities	$31,949,872	$2,024,931	$33,974,803
Additional paid-in-capital	$30,212,754	$(79,696)	$30,133,058
Deficit accumulated during exploration stage	$(61,979,184)	$(1,945,235)	$(63,924,419)
Total shareholders' deficiency	$(31,216,988)	$(2,024,931)	$(33,241,919)

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

5. Restatement of previously issued financial statements (continued)

Impact to Consolidated Statements of Cash Flows

Year ended June 30, 2019	As previously reported	Adjustment	As restated

Net loss for the year	$(7,737,825)	$(704,495)	$(8,442,320)
Changes in operating assets and liabilities:
Accounts payable	$1,966,144	$704,495	$2,670,639

Year ended June 30, 2020	As previously reported	Adjustment	As restated

Net loss for the year	$(30,627,783)	$(694,008)	$(31,321,791)
Changes in operating assets and liabilities:
Accounts payable	$1,852,650	$(372,658)	$1,479,992
Accrued liabilities	$3,253,423	$1,066,666	$4,320,089

Impact to Consolidated Statements of Changes in Shareholders' Deficiency

	As previously reported	Adjustment	As restated

Deficit accumulated during the exploration stage, June 30, 2018	$(23,613,576)	$(546,732)	$(24,160,308)

Balance, Total, June 30, 2018	$(216,314)	$(546,732)	$(763,046)
Net loss for the year ended June 30, 2019	$(7,737,825)	$(704,495)	$(8,442,320)
Deficit accumulated during the exploration stage, June 30, 2019	$(31,351,401)	$(1,251,227)	$(32,602,628)

Balance, Total, June 30, 2019	$(6,959,283)	$(1,251,227)	$(8,210,510)

Issue costs	$(256,784)	$(79,696)	$(336,480)
Net loss for the year ended June 30, 2020	$(30,627,783)	$(694,008)	$(31,321,791)
Deficit accumulated during the exploration stage, June 30, 2020	$(61,979,184)	$(1,945,235)	$(63,924,419)

Balance, Total, June 30, 2020	$(31,216,988)	$(2,024,931)	$(33,241,919)

The circumstances associated with the adjustments also created errors in each of the previously reported quarters in 2019 and 2020, which have also been restated on a quarterly basis as disclosed in note 20.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

6. Equipment

Equipment consists of the following:

	June 30, 2020	June 30, 2019
Leasehold improvements	$-	59,947
Equipment	228,578	9,050
	228,578	68,997
Less accumulated depreciation	(20,768)	(16,947)
Equipment, net	$207,810	$52,050

7. Right-of-use asset

Right-of-use asset consists of the following:

	June 30, 2020	June 30, 2019
Office lease	$319,133	-
Less accumulated depreciation	(106,378)	-
Right-of-use asset, net	$212,755	$-

8 . Mining interests (restated)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8 . Mining interests (restated) (continued)

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

On October 22, 2019, the Company signed a further amendment to the Agreement. The key terms of this amended agreement are as follows:

*The lease period has been extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a 1 time $60,000 extension fee (extended subsequent to June 30, 2020, see note 19 ).

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8. Mining interests (restated) (continued)

Bunker Hill Mine Complex (continued)

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Of these, the December 1, 2018, and June 1, 2019 semi-annual water treatment payments were not made, totaling $960,000 outstanding as at June 30, 2020 (June 30, 2019 - $560,000). The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,749,388, with $2,229,408 outstanding as at June 30, 2020 (June 30, 2019 - $1,209,530). The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at June 30, 2020, the interest accrued on the unpaid EPA balance is $89,180 (June 30, 2019 - $13,061).

For 2020, the Company has accrued an estimate for additional water treatment charges based on invoices for 2018 and 2019 received from the EPA, for a total of an additional semi-annual accrual of $799,998. The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $7,905,235 (June 30, 2019 - $3,811,227).

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9 . Convertible loan payable

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9 . Convertible loan payable (continued)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9 . Convertible loan payable (continued)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10 . Promissory notes payable

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10 . Promissory notes payable (continued)

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

(v) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bears no interest is due on demand after 90 days after the issue date. The promissory note was settled in full by shares issued subsequent to June 30, 2020 ( see note 19).

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

Financing cost for the year ended June 30, 2020 was $15,000 (year ended June 30, 2019 - $nil).

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11 . Lease liability

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

12 . Capital stock, warrants and stock options

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

On June 27, 2019, the Company closed the first tranche ("First Tranche") of a non-brokered private placement, issuing 11,660,000 units ("June 2019 Unit") at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640.  Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant ("June 2019 Warrant"). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC ("Hummingbird") has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 9 ).

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

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $ 95,763 (restated) and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility (see note 9 ).

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

As at June 30, 2020, the Company received cash proceeds of $549,363 for a private placement that closed subsequent to June 30, 2020 ( see note 19 ).

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12 . Capital stock, warrants and stock options (continued)

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

13 . Restricted share units

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

14 . Deferred share units

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

15 . Commitments and contingencies (restated)

As stipulated by the agreements with Placer Mining as described in note 8 , the Company is required to make monthly payment of $60,000 for care and maintenance and a lease extension fee of $60,000. Including the previously accrued payments, a total of $1,847,300 is payable until the Company decides to acquire the mine at which time these payments will be waived.

As stipulated in the agreement with the EPA and as described in note 8, the company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at June 30, 2020, $7,905,235 payable to the EPA has been included in accounts payable and accrued liabilities.  The Company is now engaged with the EPA to amend and defer these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of subleases held by the Company. See note 11 ..

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

16 . Income taxes (restated)

As at June 30, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 26.9% (2019 - 26.9%) to pretax loss from operations for the years ended June 30, 2020 and 2019 due to the following:

	Year Ended June 30, 2020	Year Ended June 30, 2019

Loss before income taxes (as restated)	$31,321,791	$8,442,320
Expected income tax recovery	(8,425,600)	(2,271,000)
Other permanent difference	673,000	563,070
Change in valuation allowance	7,752,600	1,707,930
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	June 30, 2020	June 30, 2019

Deferred tax asset:
Net operating loss carry forward	$6,374,700	$4,285,020
Other deferred tax assets	8,916,350	3,392,290
Valuation allowance	(15,304,180)	(7,687,200)
Unrealized foreign exchange loss	13,130	8,870
Equipment	-	1,020
Total	$-	$-

	June 30, 2020	June 30, 2019
Deferred tax asset:
Non-capital losses carried forward	$10,050	$1,530,460
Lease liabilities	57,120	-
Deferred tax liabilities:
Convertible debt	-	(1,530,460)
Equipment	(10,050)	-
Right of use assets and lease obligations	(57,120)	-
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2020, and 2019, the Company has an unused net operating loss carry-forward balance of $ 25,680,750 and $ 22,094,056 , respectively, that is available to offset future taxable income.  The US non-capital loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated after 2018 do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

17 . Related party transactions

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

18 . Financial instruments

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

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

19 . Subsequent events (restated)

On July 15, 2020 the Company has entered into a loan agreement with an arm’s length third party for an unsecured loan facility of $1,200,000 (the “July 2020 Loan”) due August 31, 2020. As consideration for the July 2020 Loan, the Company has agreed to pay the lender a one-time origination fee of $360,000. The Company repaid the July 2020 Loan in full on maturity.

On August 12, 2020, the Company announced that it has extended the lease with Placer Mining for further 18 months for a $150,000 extension fee, in addition to the 6 month extension available for a $60,000 extension fee (see note 8). This extension expires on August 1, 2022.

On August 14, 2020, the Company closed the first tranche of the brokered private placement of units of the Company ("August 2020 Offering"), issuing 35,212,142 units of the Company (“August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of $9,301,321 (C$12,324,250). Each August 2020 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (“August 2020 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.50 per common share of the Company until August 31, 2023. In connection with the first tranche, the Company incurred financing costs of $641,493 (C$739,455) and issued 2,112,729 compensation options ("August 2020 Compensation Options"). Each compensation option is exercisable into one August 2020 Unit at an exercise price of C$0.35 until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of $5,497,453 (C$7,303,202). In connection with the second tranche, the Company incurred financing costs of $292,377 (C$386,376) and issued 1,127,178 August 2020 Compensation Options.

The Company also issued 2,205,714 August 2020 Units to settle $585,115 (C$772,000) of debt.

On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years.

On October 9, 2020, the Company settled the full balance of the convertible loan payable to Hummingbird by issuing 5,572,980 shares of the Company.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

20. Quarterly financial data (unaudited)

The Company restated its consolidated financial statements as of and for the quarterly periods ended September 30, 2019 and 2018, December 31, 2019 and 2018, and March 31, 2020 and 2019 to correct misstatements, as discussed in note 5 describing the restatement of annual periods.

The following tables summarize the impact of the restatement on the Company's unaudited condensed interim consolidated financial statements.

Impact to Condensed Interim Consolidated Statements of Loss and Comprehensive Loss

Three months ended September 30, 2018	As previously reported	Adjustment	As restated

Exploration	$810,265	$216,622	$1,026,887
Total operating expense and loss from operations	$(1,611,333)	$(216,622)	$(1,827,955)
Loss before income tax and net loss and comprehensive loss for the period	$(636,490)	$(216,622)	$(853,112)
Net loss per common share - basic and fully diluted (*)	$(0.19)	$(0.06)	$(0.25)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Three months ended December 31, 2018	As previously reported	Adjustment	As restated

Exploration	$3,003,911	$184,947	$3,188,858
Total operating expense and loss from operations	$(3,393,071)	$(184,947)	(3,578,018)
Loss before income tax and net loss and comprehensive loss for the period	$(3,290,293)	$(184,947)	$(3,475,240)
Net loss per common share - basic and fully diluted (*)	$(0.88)	$(0.05)	$(0.93)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Six months ended December 31, 2018	As previously reported	Adjustment	As restated

Exploration	$3,814,176	$401,569	$4,215,745
Total operating expense and loss from operations	$(5,004,404)	$(401,569)	$(5,405,973)
Loss before income tax and net loss and comprehensive loss for the period	$(3,926,783)	$(401,569)	$(4,328,352)
Net loss per common share - basic and fully diluted (*)	$(1.10)	$(0.11)	$(1.21)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Three months ended March 31, 2019	As previously reported	Adjustment	As restated

Exploration	$999,602	$151,018	$1,150,620
Total operating expense and loss from operations	$(1,239,839)	$(151,018)	$(1,390,857)
Loss before income tax and net loss and comprehensive lossfor the period	$(1,826,405)	$(151,018)	$(1,977,423)
Net loss per common share - basic and fully diluted (*)	$(0.44)	$(0.04)	$(0.48)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

20. Quarterly financial data (unaudited) (continued)

Nine months ended March 31, 2019	As previously reported	Adjustment	As restated

Exploration	$4,813,778	$552,587	$5,366,365
Total operating expense and loss from operations	$(6,244,243)	$(552,587)	$(6,796,830)
Loss before income tax and net loss and comprehensive loss for the period	$(5,753,188)	$(552,587)	$(6,305,775)
Net loss per common share - basic and fully diluted (*)	$(1.53)	$(0.15)	$(1.68)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Three months ended September 30, 2019	As previously reported	Adjustment	As restated

Exploration	$958,804	$150,411	$1,109,215
Loss from operations	$(1,135,650)	$(150,411)	$(1,286,061)
Loss before income tax and net loss and comprehensive loss for the period	$(4,086,289)	$(150,411)	$(4,236,700)
Net loss per common share - basic and fully diluted	$(0.09)	$(0.01)	$(0.10)

Three months ended December 31, 2019	As previously reported	Adjustment	As restated

Exploration	$3,985,959	$173,133	$4,159,092
Loss from operations	$(4,382,308)	$(173,133)	$(4,555,441)
Loss before income tax and net loss and comprehensive loss for the period	$(13,330,980)	$(173,133)	$(13,504,113)
Net loss per common share - basic and fully diluted	$(0.19)	$-	$(0.19)

Six months ended December 31, 2019	As previously reported	Adjustment	As restated

Exploration	$4,944,763	$323,544	$5,268,307
Loss from operations	$(5,517,958)	$(323,544)	$(5,841,502)
Loss before income tax and net loss and comprehensive loss for the period	$(17,417,269)	$(323,544)	$(17,740,813)
Net loss per common share - basic and fully diluted	$(0.31)	$-	$(0.31)

Three months ended March 31, 2020	As previously reported	Adjustment	As restated

Exploration	$730,334	$185,407	$915,741
Loss from operations	$(1,177,553)	$(185,407)	$(1,362,960)
Income (loss) before income tax and net income (loss) and comprehensive income (loss) for the period	$9,487,004	$(185,407)	$9,301,597
Net income (loss) per common share - basic and fully diluted	$0.13	$-	$0.13

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

20. Quarterly financial data (unaudited) (continued)

Nine months ended March 31, 2020	As previously reported	Adjustment	As restated

Exploration	$5,675,097	$508,951	$6,184,048
Loss from operations	$(6,695,511)	$(508,951)	$(7,204,462)
Income (loss) before income tax and net income (loss)and comprehensive income (loss) for the period	$(7,930,265)	$(508,951)	$(8,439,216)
Net loss per common share - basic and fully diluted	$(0.12)	$(0.01)	$(0.13)

Impact to Condensed Interim Consolidated Balance Sheets

As at September 30, 2018	As previously reported	Adjustment	As restated

Accounts payable	$237,781	$763,354	$1,001,135
Total current liabilities	$1,170,752	$763,354	$1,934,106
Total liabilities	$1,430,374	$763,354	$2,193,728
Deficit accumulated during exploration stage	$(24,250,066)	$(763,354)	$(25,013,420)
Total shareholders' equity (deficiency)	$(641,462)	(763,354)	$(1,404,816)

As at December 31, 2018	As previously reported	Adjustment	As restated

Accounts payable	$975,401	$948,301	$1,923,702
Total current liabilities	$3,975,689	$948,301	$4,923,990
Total liabilities	$4,101,195	$948,301	$5,049,496
Deficit accumulated during exploration stage	$(27,540,359)	$(948,301)	$(28,488,660)
Total shareholders' deficiency	$(3,572,758)	$(948,301)	$(4,521,059)

As at March 31, 2019	As previously reported	Adjustment	As restated

Accounts payable	$1,785,489	$1,099,319	$2,884,808
Total current liabilities	$5,618,921	$1,099,319	$6,718,240
Total liabilities	$5,744,427	$1,099,319	$6,843,746
Deficit accumulated during exploration stage	$(29,366,764)	$(1,099,319)	$(30,466,083)
Total shareholders' deficiency	$(5,399,163)	$(1,099,319)	$(6,498,482)

As at September 30, 2019	As previously reported	Adjustment	As restated

Accounts payable	$2,027,170	$1,401,638	$3,428,808
Total current liabilities	$7,033,719	$1,401,638	$8,435,357
Total liabilities	$9,629,628	$1,401,638	$11,031,266
Deficit accumulated during exploration stage	$(35,437,690)	$(1,401,638)	$(36,839,328)
Total shareholders' deficiency	$(8,596,756)	$(1,401,638)	$(9,998,394)

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

20. Quarterly financial data (unaudited) (continued)

As at December 31, 2019	As previously reported	Adjustment	As restated

Accounts payable	$2,382,993	$1,308,105	$3,691,098
Accrued liabilities	$5,842,809	$266,666	$6,109,475
Total current liabilities	$10,756,375	$1,574,771	$12,331,146
Total liabilities	$22,250,278	$1,574,771	$23,825,049
Deficit accumulated during exploration stage	$(48,768,670)	$(1,574,771)	$(50,343,441)
Total shareholders' deficiency	$(21,759,966)	$(1,574,771)	$(23,334,737)

As at March 31, 2020	As previously reported	Adjustment	As restated

Accounts payable	$2,346,314	$1,173,208	$3,519,522
Accrued liabilities	$5,919,951	$666,666	$6,586,617
Total current liabilities	$10,616,583	$1,839,874	$12,456,457
Total liabilities	$11,187,555	$1,839,874	$13,027,429
Additional paid-in-capital	$28,635,306	$(79,696)	$28,555,610
Deficit accumulated during exploration stage	$(39,281,666)	$(1,760,178)	$(41,041,844)
Total shareholders' deficiency	$(10,559,438)	$(1,839,874)	$(12,399,312)

Impact to Condensed Interim Consolidated Statements of Cash Flows

Three months ended September 30, 2018	As previously reported	Adjustment	As restated

Net loss for the period	$(636,490)	$(216,622)	$(853,112)
Changes in operating assets and liabilities:
Accounts payable	$12,597	$216,622	$229,219

Six months ended December 31, 2018	As previously reported	Adjustment	As restated

Net loss for the period	$(3,926,783)	$(401,569)	$(4,328,352)
Changes in operating assets and liabilities:
Accounts payable	$770,563	$401,569	$1,172,132

Nine months ended March 31, 2019	As previously reported	Adjustment	As restated

Net loss for the period	$(5,753,188)	$(552,587)	$(6,305,775)
Changes in operating assets and liabilities:
Accounts payable	$1,581,235	$552,587	$2,133,822

Bunker Hill Mining Corp.

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

20. Quarterly financial data (unaudited) (continued)

Three months ended September 30, 2019	As previously reported	Adjustment	As restated

Net loss for the period	$(4,086,289)	$(150,411)	$(4,236,700)
Changes in operating assets and liabilities:
Accounts payable	$329,138	$150,411	$479,549

Six months ended December 31, 2019	As previously reported	Adjustment	As restated

Net loss for the period	$(17,417,269)	$(323,544)	$(17,740,813)
Changes in operating assets and liabilities:
Accounts payable	$670,380	$56,878	$727,258
Accrued liabilities	$3,192,282	$266,666	$3,458,948

Nine months ended March 31, 2020	As previously reported	Adjustment	As restated

Net loss for the period	$(7,930,265)	$(508,951)	$(8,439,216)
Changes in operating assets and liabilities:
Accounts payable	$633,701	$(157,715)	$475,986
Accrued liabilities	$3,269,424	$666,666	$ 3,936,090

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s principal independent accountant to audit the Company’s financial statements.  The Company has had no disagreements with its accountants that would require disclosure pursuant to Item 304 of Regulation S-K.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that significant deficiencies exist over the Company’s internal control over financial reporting that led to the restatement of its previously filed financial statements, as follows:

• The Company does not have an ideal amount of segregation of duties within accounting functions, which is a basic internal control.  Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals.  Based on the current magnitude of the Company’s operations, it is impractical to employ sufficient staff to fully address the separation of duties issue.  As the Company’s business plan is implemented and additional staff is added, including a new Chief Financial Officer, management will be able to address this identified weakness.

• On December 1, 2017, a Consent Decree with the Company and the United States Environmental Protection Agency (“EPA”) was put in place.   From December 1, 2017, the Company is to pay EPA semi-annual payments for the treatment of water discharged from the Bunker Hill Mine.  In addition, annually, EPA is to send written notification to Bunker to reconcile costs paid with actual costs incurred.  As part of this reconciliation process, the Consent Decree has dispute resolution procedures.  As a result of these dispute resolution procedures, both parties have the right to reconcile and dispute the calculation of the actual costs incurred and can informally resolve any disagreements.  The Company received the annual invoices from the EPA for the period from December 1, 2017 to December 31, 2019 and having requested and subsequently received supporting detail from the EPA began, in late September 2020, the process of reconciling and reviewing these complete invoices.  Following this examination, the Company, supported by its technical advisors, is to start a formal process to dispute these invoices. The Company’s current management team is the first to receive a complete invoice from the EPA and will be the first to start the process of dispute and cost recovery.   However, the Company did not address accounting for these invoices in a timely manner.  Additionally, there was an invoice for a finder’s fee for the Company’s February 2020 private placement that was not accounted for in a timely manner.

• As a result, in November 2020, it was determined that the Company had under accrued for invoices issued by the EPA for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020, interest payable on the outstanding EPA balance, and for a finder's fee related to the Company's February 2020 private placement, which resulted in an understatement of liabilities for 2019 and 2020, an understatement of opening and closing deficit for 2019 and 2020, and an understatement of exploration expenses and net losses for 2019 and 2020.

Based on the context in which the individual deficiencies occurred and the resulting restatement of its previously filed financial statements, management has concluded that these significant deficiencies, in combination, represent a material weakness.

Mitigating these significant deficiencies, however, is that, commencing in 2020, the Company has a new management team and new members of the Board of Directors, including a new Chair of the Audit Committee, which are focused on transitioning the Company to a new management approach, modern thinking, new systems and practices, modern approaches to engagement and a system of internal controls and procedures.  Management’s daily involvement in the business provides it with more than adequate knowledge to identify the areas of financial reporting risks and related controls.  In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing management to rely on their own intimate knowledge and supervision of controls.  As the Company’s business plan is implemented and additional staff is added, including a new Chief Financial Officer, management will be able to address these significant deficiencies.

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

3.1Articles of Incorporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).

3.2Bylaws (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).

3.3Articles of Amendment (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).

3.3Amended Bylaws (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).

3.4Amended and Restated Bylaws of Liberty Silver Corp., December 14, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011).

3.5Amended and Restated Articles of Incorporation of Liberty Silver Corp, (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)

3.6Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012. (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)

3.7Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective September 29, 2017 (included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 18, 2017).

10.1Mineral Property Purchase Agreement corporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).

10.2Exploration Earn-In Agreement dated March 29, 2010, by and between Liberty Silver Corp, a Nevada corporation, and AuEx Ventures, Inc., a Nevada corporation (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on February 19, 2013).

10.3Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).

10.4Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).

10.5Memorandum of Exploration Earn-In Agreement, effective March 29, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).

10.6Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).

10.7Mining Lease with Option to Purchase, by and between Liberty Silver Corp. and Placer Mining Corporation, dated August 17, 2017 (included as exhibits to Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).

10.8Standstill Agreement dated May 16, 2017 (included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).

10.9First Amendment to the Amended and Restated Loan Agreement and Notice, dated January 20, 2017 (included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2017).

31.1* Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*

31.2* Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*

32.1* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2* Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101*SCH XBRL Schema Document *

101*INS XBRL Instance Document *

101*CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101*LAB XBRL Taxonomy Extension Label Linkbase Document *

101*PRE XBRL Taxonomy Extension Presentation Linkbase Document *

101*DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Wayne Parsons

Wayne Parsons, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	November 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 23, 2020	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	November 23, 2020	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	November 23, 2020	By:	/s/ Hugh Aird
		Name:	Hugh Aird
		Title:	Director

Date:	November 23, 2020	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director