Form 10-K/A
period 2019-06-30
Bunker Hill Mining Corp.
filed 2020-12-04
CIK 1407583

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

As of December 3, 2020 , the Issuer had 143,117,068 shares of common stock issued and outstanding.

1

EXPLANATORY NOTE

This Amendment No. 2 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Bunker Hill Mining Corp. for the year ended June 30, 2029 filed on October 22, 2019 (the “Form 10-K”). The purpose of this Amendment is to restate and amend previously issued financial statements. In November 2020, it was determined that the Company has underaccrued for invoices issued by the United States Environmental Protection Agency ("EPA") for excess water treatment costs relating to years ended June 30, 2018 and 2019 and interest payable on the outstanding EPA balance, which resulted in an understatement of liabilities for 2018 and 2019, an understatement of opening deficit for 2019 and closing deficit for 2018 and 2019, and an understatement of exploration expenses and net losses for 2018 and 2019.

2

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

The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,269,388, with $1,209,530 additional accruals required as at June 30, 2019. The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund.

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

On July 19, 2019, the Company amended its articles of incorporation to change the total authorized capital and the par values.

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

Highlights of the Agreement are as follows:

*Effective date: November 1, 2017;

*Initial lease term: 24 months;

*The Company shall pay Placer Mining US$100,000 monthly mining lease payments, which shall be paid quarterly;

*The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US$600,000 bonus payment and by continuing to pay the monthly US$100,000 lease payments;

*The option to purchase is exercisable at the Company’s discretion; and

*Purchase by the Company can be made at any time during lease period and any extension thereto.

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

Expenses

During the fiscal year ended June 30, 2019, the Company reported total operating expenses of $ 8,113,926 as compared to $ 9,648,434 during the fiscal year ended June 30, 2018; a decrease of $ 1,534,508 or approximately 16%.

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $ 8,442,320 for the fiscal year ended June 30, 2019, as compared to a net loss and comprehensive loss of $ 5,716,606 for the fiscal year ended June 30, 2018; an increase of $ 2,725,714 or approximately 48%.  The increase in net loss and comprehensive loss was due to a decrease in change in derivative liabilities, increase in accretion expense, interest expense and loss on loan extinguishment, offset by net decrease in total operating expenses as outlined above.

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

In December 2017, the Company closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 812,432 units (the "Units") at a price of CDN$12.50 per Unit.  Each Unit was comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$20.00.

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

Total Current Liabilities and Liabilities

As of June 30, 2019, the Company’s balance sheet reflects that the Company had total current liabilities of $ 8,320,791 and total liabilities of $ 8,437,600, compared to total current liabilities of $ 1,587,980 and total liabilities of $ 2,270,883 at June 30, 2018.  These increases are reflective of increased Placer Mining and EPA accruals and convertible debt in the company year-over-year.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BUNKER HILL MINING CORP. (FORMERLY LIBERTY SILVER CORP.)

A MENDED AND RESTATED CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN UNITED STATES DOLLARS)

MNP LLP

# REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

## Opinion on the Consolidated Financial Statements

We have audited the accompanying Canada consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as of June 30, 2019 and 2018, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in shareholders' deficiency for each of the years in the two year period ended June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 20219, in conformity with accounting principles generally accepted in the United States of America.

## Material Uncertainty Related to Going Concern

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

## Restatement of 2019 and 2018 Consolidated Financial Statements

As discussed in Note 5 to the consolidated financial statements, the consolidated financial statements as of June 30, 2019 and 2018 and for the two years ended June 30, 2019 and 2018 have been restated to correct misstatements.

## Basis for Opinion

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

*MNP LLP*

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2014.

Mississauga, Canada

October 16, 2019, except for Notes 5, 7, 9, 10 and 11, as to which the date is December 3, 2020

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Amended and Restated Consolidated Balance Sheets (Expressed in United States Dollars)
	(As restated) (note 5) As at June 30, 2019	(As restated) (note 5) As at June 30, 2018
ASSETS

Current assets
Cash and cash equivalents	$ 28,064	$ 502,660
Accounts receivable	42,864	229,046
Deposit	-	90,248
Prepaid expenses	35,172	588,630
Total current assets	106,100	1,410,584

Non-current assets
Equipment (note 6 )	52,050	97,252
Long term deposit	68,939	-
Mining interests (note 7 )	1	1
Total assets	$ 227,090	$ 1,507,837

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 7 and 12 )	$ 3,421,625	$ 771,916
Accrued liabilities (notes 7 and 10 )	2,896,025	504,186
Other liabilities	57,307	57,417
Interest payable	201,507	3,288
Convertible loan payable (note 8 )	1,744,327	70,820
Derivative liability - conversion feature (note 8)	-	180,353
Total current liabilities	8,320,791	1,587,980

Non-current liabilities
Derivative warrant liability (note 9)	116,809	682,903
Total liabilities	8,437,600	2,270,883

Shareholders' Deficiency
Preferred shares, $ 0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9 )	-	-
Common shares, $ 0.000001 par value, 750,000,000 common shares authorized; 15,811,396 and 3,301,372 common shares issued and outstanding, respectively (note 9 )	16	3
Additional paid-in-capital (note 9 )	24,284,765	23,397,259
Shares to be issued (note 1 3 )	107,337	-
Deficit accumulated during the exploration stage	(32,602,628)	(24,160,308)
Totalshareholders'deficiency	(8,210,510)	(763,046)
Totalshareholders'deficiencyandliabilities	$ 227,090	$ 1,507,837

The accompanying notes are an integral part of these amended and restated consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Amended and Restated Consolidated Statements of Loss and Comprehensive Loss (Expressed in United States Dollars)
	(As restated) (note 5) Year Ended June 30, 2019	(As restated) (note 5) Year Ended June 30, 2018

Operating expenses
Operation and administration	$ 1,189,226	$ 2,719,746
Exploration	6,416,238	5,641,465
Legal and accounting	240,969	490,362
Consulting	266,998	796,861
Loss from operations	(8,113,926)	(9,648,434)

Other income or gain (expense or loss)
Change in derivative liability (notes 8 and 9 )	1,892,488	3,808,384
Accretion expense (note 8 )	(734,589)	(9,373)
(Loss) gain on foreign exchange	(15,261)	136,104
Interest expense (note 8 )	(256,029)	(3,287)
Loss on sale of equipment	(10,930)	-
Loss on loan extinguishment (note 8 )	(1,204,073)	-
Loss before income tax	(8,442,320)	(5,716,606)
Provisionforincometaxes	-	-
Netlossandcomprehensivelossfortheyear	$ (8,442,320)	$ (5,716,606)

Netlosspercommonshare-basicandfullydiluted	$ (2.14)	$ (2.65)

Weightedaveragenumberofcommonshares-basicandfullydiluted	3,951,072	2,157,204

The accompanying notes are an integral part of these amended and restated consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Amended and Restated Consolidated Statements of Cash Flows (Expressed in United States Dollars)
	(As restated) (note 5) Year Ended June 30, 2019	(As restated) (note 5) Year Ended June 30, 2018

Operating activities
Net loss for the year	$ (8,442,320)	$ (5,716,606)
Adjustments to reconcile net loss to net cash used in operating activities::
Stock-based compensation	43,403	310,383
Depreciation expense	9,897	7,015
Write-down of mining interest	-	300,000
Change in fair value of warrant liability	(1,892,488)	(3,808,384)
Accretion expense	734,589	9,373
Loss on sale of equipment	10,930	-
Loss on loan extinguishment	1,204,073	-
Changes in operating assets and liabilities:
Accounts receivable	186,182	(223,572)
Deposit	90,248	(21,666)
Prepaid expenses	553,458	(456,079)
Long term deposit	(68,939)	22,056
Accounts payable	2,670,639	489,917
Accrued liabilities	2,421,011	347,778
Other liabilities	(110)	57,417
Interest payable	198,219	3,288
Net cash used in operating activities	(2,281,208)	(8,679,080)

Investing activities
Purchase of machinery and equipment	(6,555)	(95,252)
Proceeds on disposal of equipment	10,000	-
Net cash provided by (used in) investing activities	3,445	(95,252)

Financing activities
Proceeds from convertible loan payable	500,000	1,500,000
Proceeds from issuance of common stock, net	1,195,830	7,183,477
Proceeds from stock options exercised	-	-
Shares to be issued	107,337	-
Net cash provided by financing activities	1,803,167	8,683,477

Net change in cash and cash equivalents	(474,596)	(90,855)
Cash and cash equivalents, beginning of year	502,660	593,515
Cash and cash equivalents, end of year	$ 28,064	$ 502,660

Supplemental disclosures

Non-cash activities:
Common stock issued to settle convertible loan payable	100,000	-
Disposal of equipment used to settle accounts payable	20,930	-
Stock options exercised used to settle accrued liabilities	268,930	-

The accompanying notes are an integral part of these amended and restated consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.) Amended and Restated Consolidated Statements of Changes in Shareholders’ Deficiency (Expressed in United States Dollars)
	Common stock
	Shares	Amount (note 9)	Additional paid-in-capital (note 9)	Shares to be issued	Deficit accumulated during the exploration stage	Total
Balance, June 30, 2017	2,488,940	$2	$ 19,156,562	$-	$ (18,443,702)	$ 712,862
Stock-based compensation	-	-	310,383	-	-	310,383
Issue costs: warrants	-	-	(3,253,162)	-	-	(3,253,162)
Issue costs	-	-	(753,497)	-	-	(753,497)
Shares issued at $9.77 per share (i)	812,432	1	7,936,973	-	-	7,936,974
Net loss for the year	-	-	-	-	(5,716,606)	(5,716,606)
Balance, June 30, 2018 (As restated, note 5)	3,301,372	$3	$ 23,397,259	$-	$ (24,160,308)	$ (763,046)
Stock-based compensation	-	-	43,403	-	-	43,403
Units issued at $7.80 per share (ii)	160,408	-	547,333	-	-	549,333
Units issued at $0.57 per share (iii)	645,866	1	365,340	-	-	365,341
Units issued at $0.04 per share (iv)	11,660,000	12	436,596	-	-	436,608
Stock options exercised	43,750	-	268,930	-	-	268,930
Issue costs	-	-	(55,452)	-	-	(55,452)
Warrant valuation	-	-	(720,644)	-	-	(720,644)
Shares to be issued (note 13 )	-	-	-	107,337	-	107,337
Net loss for the year	-	-	-	-	(8,442,320)	(8,442,320)
Balance, June 30, 2019 (As restated, note 5)	15,811,396	$16	$ 24,284,765	$107,337	$ (32,602,628)	$ (8,210,510)

(i) Shares issued from proceeds at $12.50 CAD, converted to US at $9.77 (note 9 )

(ii) Units issued from proceeds at $4.50 CAD, converted to US at $3.42 (note 9 )

(iii) Units issued from proceeds at $0.75 CAD, converted to US at $0.57 (note 9)

(iv) Units issued from proceeds at $0.05 CAD, converted to US at $0.04 (note 9 )

The accompanying notes are an integral part of these amended and restated consolidated financial statements.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $ 32,602,628 (restated) and further losses are anticipated in the development of its business.  The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments.  In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the year ended June 30, 2019 were approved and authorized for issue by the Board of Directors of the Company on December 3, 2020 ..

2. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises.  The consolidated financial statements are expressed in U.S. dollars, the functional currency.  The Company’s fiscal year end is June 30.

3.Significant accounting policies

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition.  At June 30, 2019 and June 30, 2018 , the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Convertible loans and warrants

Estimating the fair value of warrants and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance.  This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 8 and 9 ..

The fair value estimates may differ from actual fair values and these differences may be significant and could have a material impact on the Company’s balance sheets and the consolidated statements of operations.  Assets are reviewed for an indication of impairment at each reporting date.  This determination requires significant judgment. Factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends, interruptions in exploration activities or a significant drop in precious metal prices

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

3.Significant accounting policies (continued)

Concentrations of credit risk

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

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

5. Restatement of previously issued financial statements

In November 2020, it was determined that the Company has underaccrued for invoices issued by the United States Environmental Protection Agency ("EPA") for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020 and interest payable on the outstanding EPA balance, which resulted in an understatement of liabilities for 2018 and 2019, an understatement of opening deficit for 2019 and closing deficit for 2018 and 2019, and an understatement of exploration expenses and net losses for 2018 and 2019.

The following tables present the impact of the restatement adjustments on the Company's previously issued consolidated financial statements for the years ended June 30, 2018 and 2019.

Impact to Consolidated Statements of Loss and Comprehensive Loss

	As previously
Year ended June 30, 2018	reported	Adjustment	As restated

Exploration	$5,094,733	$546,732	$5,641,465
Loss from operations	$(9,101,702)	$(546,732)	$(9,648,434)
Loss before income tax and net loss and comprehensive loss for the year	$(5,169,874)	$(546,732)	$(5,716,606)
Net loss per common share - basic and fully diluted	$(2.40)	$(0.25)	$(2.65)

	As previously
Year ended June 30, 2019	reported	Adjustment	As restated

Exploration	$5,712,238	$704,495	$6,416,733
Loss from operations	$(7,409,431)	$(704,495)	$(8,113,926)
Loss before income tax and net loss and comprehensive loss for the year	$(7,737,825)	$(704,495)	$(8,442,320)
Net loss per common share - basic and fully diluted	$(1.96)	$(0.18)	$(2.14)

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

5. Restatement of previously issued financial statements (continued)

Impact to Consolidated Balance Sheets

	As previously
As at June 30, 2018	reported	Adjustment	As restated

Accounts payable	$225,184	$546,732	$771,916
Total current liabilities	$1,041,248	$546,732	$1,587,980
Total liabilities	$1,724,151	$546,732	$2,270,883
Deficit accumulated during exploration stage	$(23,613,576)	$(546,732)	$(24,160,308)
Total shareholders' deficiency	$(216,314)	$(546,732)	$(763,046)

	As previously
As at June 30, 2019	reported	Adjustment	As restated

Accounts payable	$2,170,398	$1,251,227	$3,421,625
Total current liabilities	$7,069,564	$1,251,227	$8,320,791
Total liabilities	$7,186,373	$1,251,227	$8,437,600
Deficit accumulated during exploration stage	$(31,351,401)	$(1,251,227)	$(32,602,628)
Total shareholders' deficiency	$(6,959,283)	$(1,251,227)	$(8,210,510)

Impact to Consolidated Statements of Cash Flows

	As previously
For the year ended June 30, 2018	reported	Adjustment	As restated

Net loss for the year	$(5,169,874)	$(546,732)	$(5,716,606)
Changes in operating assets and liabilities:
Accounts payable	$(56,815)	$546,732	$489,917

	As previously
Year ended June 30, 2019	reported	Adjustment	As restated

Net loss for the year	$(7,737,825)	$(704,495)	$(8,442,320)
Changes in operating assets and liabilities:
Accounts payable	$1,966,144	$704,495	$2,670,639

Impact to Consolidated Statements of Changes in Shareholders' Deficiency

	As previously
	reported	Adjustment	As restated

Net loss for the year ended June 30, 2018	$(5,169,874)	$(546,732)	$(5,716,606)
Deficit accumulated during the exploration stage, June 30, 2018	$(23,613,576)	$(546,732)	$(24,160,308)
Balance, Total, June 30, 2018	$(216,314)	$(546,732)	$(763,046)
Net loss for the year ended June 30, 2019	$(7,737,825)	$(704,495)	$(8,442,320)
Deficit accumulated during the exploration stage, June 30, 2019	$(31,351,401)	$(1,251,227)	$(32,602,628)
Balance, Total, June 30, 2019	$(6,959,283)	$(1,251,227)	$(8,210,510)

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

5. Restatement of previously issued financial statements (continued)

The circumstances associated with the adjustments also created errors in each of the previously reported quarters in 2018 and 2019, which have also been restated on a quarterly basis as disclosed in note 14.

In addition, subsequent to the year end, the Company amended its articles of incorporation to change the authorized capital and the par values, which have been retrospectively applied in these amended and restated consolidated financial statements (note 9).

6 .. Equipment

Equipment consists of the following:

	June 30,	June 30,
	2019	2018
Leasehold improvements	$59,947	53,392
Equipment	9,050	50,910
	68,997	104,302
Less accumulated depreciation	(16,947)	(7,050)
Equipment, net	$52,050	$97,252

7 . Mining interests (restated)

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

7.Mining interests (restated) (continued)

Bunker Hill Mine Complex (continued)

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

In addition to the payments to Placer Mining, and pursuant to an agreement with the United States Environmental Protection Agency (“EPA”) whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery.  These payments, if all are made, will total $20 million.  The agreement calls for payments starting with $1 million 30 days after a fully ratified agreement was signed followed by payment schedule detailed below:

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000
November 1, 2020	$3,000,000
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Of these, $560,000 is outstanding as at June 30, 2019 (June 30, 2018 - $80,000). The Company also has received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. This was for a total of $3,749,388, with $1,209,530 additional accruals required as at June 30, 2019 (June 30, 2018 - $546,125). The Company is having discussions with the EPA to review and, where appropriate, have the additional water treatment charges amended. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at June 30, 2019, the interest accrued on the unpaid EPA balance is $13,061 (June 30, 2018 - $607).

Trinity Project

On August 31, 2017, the Company and Renaissance Exploration Inc. signed a notice of termination and release of exploration Earn-In Agreement.  Upon signing this agreement, the Company has terminated the March 29, 2010 Earn-In Agreement.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

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

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8.Convertible loan payable (continued)

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

Interest expense for the year ended June 30, 2019 were $198,219 (year ended June 30, 2018 - $3,287).

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

8.Convertible loan payable (continued)

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

9 . Capital stock, warrants and stock options (restated)

Authorized

The total authorized capital is as follows:

* 750,000,000 common shares with a par value of $ 0.000001 per common share; and

*10,000,000 preferred shares with a par value of $ 0.000001 per preferred share

On May 23, 2019, the Company affected a consolidation of its issued and outstanding share capital on the basis of one (1) post-consolidation share for each ten (10) pre-consolidation common shares, which has been retrospectively applied in these financial statements.

On July 19, 2019, the Company amended its articles of incorporation to change the total authorized capital and the par values which have been retrospectively applied in these amended and restated consolidated financial statements.

Issued and outstanding

In December 2017, the Company closed a private placement led by Red Cloud Klondike Strike Inc. and including Haywood Securities Inc. (collectively, the “Agents”) to raise gross proceeds of C$10,155,400 (the “Offering”). Pursuant to the Offering, the Company issued 812,432 units (the "Units") at a price of CDN$12.50 per Unit.  Each Unit was comprised of one common share of the Company (a "Common Share") and one half of one transferable common share purchase warrant (a "Warrant"), each Warrant having a three-year life and entitling the holder thereof to acquire one Common Share at a price of C$20.00.

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

9. Capital stock, warrants and stock options (restated) (continued)

Issued and outstanding (continued)

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

On June 27, 2019, the Company closed the first tranche ("First Tranche") of a non-brokered private placement, issuing 11,660,000 units ("June 2019 Unit") at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640.  Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant ("June 2019 Warrant"). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird Resources PLC ("Hummingbird") has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 8) ..

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the year were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at June 30, 2019:

	August 9, 2018	June 30, 2019
Expected life	1,095 days	771 days
Volatility	100%	100%
Risk free interest rate	2.09%	1.59%
Dividend yield	0%	0%
Share price	$4.70	$0.05
Fair value	$355,751	$0
Change in derivative liability		$355,751

	November 28, 2018	June 30, 2019
Expected life	1,095 days	882 days
Volatility	100%	100%
Risk free interest rate	1.22%	1.47%
Dividend yield	0%	0%
Share price	$0.90	$0.05
Fair value	$265,105	$1,875
Change in derivative liability		$263,250

	June 27, 2019	June 30, 2019
Expected life	730 days	727 days
Volatility	100%	100%
Risk free interest rate	1.80%	1.47%
Dividend yield	0%	0%
Share price	$0.05	$0.05
Fair value	$99,788	$114,934
Change in derivative liability		($15,146)

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

9. Capital stock, warrants and stock options (restated) (continued)

Issued and outstanding (continued)

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

9. Capital stock, warrants and stock options (restated) (continued)

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

10 . Commitments and contingencies (restated)

Effective June 1, 2017, the Company has a lease agreement for office space at 401 Bay Street, Suite 2702, Toronto, Ontario, Canada, M5H 2Y4.  The 5-year lease provides for a monthly gross rent of C$29,005 for the first two years, increasing to C$29,545 per month for years three through five. The monthly rental expenses are offset by rental income obtained through a series of subleases held by the Company.

As stipulated by the agreements with Placer Mining as described in note 7, the Company is required to make monthly payment of $60,000 for care and maintenance and a lease extension fee of $60,000. Including the previously accrued payments, a total of $1,373,000 is payable until the Company decides to acquire the mine at which time these payments will be waived.

As stipulated in the agreement with the EPA and as described in note 7, the company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at June 30, 2019, $3,811,227 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to amend and defer these payments.

11 . Income taxes (restated)

As at June 30, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 26.9% (2018 - 26.9%) to pretax loss from operations for the years ended June 30, 2019 and 2018 due to the following:

	Year Ended June 30, 2019	Year Ended June 30, 2018

Loss before income taxes	$ 8,442,320	$ 5,716,606
Expected income tax recovery	(2,271,000)	(1,880,800)
Tax rate changes and other adjustments	-	1,653,380
True-up	-	(197,110)
Other permanent difference	563,070	115,400
Change in valuation allowance	1,707,930	309,130
Total	$ -	$ -

Deferred tax assets and the valuation account are as follows:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Deferred tax asset:
Net operating loss carry forward	$ 4,285,020	$ 4,391,740
Other deferred tax assets	3,392,290	1,587,680
Valuation allowance	(7,687,200)	(5,979,420)
Unrealized foreign exchange loss	8,870	-
Equipment	1,020	-
Total	$ -	$ -

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

11.Income taxes (restated) (continued)

	Year Ended June 30, 2019	Year Ended June 30, 2018
Deferred tax assets:
Non-capital losses carried forward	$1,530,460	$1,022,400
Deferred tax liabilities:
Convertible debt	(1,530,460)	(1,022,400)
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2019, and 2018, the Company has an unused net operating loss carry-forward balance of $ 22,094,056 and $ 19,987,152 , respectively, that is available to offset future taxable income.  The US non-capital loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated after 2018 do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended June 30, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012.

12.Related party transactions

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

13 . Subsequent events

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

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

13. Subsequent events (continued)

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

14. Quarterly financial data (unaudited)

The Company restated its consolidated financial statements as of and for the quarterly periods ended September 30, 2018, December 31, 2018 and 2017, and March 31, 2019 and 2018 to correct misstatements, as discussed in note 5 describing the restatement of annual periods. The misstatements did not impact the quarterly period ended September 30, 2017.

The following tables summarize the impact of the restatement on the Company's unaudited condensed interim consolidated financial statements.

Impact to Condensed Interim Consolidated Statements of Loss and Comprehensive Loss

	As previously
Three months ended December 31, 2017	reported	Adjustment	As restated

Lease payments and exploration	$2,168,676	$42,387	$2,211,063
Total operating expenses and loss from operations	$(3,467,459)	$(42,387)	$(3,509,846)
Loss before income tax and net loss and comprehensive loss for the period	$(2,991,909)	$(42,387)	$(3,034,296)
Net loss per common share - basic and fully diluted (*)	$(1.10)	$(0.02)	$(1.12)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Six months ended December 31, 2017	reported	Adjustment	As restated

Lease payments and exploration	$2,174,892	$42,387	$2,217,279
Total operating expenses and loss from operations	$(3,875,739)	$(42,387)	$(3,918,126)
Loss before income tax and net loss and comprehensive loss for the period	$(3,394,196)	$(42,387)	$(3,436,583)
Net loss per common share - basic and fully diluted (*)	$(1.30)	$(0.02)	$(1.32)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Three months ended March 31, 2018	reported	Adjustment	As restated

Lease payments and exploration	$674,554	$151,437	$825,991
Loss from operations	$(1,618,052)	$(151,437)	$(1,769,489)
Loss before income tax and net loss and comprehensive loss for the period	$(1,583,056)	$(151,437)	$(1,734,493)
Net income (loss) per common share - basic and fully diluted (*)	$(0.48)	$(0.05)	$(0.53)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

14. Quarterly financial data (unaudited) (continued)

	As previously
Nine months ended March 31, 2018	reported	Adjustment	As restated

Lease payments and exploration	$2,849,446	$193,824	$3,043,270
Loss from operations	$(5,493,791)	$(193,824)	$(5,687,615)
Loss before income tax and net loss and comprehensive loss for the period	$(4,977,252)	$(193,824)	$(5,171,076)
Net loss per common share - basic and fully diluted (*)	$(1.76)	$(0.07)	$(1.83)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Three months ended September 30, 2018	reported	Adjustment	As restated

Exploration	$810,265	$216,622	$1,026,887
Total operating expense and loss from operations	$(1,611,333)	$(216,622)	$(1,827,955)
Loss before income tax and net loss and comprehensive loss for the period	$(636,490)	$(216,622)	$(853,112)
Net loss per common share - basic and fully diluted (*)	$(0.19)	$(0.06)	$(0.25)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Three months ended December 31, 2018	reported	Adjustment	As restated

Exploration	$3,003,911	$184,947	$3,188,858
Total operating expense and loss from operations	$(3,393,071)	$(184,947)	$(3,578,018)
Loss before income tax and net loss and comprehensive loss for the period	$(3,290,293)	$(184,947)	$(3,475,240)
Net loss per common share - basic and fully diluted (*)	$(0.88)	$(0.05)	$(0.93)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Six months ended December 31, 2018	reported	Adjustment	As restated

Exploration	$3,814,176	$401,569	$4,215,745
Total operating expense and loss from operations	$(5,004,404)	$(401,569)	$(5,405,973)
Loss before income tax and net loss and comprehensive loss for the period	$(3,926,783)	$(401,569)	$(4,328,352)
Net loss per common share - basic and fully diluted (*)	$(1.10)	$(0.11)	$(1.21)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

14. Quarterly financial data (unaudited) (continued)

	As previously
Three months ended March 31, 2019	reported	Adjustment	As restated

Exploration	$999,602	$151,018	$1,150,620
Total operating expense and loss from operations	$(1,239,839)	$(151,018)	$(1,390,857)
Loss before income tax and net loss and comprehensive loss for the period	$(1,826,405)	$(151,018)	$(1,977,423)
Net loss per common share - basic and fully diluted (*)	$(0.44)	$(0.04)	$(0.48)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

	As previously
Nine months ended March 31, 2019	reported	Adjustment	As restated

Exploration	$4,813,778	$552,587	$5,366,365
Total operating expense and loss from operations	$(6,244,243)	$(552,587)	$(6,796,830)
Loss before income tax and net loss and comprehensive loss for the period	$(5,753,188)	$(552,587)	$(6,305,775)
Net loss per common share - basic and fully diluted (*)	$(1.53)	$(0.15)	$(1.68)

(*) Adjusted for 10-to-1 share consolidation on May 23, 2019.

Impact to Condensed Interim Consolidated Balance Sheets

	As previously
As at December 31, 2017	reported	Adjustment	As restated

Accounts payable	$213,436	$42,387	$255,823
Total current liabilities	$822,569	$42,387	$864,956
Total liabilities	$3,626,582	$42,387	$3,668,969
Deficit accumulated during exploration stage	$(21,837,898)	$(42,387)	$(21,880,285)
Total shareholders' equity	$1,353,359	$(42,387)	$1,310,972

	As previously
As at March 31, 2018	reported	Adjustment	As restated

Accounts payable	$65,108	$193,824	$258,932
Total current liabilities	$228,435	$193,824	$422,259
Total liabilities	$3,004,653	$193,824	$3,198,477
Deficit accumulated during exploration stage	$(23,420,954)	$(193,824)	$(23,614,778)
Total shareholders' deficiency	$(229,697)	$(193,824)	$(423,521)

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

14. Quarterly financial data (unaudited) (continued)

	As previously
As at September 30, 2018	reported	Adjustment	As restated

Accounts payable	$237,781	$763,354	$1,001,135
Total current liabilities	$1,170,752	$763,354	$1,934,106
Total liabilities	$1,430,374	$763,354	$2,193,728
Deficit accumulated during exploration stage	$(24,250,066)	$(763,354)	$(25,013,420)
Total shareholders' equity (deficiency)	$(641,462)	$(763,354)	$(1,404,816)

	As previously
As at December 31, 2018	reported	Adjustment	As restated

Accounts payable	$975,401	$948,301	$1,923,702
Total current liabilities	$3,975,689	$948,301	$4,923,990
Total liabilities	$4,101,195	$948,301	$5,049,496
Deficit accumulated during exploration stage	$(27,540,359)	$(948,301)	$(28,488,660)
Total shareholders' deficiency	$(3,572,758)	$(948,301)	$(4,521,059)

	As previously
As at March 31, 2019	reported	Adjustment	As restated

Accounts payable	$1,785,489	$1,099,319	$2,884,808
Total current liabilities	$5,618,921	$1,099,319	$6,718,240
Total liabilities	$5,744,427	$1,099,319	$6,843,746
Deficit accumulated during exploration stage	$(29,366,764)	$(1,099,319)	$(30,466,083)
Total shareholders' deficiency	$(5,399,163)	$(1,099,319)	$(6,498,482)

Impact to Condensed Interim Consolidated Statements of Cash Flows

	As previously
Six months ended December 31, 2017	reported	Adjustment	As restated

Net loss for the period	$(3,394,196)	$(42,387)	$(3,436,583)
Changes in operating assets and liabilities:
Accounts payable	$(48,489)	$42,387	$(6,102)

	As previously
Nine months ended March 31, 2018	reported	Adjustment	As restated

Net loss for the period	$(4,977,252)	$(193,824)	$(5,171,076)
Changes in operating assets and liabilities:
Accounts payable	$(196,817)	$193,824	$(2,993)

Bunker Hill Mining Corp. (Formerly Liberty Silver Corp.)

Amended and Restated Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

(Expressed in United States Dollars)

14. Quarterly financial data (unaudited) (continued)

	As previously
Three months ended September 30, 2018	reported	Adjustment	As restated

Net loss for the period	$(636,490)	$(216,622)	$(853,112)
Changes in operating assets and liabilities:
Accounts payable	$12,597	$216,622	$229,219

	As previously
Six months ended December 31, 2018	reported	Adjustment	As restated

Net loss for the period	$(3,926,783)	$(401,569)	$(4,328,352)
Changes in operating assets and liabilities:
Accounts payable	$770,563	$401,569	$1,172,132

	As previously
Nine months ended March 31, 2019	reported	Adjustment	As restated

Net loss for the period	$(5,753,188)	$(552,587)	$(6,305,775)
Changes in operating assets and liabilities:
Accounts payable	$1,581,235	$552,587	$ 2,133,822

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

With the participation of the Chief Executive Officer and Chief Financial Officer, the Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2019 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that significant deficiencies exist over the Company’s internal control over financial reporting that led to the restatement of its previously filed financial statements, as follows:

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

• As a result, in November 2020, it was determined that the Company had under accrued for invoices issued by the EPA for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020 and interest payable on the outstanding EPA balance, which resulted in an understatement of liabilities for 2018 and 2019, an understatement of opening deficit for 2019 and closing deficit for 2018 and 2019, and an understatement of exploration expenses and net losses for 2018 and 2019.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Manish Kshatriya (2) (3) CEO and CFO	2019	--	--	--	--	--	--	--	--
	2018	--	--	--	--	--	--	--	--
	2017	114,000	--	--	--	--	--	118,750	232,750

Howard Crosby (4) CEO and CFO	2019	20,000	--	--	--	--	--	--	20,000
	2018	60,000	--	--	--	--	--	--	60,000
	2017	5,000	--	--	217,274	--	--	--	222,274

Bruce Reid (5) CEO	2019	--	--	--	--	--	--	--	--
	2018	165,000	505,000	--	--	--	--	--	670,000
	2017	--	--	--	271,593	--	--	--	271,593

Julio DiGirolamo (6) CFO	2019	70,150	--	--	--	--	--	--	70,150
	2018	130,000	--	--	22,843	--	--	--	157,843
	2017	--	--	--	86,710	--	--	--	86,710

Dan Hrushewsky (7) Executive VP	2019	39,264	--	--	--	--	--	--	--
	2018	112,800	--	--	160,992	--	--	--	273,722
	2017	--	--	--	86,710	--	--	--	86,710

John Ryan CEO	2019	50,000	--	--	--	--	--	--	50,000
	2018	--	--	--	--	--	--	--	--
	2017	--	--	--	--	--	--	--	--

Wayne Parsons CFO	2019	--	--	--	--	--	--	--	--
	2018	--	--	--	--	--	--	--	--
	2017	--	--	--	--	--	--	--	--

(1)Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 6 in the Notes to the Financial Statements herein.

(2)Manish Kshatriya was the Company’s CEO and CFO to October 6, 2016. He received a salary of $26,500 for the months of July and August 2016. From November 2016 to May 2017 Mr. Kshatriya provided consulting services to the Company, though not officially CFO any longer, for which he was paid $87,500. Included in other compensation was a $100,000 settlement payment (see note 4 below) as well as $18,750 related to an option exercise paid on his behalf by Mr. Bruce Reid.

(3)Due to the lack of financial resources available to the Company, the base salary, and any associated benefits have been accrued but not paid since January 1, 2016. As at June 30, 2016, the unpaid base salary obligation is $75,000, and effective the date of filing of this Form 10-K, the unpaid salary obligation has increased to approximately $112,500. This was settled on March 31, 2017 by paying Mr. Kshatriya $100,000 included above in other compensation.

(4)Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President until November 2018.

(5)Bruce Reid was the Company’s CEO from April 18, 2017 to October 12, 2018.

(6)Julio DiGirolamo was the Company’s CFO from April 18, 2017 to May 22, 2019.

(7)Dan Hrushewsky was the Company’s Executive Vice President from December 1, 2017 to October 15, 2018.

(8)John Ryan became the Company’s CEO on October 12, 2018.

(9)Wayne Parsons became the Company’s CFO on May 22, 2019.

Grant of Plan Based Awards

In December 2017, 10,000 options were granted to a consultant with a five-year life and an exercise price of CDN$16.50. these options vested immediately.

On June 19, 2018 The Company granted incentive stock options to purchase up to an aggregate of 48,000 common shares, exercisable for 5 years at a strike price of C$8.50 and vested immediately.

In September 2018, 43,750 fully-vested stock options were issued to a consultant with a five-year life and an exercise price of $8.00 per share.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at June 30, 2018, for each of the named executive officers.

	Option Awards _____________________________________________________					Stock Awards _______________________________________
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	--	--	--	--	--	--	--	--	--
Wayne Parsons	--	--	--	--	--	--	--	--	--

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

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dickson Hall	--	--	--	--	--	--	--
John Ryan	50,000	--	--	---	---	--	50,000
Wayne Parsons	--	--	--	--	--	--	--
Jian Liu	--	--	--	--	--	--	--
Hugh Aird	--	--	--	--	--	--	--
(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion please refer to Note 7 in the Notes to the Financial Statements herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of June 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	287,100	$7.50	1,294,040

Equity compensation plans not approved by security holders	-	-	-

Total	287,100	$7.50	1,294,040

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

	2019	2018
Audit	$40,000	$30,000
Audit related	40,000	22,500
Tax	--	--
All other	--	--
Total	$80,000	$52,500

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

31.1*Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date:	December 4, 2020	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer, Director

Date:	December 4, 2020	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer

Date:	December 4, 2020	By:	/s/ Hugh Aird
		Name:	Hugh Aird
		Title:	Director

Date:	December 4, 2020	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director