Form 10-KT
period 2020-12-31
Bunker Hill Mining Corp.
filed 2021-04-01
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended ________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2020 to December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [X] Yes [  ] No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price on December 31, 2020: CDN$41,890,318. As a result of the change in fiscal year, the second quarter during the most recent fiscal year ended as of December 31, 2020.

As of March 31, 2021, the Issuer had 163,548,867 Common Shares issued and outstanding.

PART I

ITEM 1. BUSINESS

Transition Period

On February 12, 2021, the Company’s Board of Directors (the “Board”) approved a change in our fiscal year end from the last day of June to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021. In this report, references to “fiscal year” refer to years ending June 30. References in this report to the “transition period” refer to the six-month period ended December 31, 2020.

Our Business

Corporate Information

Bunker Hill Mining Corp. (the “Company”) was incorporated for the purpose of engaging in sustainable mineral exploration, development and mining activities. The Company’s sole focus is the Bunker Hill mine and assets related thereto (the “Mine”), as described below.

Corporate History

Bunker Hill Mine Lease and Option Agreement

The Company was incorporated under the laws of the State of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. On February 11, 2010, the Company changed its name to Liberty Silver Corp and subsequently, on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1, and its telephone number is 416-477-7771. The Company’s website is www.bunkerhillmining.com. Information appearing on the website is not incorporated by reference into this report.

On August 28, 2017, the Company announced that it signed a definitive agreement with Placer Mining Corporation (“Placer Mining”), the current owner of the Mine, for the lease and option to purchase the Mine in Idaho (the “Lease and Option Agreement”).

The Mine remains the largest single producing mine by tonnage in the Coeur d’Alene lead, zinc and silver mining district in Northern Idaho. Historically and according to the Bunker Hill Mines Annual Report 1980, the Mine produced over 35,000,000 tonnes of ore grading on average 8.76% lead, 3.67% zinc, and 155 g/t silver. The Mine is the Company’s only focus, with a view to raising capital to rehabilitate the mine and put it back into production.

On November 1, 2019, the Lease and Option Agreement was amended (the “Amended Agreement”). Under the terms of the Amended Agreement, the Company has an option to purchase the marketable assets of the Mine for a purchase price of $11,000,000 at any time prior to the expiration of the Amended Agreement, payable $6,200,000 in cash, and $4,800,000 in unregistered Common Shares of the Company (calculated using the market price at the time of exercise of the purchase option). Upon signing the Amended Agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to Placer Mining. This payment will be applied to the cash portion of the purchase price upon execution of the purchase option. In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment. An additional term of the Amended Agreement provides for the elimination of all royalty payments that were to be paid to Placer Mining.

Under the terms of the Amended Agreement, during the term of the lease, the Company must make care and maintenance payments in the amount of $60,000 monthly plus other expenses, i.e. taxes, utilities and mine rescue payments.

On July 27, 2020, the Company announced that it secured, for a $150,000 cash payment, a further extension to the Lease and Option, Amended and Extension Agreements to purchase the Mine from Placer Mining (the “Second Extension”). The Second Extension is for a further 18 months and is in addition to the 6-month extension. This Second Extension expires on August 1, 2022. This Second Extension provides the Company with more time to invest the proceeds of the ongoing financing in ways that compile and digitize fully over 95 years of historical and geological data, verify the historical reserves, and explore the high-grade silver targets within the Mine complex.

On November 20, 2020 the Company successfully renegotiated the Amended Agreement. Under the new terms, the purchase price has been decreased from $11,000,000 to $7,700,000, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in Common Shares of the Company. The reference price for the payment in Common Shares will be based on the share price of the last equity raise before the option is exercised. The Company will continue to make a monthly care and maintenance payment of $60,000 to the Lessor in return for on-going technical support to the Company. Under this amendment to the Amended Agreement, the Company’s contingent obligation to settle $1,787,300 of accrued payments due to the Lessor has been waived. Further, under the amendment to the Amended Agreement, the Company is to make an advance payment of $2,000,000 to Placer Mining, which shall be credited toward the purchase price of the Mine when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. The Company made this advance payment, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

As a part of the purchase price, the Amended Agreement also requires payments pursuant to an agreement with the U.S. Environmental Protection Agency (“EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company will make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20,000,000. The agreement calls for payments starting with $1,000,000 30 days after a fully ratified agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018 and $3,000,000 on each of the next 5 anniversaries with a final $2,000,000 payment on November 1, 2024. In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s estimated costs of maintaining and treating water at the water treatment facility with a true-up to be paid by the Company once the actual costs are determined. The November 1, 2018, December 1, 2018, June 1, 2019, November 1, 2019 and November 1, 2020 payments, totaling $8,960,000, were not made, and concurrent with discussions concerning the long-term water management solutions the Company is having discussions with the EPA in an effort to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

Management believes the Amended Agreement will provide the Company time to complete exploratory drilling, engineering studies, produce a mine plan and raise the money needed to move forward. Management continues to push forward and advance the timeline to realizing shareholder value.

The Company believes that there are numerous exploration targets of opportunity left in the Mine from surface, in parallel to known and mined mineralization and at depth, below existing workings. In addition to the zinc-rich zones, these also include high-grade lead-silver veins which are currently the primary focus of the Company’s exploration programs.

Recent Developments

Board and Officer Appointments

On March 27, 2020, the Company appointed Mr. Richard Williams to the Company’s Board and as Executive Chairman of the Company.

On April 14, 2020, Mr. Sam Ash was appointed as President and CEO of the Company to replace in this position Mr. John Ryan. Mr. Ryan continued to serve the Company as a non-executive member of the Board until his resignation on November 2, 2020.

On October 30, 2020, the Company appointed Ms. Pamela Saxton to serve as an independent director, and Chair of the Audit Committee, replacing Hugh Aird.

On November 2, 2020, the Company appointed Ms. Cassandra Joseph to the Board as an independent director, and Chair of the new Governance Committee, replacing John Ryan who retired from the Board after serving since 2016.

Effective as of January 12, 2021, the Board appointed Mr. David Wiens to the role of Chief Financial Officer and Corporate Secretary of the Company, replacing Mr. Wayne Parsons, who continues to serve on the Board.

Financing Transactions

On April 24, 2020, the Company extended the demand date of a promissory note payable to August 1, 2020. In consideration, the Company issued 400,000 Common Share purchase warrants to the lender at an exercise price of C$0.50. The Common Share purchase warrants expire on November 13, 2021.

On May 12, 2020, the Company issued 107,143 Common Shares at a price of $0.56 per Common Share (the “May $0.56 Issuance”), pursuant to the terms of a private placement of Common Shares at $0.56 per Common Share. The previous tranche closed on February 26, 2020. The May $0.56 Issuance was made in consultation with the Canadian Securities Exchange (“CSE”). Additionally, the Company issued two promissory notes. The first promissory note was in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs (the “First Note”). The First Note bears no interest and is due on demand 90 days after the issue date. Subsequent to June 30, 2020, the balance of the First Note was repaid in full. The second promissory note was in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs (the “Second Note”). The Second Note bears no interest and is due on demand 90 days after the issue date. The Second Note was settled in full by shares issued subsequent to June 30, 2020.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000 (C$103,988). The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000 (C$103,988) to a director of the Company. The note bears no interest and is due on demand. The promissory note was repaid in full subsequent to June 30, 2020

In addition, the Company entered into a loan agreement with an arm’s length third party for an unsecured loan facility of $1,200,000 (the “Loan”) due August 31, 2020. As consideration for the Loan, the Company agreed to pay the lender a one-time origination fee of $360,000. The purpose of the Loan is to provide the Company with working capital pending the completion of an equity financing. In addition, the Company announced that it has entered into an extension agreement with Placer Mining to extend the Lease and Option and Amended Agreements for the Mine (the “Extension”) for an additional six-month term subject to the same terms and conditions of the Lease. The term of the Extension began on August 2, 2020 and will expire on February 1, 2021. In connection with the Extension, a one-time payment of $60,000 was paid to Placer Mining.

On August 14, 2020, the Company closed the first tranche of the brokered private placement of units of the Company (the “August 2020 Offering”), issuing 35,212,142 units of the Company (the “August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of C$12,324,250. Each August 2020 Unit consisted of one Common Share and one Common Share purchase warrant of the Company (“August 2020 Warrant”). Each August 2020 Warrant is exercisable into a Common Share of the Company at C$0.50 per August 2020 Warrant until August 31, 2023. In connection with the first tranche of the August 2020 Offering, the Company paid cash compensation of C$739,455 and issued 2,112,729 compensation options (the “August 2020 Compensation Options”). Each August 2020 Compensation Option is exercisable into one August 2020 Unit until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of C$7,303,202. In connection with the second tranche of the August 2020 Offering, the Company paid cash compensation of C$314,512 and issued 1,127,178 August 2020 Compensation Options. The Company also issued 2,205,714 August 2020 Units to settle C$772,000 of debt. The registration statement of which this report is a part was filed by the Company as a result of an agreement with the placement agents in the August 2020 Offering.

On October 9, 2020, the Company issued 5,572,980 shares at a deemed price of C$0.50 based on the fair value of the share issued to settle $1,600,000 of convertible loan payable and $500,000 of interest payable. As a result, the Company recorded a loss on debt settlement of $106,113.

On December 28, 2020, the Company announced that early-stage strategic investors have entered into voluntary lock up agreements pursuant to which they will not sell, transfer or pledge any of the Company shares acquired in the 2019 recapitalization. This represents approximately 35 million shares or 24.5% of the issued share capital of the Company. The lock-up includes shares held by Hummingbird Resources PLC (“Hummingbird”) as well as management and advisors and is in effect until December 31, 2021. In addition, the term of the Common Share purchase warrants issued with the 2019 recapitalization has been amended to December 31, 2025, and the exercise price has been amended from C$0.25 to C$0.59.

On February 24, 2021, the Company closed a non-brokered private placement of 19,994,080 Units of the Company at $0.40 per Unit for gross proceeds of approximately C$8,000,000. Each Unit consists of one Common Share of the Company and one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one Common Share of the Company at a price of C$0.60 per Common Share for a period of five years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”).

Bunker Hill Mine Re-start Developments

Since March 2020, the Company has been working systematically to validate in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) standards up to 9 million tons of primarily zinc ore contained within the UTZ, Quill and Newgard Ore Bodies. This was conducted between April and July 2020, and involved over 9,000 feet of drilling from Underground and extensive sampling from the many open stopes above the water-level. These zones could provide the majority of the early feed if the Company were to achieve a re-start of the Mine.

On September 28, 2020, the Company announced its maiden mineral resources estimate consisting of a total of 8.9 million tons in the Inferred category, containing 11 million ounces of silver, 880 million pounds of zinc, and 410 million pounds of lead, which represented the result of the Company’s extensive drilling and sampling efforts conducted between April and July 2020.

On November 12, 2020, the Company announced the launch of a Preliminary Economic Assessment (“PEA”) to assess the potential for a rapid re-start of the Mine for minimal capital by focusing on the de-watered upper areas of the Mine, utilizing existing infrastructure, and based on truck haulage and toll milling methods.

On January 26, 2021, the Company reported continued progress towards completing the previously announced PEA, and further detail regarding the potential parameters of the re-start, including: i) low up-front capital costs through utilization of existing infrastructure, potentially enabling a rapid production re-start; ii) a staged approach to mining, potentially supporting a long-life operation; iii) underground processing and tailings deposition with potential for high recovery rates; iv) development of a sustainable operation with minimal environmental footprint; and v) potential increase in the existing resource base.

To support the Company’s strategy of targeting a rapid production re-start as outlined above, development drilling subsequent to November 2020 focused on targets in the upper levels of the Mine located in close proximity to existing infrastructure, aimed at expanding the resource base for the PEA.

On March 19, 2021, the Company announced an updated mineral resources estimate consisting of a total of: 4.4 million tons in the Indicated category, containing 3.0 million ounces of silver, 487 million pounds of zinc, and 176 million pounds of lead; 5.6 million tons in the Inferred category, containing 8.3 million ounces of silver, 548 million pounds of zinc, and 312 million pounds of lead.

Further details regarding the Company’s mineral resources as noted above, including estimation methodologies, can be found in the news releases dated September 28, 2020 and March 19, 2021 on EDGAR, SEDAR and the Company’s website www.bunkerhillmining.com.

It should be noted that mineral resources as stated above, including those delineated in the Inferred, Measured and Indicated categories, are not mineral reserves as defined by U.S. Securities and Exchange Commission (“SEC”) guidelines, and do now show demonstrated economic viability. Due to the uncertainty that may be attached to Inferred mineral resources, it cannot be assumed that all or any part of an Inferred mineral resource will be upgraded to an Indicated or Measured mineral resource as a result of continued exploration. A PEA is preliminary in nature and will include Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. Consequently, there is no certainty that a PEA will be realized.

Silver-Focused Exploration

With the completion of exploration drilling related to the updated mineral resources estimate as announced on March 19, 2021 (as described above), the Company’s exploration strategy has been focused on high-grade silver targets within the upper areas of the Mine that have been identified by the data review and digitization process. The aim of this program is to identify, develop and add high-grade silver resources in ways that materially increase the relative quantity of silver resources relative to lead and zinc.

Consistent with that strategy and concurrent with the announcement of the updated mineral resources estimate, the Company announced the identification of a new silver exploration opportunity in the hanging wall of the Cate Fault which it intends to include in its ongoing drilling campaign. In conjunction with this drilling campaign, continued digitization, geologic modeling and interpretation will continue to focus on identifying additional high grade silver exploration targets.

On March 29, 2021, the Company announced multiple high-grade silver mineralization results through chip-channel sampling of newly accessible areas of the Mine identified through the Company’s proprietary 3D digitization program, and as part of its ongoing silver-focused drilling program. An area was identified on the 9-level that resulted in ten separate chip samples greater than 900 g/t AgEq(1), each with minimum 0.6m length. Mineralization remains open up dip, down dip and along strike from the sampling location. The Company also reported drill results including a 3.8m intercept with a grade of 996.6 g/t AgEq(1), intersected at the down-dip extension of the UTZ zone at the 5-level. The Company will continue to report mineralized drill intercepts concurrent with its ongoing exploration program that is currently envisaged to comprise 10,000 to 12,000 feet in 2021.

(1)	Prices used to calculate Ag Eq are as follows: Zn=$1.16/lb; Pb=$0.92/lb; and Ag=$20/oz.

Water Management Optimization

In September 2020, the Company began its water management program with the goal of improving the understanding of the Mine’s water system and enacting immediate improvement in the water quality of effluent leaving the Mine for treatment at the Central Treatment Plant (“CTP”). Informed by historical research provided by the EPA, the Company initiated a study of the water system of the Mine to: i) identify of the areas where sulphuric acid (Acid Mine Drainage, or “AMD”) is generated in the greatest and most concentrated quantities, and ii) understand the general flow paths of AMD on its way through and out of the mine as it travels to the CTP.

Leveraging its improved understanding through this study, on February 11, 2021 the Company announced the successful commissioning of a water pre-treatment plant located within the Mine, designed to significantly improve the quality of Mine water discharge, which in turn would support a rapid re-start of the Mine. Specifically, the water pre-treatment plant achieves this goal by reducing significantly the amount of treatment required at the CTP, and the associated costs, before the Mine water is discharged into the south fork of the Coeur D’Alene River, removing over 70% of the metals from water before it leaves the Mine, with the potential for further improvements.

In an effort to improve transparency to all stakeholders with regard to the results of this system, the Company launched a water quality tracking platform on its website on March 15, 2021, which uploads real-time data every five minutes and provides an interactive database to allow detailed historical analysis.

Business Operations

The Mine is a lead-silver-zinc Mine. When back in production, the Company intends to mill mineralized material on-site or at a local third-party mill to produce both lead-silver and zinc concentrates which will then be shipped to third party smelters for processing.

The Company will continue to explore the property with a view to proving additional resources.

Infrastructure

The acquisition of the Mine includes all mining rights and claims, surface rights, fee parcels, mineral interests, easements, existing infrastructure at Milo Gulch, and the majority of machinery and buildings at the Kellogg Tunnel portal level, as well as all equipment and infrastructure anywhere underground at the Bunker Hill Mine Complex. The acquisition also includes all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the Mine site or any other location.

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

Property Description

The Amended Agreement includes mineral rights to approximately 440 patented mining claims covering over 5700 acres. Of these claims, 35 include surface ownership of approximately 259 acres. The transaction also includes certain parcels of fee property which includes mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

The Amended Agreement specifically excludes the following: the Machine Shop Building and Parcel number 21 including all fixed equipment located inside the building and personal property located upon this parcel; unmilled ore located at the Mine yard; and residual lead/zinc ore mined and broken, but not removed from the Mine.

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

Title to all patented mining claims included in the transaction was transferred from Bunker Hill Mining Co. (U.S.) Inc. by Warranty Deed in 1992. The sale of the property was approved of by the U.S. Trustee and U.S. Bankruptcy Court.

Over 90% of surface ownership of patented mining claims not owned by Placer Mining is owned by different landowners. These include: Stimpson Lumber Co.; Riley Creek Lumber Co.; Powder LLC.; Golf LLC.; C & E Tree Farms; and Northern Lands LLC.

Patented mining claims in the State of Idaho do not require permits for underground mining activities to commence on private lands. Other permits associated with underground mining may be required, such as water discharge and site disturbance permits. The water discharge is being handled by the EPA at the existing CTP. The Company expects to take on the water treatment responsibility in the future and obtain an appropriate discharge permit.

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

Employees

The Company has three employees in executive positions. The balance of the Company’s operations is contracted for as consultants.

Reports to Security Holders

The Company files reports with the SEC under section 15d of the Securities Exchange Act of 1934 (the “Exchange Act”). The reports will be filed electronically. All copies of any materials filed with the SEC may be read at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that will contain copies of the reports that are filed electronically. The address for the SEC Internet site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, this item is not required under SEC rules. However, the Company believes that it is important to have an understanding of the risks associated with an investment in the Company. In addition, these risk factors are incorporated by reference in press releases and other Company publications for purposes of the Private Securities Reform Act of 1995.

General Risk Factors

The Company’s ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany the Company’s Financial Statements disclose a going concern qualification to its ability to continue in business. The accompanying Financial Statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration stage company and has incurred losses since its inception. The Company has incurred losses resulting in an accumulated deficit of $66,088,873 and further losses are anticipated in the development of its business.

The Company currently has no historical recurring source of revenue and its ability to continue as a going concern is dependent on its ability to raise capital to fund its future exploration and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of its Common Shares and/or debt and the eventual profitable exploitation of the Mine. Additionally, the volatility in capital markets and general economic conditions in the U.S. and elsewhere can pose significant challenges to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying Financial Statements.

The Company will require significant additional capital to fund its business plan.

The Company will be required to expend significant funds to determine whether proven and probable mineral reserves exist at its properties, to continue exploration and, if warranted, to develop its existing properties, and to identify and acquire additional properties to diversify its property portfolio. The Company anticipates that it will be required to make substantial capital expenditures for the continued exploration and, if warranted, development of the Mine. The Company has spent and will be required to continue to expend significant amounts of capital for drilling, geological, and geochemical analysis, assaying, and feasibility studies with regard to the results of its exploration at the Mine. The Company may not benefit from some of these investments if it is unable to identify commercially exploitable mineral reserves.

The Company’s ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of metals. Capital markets worldwide were adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities and remnants from those losses continue to impact the ability for the Company to raise capital. The Company may not be successful in obtaining the required financing or, if it can obtain such financing, such financing may not be on terms that are favorable to us.

The Company’s inability to access sufficient capital for its operations could have a material adverse effect on its financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of the Company’s Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company’s ability to raise capital through future sales of Common Shares. The Company has not yet commenced commercial production at any of its properties and, therefore, has not generated positive cash flows to date and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet the Company’s requirements. There is no assurance that the Company will be able to continue to raise equity capital or to secure additional debt financing, or that the Company will not continue to incur losses.

The Company has a limited operating history on which to base an evaluation of its business and prospects.

Since its inception, the Company has had no revenue from operations. The Company has no history of producing products from the Bunker Hill property. The Mine is a historic, past producing mine with very little recent exploration work. Advancing the Mine into the development stage will require significant capital and time, and successful commercial production from the Mine will be subject to completing feasibility studies, permitting and re-commissioning of the Mine, constructing processing plants, and other related works and infrastructure. As a result, the Company is subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

●	completion of feasibility studies to verify reserves and commercial viability, including the ability to find sufficient ore reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with stringent environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
●	potential shortages of mineral processing, construction, and other facilities related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of its properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, the Company’s management and workforce will need to be expanded, and sufficient housing and other support systems for its workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, the Company’s activities may not result in profitable mining operations and it may not succeed in establishing mining operations or profitably producing metals at any of its current or future properties, including the Mine.

The Company has a history of losses and expects to continue to incur losses in the future.

The Company has incurred losses since inception, has had negative cash flow from operating activities, and expects to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$9,454,396 for the six months ended December 31, 2020; and $5,841,502 for the six months ended December 31, 2019; and
●	$10,793,823 for the year ended June 30, 2020; and $8,113,926 for the year ended June 30, 2019.

The Company expects to continue to incur losses unless and until such time as the Mine enters into commercial production and generates sufficient revenues to fund continuing operations. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of its operation, the Company also expects to face the risks, uncertainties, expenses, and difficulties frequently encountered by smaller reporting companies. The Company cannot be sure that it will be successful in addressing these risks and uncertainties and its failure to do so could have a materially adverse effect on its financial condition.

Epidemics, pandemics or other public health crises, including COVID-19, could adversely affect the Company’s business.

The Company’s operations could be significantly adversely affected by the effects of a widespread outbreak of epidemics, pandemics or other health crises, including the recent outbreak of respiratory illness caused by the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 12, 2020. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Risks Related to Mining and Exploration

The Mine is in the exploration stage. There is no assurance that the Company can establish the existence of any mineral reserve on the Mine or any other properties the Company may acquire in commercially exploitable quantities. Unless and until the Company does so, the Company cannot earn any revenues from these properties and if the Company does not do so, the Company will lose all of the funds that it expends on exploration. If the Company does not discover any mineral reserve in a commercially exploitable quantity, the exploration component of its business could fail.

The Company has not established that any of its mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that the Company will be able to do so.

A mineral reserve is defined by the SEC in its Industry Guide 7 as that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. In general, the probability of any individual prospect having a “reserve” that meets the requirements of the SEC’s Industry Guide 7 is small, and the Mine may not contain any “reserves” and any funds that the Company spends on exploration could be lost. Even if the Company does eventually discover a mineral reserve on the Mine, there can be no assurance that it can be developed into a producing mine and that the Company can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade, and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as processing facilities, roads, rail, power, and a point for shipping, government regulation, and market prices. Most of these factors will be beyond its control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. The Company’s operations are, and any future development or mining operations the Company may conduct will be, subject to all of the operating hazards and risks normally incidental to exploring for and development of mineral properties, including, but not limited to:

●	economically insufficient mineralized material;
●	fluctuation in production costs that make mining uneconomical;
●	labor disputes;
●	unanticipated variations in grade and other geologic problems;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	industrial accidents;
●	metallurgic and other processing problems;
●	mechanical and equipment performance problems;
●	failure of dams, stockpiles, wastewater transportation systems, or impoundments;
●	unusual or unexpected rock formations; and
●	personal injury, fire, flooding, cave-ins and landslides.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. If the Company determines that capitalized costs associated with any of its mineral interests are not likely to be recovered, the Company would incur a write-down of its investment in these interests. All of these factors may result in losses in relation to amounts spent that are not recoverable, or that result in additional expenses.

Commodity price volatility could have dramatic effects on the results of operations and the Company’s ability to execute its business plan.

The price of commodities varies on a daily basis. The Company’s future revenues, if any, will likely be derived from the extraction and sale of base and precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond its control including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of the Company’s business, could negatively affect its ability to secure financing or its results of operations.

The Company’s production, development plans and cost estimates in the PEA or pre-feasibility study (“PFS”) may vary and/or not be achieved.

The PEA will be preliminary in nature and will include Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. Consequently, there is no certainty that the PEA will be realized. The decision to implement the Mine re-start scenario to be included in the PEA will not be based on a feasibility study of mineral reserves demonstrating economic and technical viability, and therefore there is increased risk that the PEA results will not be realized. If the Company is unable to achieve the results in the PEA, it may have a material negative impact on the Company and its capital investment to implement the re-start scenario may be lost.

The Company also intends to proceed with a PFS later in 2021 to further assess a rapid re-start of the Mine, which is expected to include estimates of future production, development plans, operating and capital costs and other economic and technical estimates. Such estimates will be based on a variety of factors and assumptions and there is no assurance that such production, plans, costs or other estimates will be achieved. Actual production, costs and financial returns may vary significantly from the estimates depending on a variety of factors many of which are not within the Company’s control. These factors include, but are not limited to: actual ore mined varying from estimates of grade, tonnage, dilution, and metallurgical and other characteristics; short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades from those planned; mine failures, slope failures or equipment failures; industrial accidents; natural phenomena such as inclement weather conditions, floods, droughts, wildfires, rock slides and earthquakes; encountering unusual or unexpected geological conditions; changes in power costs and potential power shortages; exchange rate and commodity price fluctuations; shortages of principal supplies needed for operations, including explosives, fuels, chemical reagents, water, equipment parts and lubricants; labor shortages or strikes; epidemics, pandemics and public health emergencies, including those related to the outbreak of COVID-19; high rates of inflation; civil disobedience and protests; and restrictions (including changes to the taxation regime) or regulations imposed by governmental or regulatory authorities, including permitting and environmental regulations, or other changes in the regulatory environments. Failure to achieve estimates or material increases in costs could have a material adverse impact on the Company’s future cash flows, profitability, results of operations and financial condition.

Estimates of mineralized material and resources are subject to evaluation uncertainties that could result in project failure.

Its exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineralized material and resources/reserves within the earth using statistical sampling techniques. Estimates of any mineralized material or resource/reserve on the Mine would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about the Mine. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineralized material and resources/reserves. If these estimates were to prove to be unreliable, the Company could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As the Company has not completed feasibility studies on the Mine and has not commenced actual production, mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The Company’s exploration activities may not be commercially successful, which could lead the Company to abandon its plans to develop the Mine and its investments in exploration.

The Company’s long-term success depends on its ability to identify mineral deposits on the Mine and other properties the Company may acquire, if any, that the Company can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

●	the identification of potential mineralization based on surficial analysis;
●	availability of government-granted exploration permits;
●	the quality of its management and its geological and technical expertise; and
●	the capital available for exploration and development work.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors that include, without limitation, the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; commodity prices, which can fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The Company may invest significant capital and resources in exploration activities and may abandon such investments if the Company is unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of the Company’s securities and the ability to raise future financing.

The Company is subject to significant governmental regulations that affect its operations and costs of conducting its business and may not be able to obtain all required permits and licenses to place its properties into production.

The Company’s current and future operations, including exploration and, if warranted, development of the Mine, do and will require permits from governmental authorities and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;
●	laws and regulations related to exports, taxes, and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with applicable laws, regulations, and permits may result in enforcement actions, including the forfeiture of mineral claims or other mineral tenures, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or costly remedial actions. The Company cannot predict if all permits that it may require for continued exploration, development, or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms, if at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay its planned exploration and development activities. The Company may be required to compensate those suffering loss or damage by reason of the mineral exploration or its mining activities, if any, and may have civil or criminal fines or penalties imposed for violations of, or its failure to comply with, such laws, regulations, and permits.

Existing and possible future laws, regulations, and permits governing operations and activities of exploration companies, or more stringent implementation of such laws, regulations and permits, could have a material adverse impact on the Company’s business and cause increases in capital expenditures or require abandonment or delays in exploration. The Mine is located in Northern Idaho and has numerous clearly defined regulations with respect to permitting mines, which could potentially impact the total time to market for the project.

The Company’s activities are subject to environmental laws and regulations that may increase its costs of doing business and restrict its operations.

Both mineral exploration and extraction require permits from various federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that the Company will be able to obtain or maintain any of the permits required for the exploration of the mineral properties or for the construction and operation of the Mine at economically viable costs. If the Company cannot accomplish these objectives, its business could fail. The Company believes that it is in compliance with all material laws and regulations that currently apply to its activities but there can be no assurance that the Company can continue to remain in compliance. Current laws and regulations could be amended, and the Company might not be able to comply with them, as amended. Further, there can be no assurance that the Company will be able to obtain or maintain all permits necessary for its future operations, or that it will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, the Company may be delayed or prohibited from proceeding with planned exploration or development of the mineral properties.

Environmental hazards unknown to the Company, which have been caused by previous or existing owners or operators of the Mine, may exist on the properties in which the Company holds an interest. Many of its properties in which the Company has ownership rights are located within the Coeur d’Alene Mining District, which is currently the site of a Federal Superfund cleanup project. It is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company’s business.

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on the Company, on its future venture partners, if any, and on its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company’s ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will ultimately affect its financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in its industry could harm the Company’s reputation. The potential physical impacts of climate change on its operations are highly uncertain, could be particular to the geographic circumstances in areas in which the Company operates and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of the Company’s operations.

There are several governmental regulations that materially restrict mineral exploration. The Company will be subject to the federal regulations (environmental) and the laws of the State of Idaho as the Company carries out its exploration program. The Company may be required to obtain additional work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While the Company’s planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase its costs of doing business and prevent it from carrying out its exploration program.

Land reclamation requirements for the Company’s properties may be burdensome and expensive.

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;
●	treat ground and surface water to drinking water standards; and
●	reasonably re-establish pre-disturbance landforms and vegetation.

In order to carry out reclamation obligations imposed on the Company in connection with its potential development activities, the Company must allocate financial resources that might otherwise be spent on further exploration and development programs. The Company plans to set up a provision for its reclamation obligations on its properties, as appropriate, but this provision may not be adequate. If the Company is required to carry out unanticipated reclamation work, its financial position could be adversely affected.

The mineral exploration and mining industry is highly competitive.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than the Company’s, the Company may be unable to acquire additional properties, if any, or financing on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If the Company is unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended. The Company competes with other companies that produce its planned commercial products for capital. If the Company is unable to raise sufficient capital, its exploration and development programs may be jeopardized or it may not be able to acquire, develop, or operate additional mining projects.

The silver industry is highly competitive, and the Company is required to compete with other corporations and business entities, many of which have greater resources than its does. Such corporations and other business entities could outbid the Company for potential projects or produce minerals at lower costs, which would have a negative effect on the Company’s operations.

Metal prices are highly volatile. If a profitable market for its metals does not exist, the Company may have to cease operations.

Mineral prices have been highly volatile and are affected by numerous international economic and political factors over which the Company has no control. The Company’s long-term success is highly dependent upon the price of silver, as the economic feasibility of any ore body discovered on its current property, or on other properties the Company may acquire in the future, would, in large part, be determined by the prevailing market price of the minerals. If a profitable market does not exist, the Company may have to cease operations.

A shortage of equipment and supplies could adversely affect the Company’s ability to operate its business.

The Company is dependent on various supplies and equipment to carry out its mining exploration and, if warranted, development operations. Any shortage of such supplies, equipment, and parts could have a material adverse effect on the Company’s ability to carry out its operations and could therefore limit, or increase the cost of, production.

Joint ventures and other partnerships, including offtake arrangements, may expose the Company to risks.

The Company may enter into joint ventures, partnership arrangements, or offtake agreements, with other parties in relation to the exploration, development, and production of the properties in which the Company has an interest. Any failure of such other companies to meet their obligations to the Company or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the Company, the development and production at its properties, including the Mine, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on its results of operations, financial performance, cash flows and the price of its Common Shares.

The Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage its growth effectively could have a material adverse effect on its business and financial condition.

The Company is dependent on a relatively small number of key employees, including its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). The loss of any officer could have an adverse effect on the Company. The Company has no life insurance on any individual, and the Company may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

The Company’s results of operations could be affected by currency fluctuations.

The Company’s properties are currently all located in the U.S. and while most costs associated with these properties are paid in U.S. dollars, a significant amount of its administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to the Company’s properties may be subject to other claims that could affect its property rights and claims.

There are risks that title to the Company’s properties may be challenged or impugned. The Mine is located in Northern Idaho and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects.

The Company may be unable to secure surface access or purchase required surface rights.

Although the Company obtains the rights to some or all of the minerals in the ground subject to the mineral tenures that the Company acquires, or has the right to acquire, in some cases the Company may not acquire any rights to, or ownership of, the surface to the areas covered by such mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities; however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase of such surface rights, and therefore the Company may be unable to carry out planned mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The Company’s inability to secure surface access or purchase required surface rights could materially and adversely affect its timing, cost, or overall ability to develop any mineral deposits the Company may locate.

The Company’s properties and operations may be subject to litigation or other claims.

From time to time the Company’s properties or operations may be subject to disputes that may result in litigation or other legal claims. The Company may be required to take countermeasures or defend against these claims, which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on its business and results of operations.

There are amounts due and owing under the Company’s agreement with the EPA that have not been paid in accordance with the agreed upon payment schedule. In the event that the EPA or Placer Mining assert default under the terms of the agreement or the Amended Agreement, respectively, the Company may lose its ability to exercise its right to purchase the Mine, which would have a material adverse impact on the Company.

Pursuant to the terms of the Company’s agreement with the EPA, the Company is required to make certain payments to the EPA on behalf of Placer Mining in the amount of $20,000,000 for cost recovery. The Company has made one payment of $1,000,000 but has not paid the other payments as they have become due. Failure to pay could be considered a default under the terms of the agreement with the EPA and the Amended Agreement with Placer Mining. While the Company has been in discussions with the EPA related to the restructuring of the required payments, there is no guarantee that such efforts will be successful. To date, the Company and the EPA have not come to terms on a restructuring of the payments required by the agreement. In the event the EPA or Placer Mining declares a default under the terms of the agreement or the Amended Agreement, respectively, the Company could lose its right to purchase the Mine, which would have a material adverse impact on the business of the Company.

Mineral exploration and development is subject to extraordinary operating risks. The Company currently insures against these risks on a limited basis. In the event of a cave-in or similar occurrence, the Company’s liability may exceed its resources and insurance coverage, which would have an adverse impact on the Company.

Mineral exploration, development and production involve many risks. The Company’s operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if the Company discovers a mineral resource in commercially exploitable quantity, its operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which the Company cannot insure or against which the Company may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. As of the date hereof, the Company currently maintains commercial general liability insurance and umbrella liability insurance against these operating hazards, in connection with its exploration program. The payment of any liabilities that arise from any such occurrence that would not otherwise be covered under the current insurance policies would have a material adverse impact on the Company.

Risks Related to the Common Shares

There is no material market for the Company’s Common Shares in the United States

As of the date hereof, there is no material market in the United States for the Common Shares. The Common Shares traded in the Over-the-Counter Market in the United States prior to 2012. In October 2012, the SEC issued an order against the Company as a result of alleged improper trading activity by a then principal shareholder of the Company. As a result, all market marking activity in the United States ceased and to this date no market maker in the United States has been willing to file with the Financial Institutions Regulatory Authority (“FINRA”) the paperwork necessary to permit market making to take place. While the Company intends to pursue the establishment of a market in the United States, there can be no assurance that it will be successful in doing so. The Common Shares are traded on the CSE, although investors in the United States may find it more difficult to effect transactions on the CSE.

The Company’s Common Share price may be volatile and as a result investors could lose all or part of their investment.

In addition to volatility associated with equity securities in general, the value of an investor’s investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	disappointing results from the Company’s exploration efforts;
●	decline in demand for its Common Shares;
●	downward revisions in securities analysts’ estimates or changes in general market conditions;
●	technological innovations by competitors or in competing technologies;
●	investor perception of the Company’s industry or its prospects; and
●	general economic trends.

The Company’s Common Share price on the CSE has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, an investor may be unable to sell any Common Shares such investor acquires at a desired price.

Potential future sales under Rule 144 may depress the market price for the Company’s Common Shares.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of the Company’s currently issued and outstanding Common Shares held by existing shareholders, including officers and directors and other principal shareholders, are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of the Company’s Common Shares by its existing shareholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of its Common Shares in the over-the-counter market.

The Company’s Common Shares currently deemed a “penny stock”, which may make it more difficult for investors to sell their Common Shares.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per Common Share or an exercise price of less than $5.00 per Common Share, subject to certain exceptions. The Company’s s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, exclusive of their principal residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade its securities. The Company believes that the penny stock rules may discourage investor interest in and limit the marketability of its Common Shares.

The Company has never paid dividends on its Common Shares.

The Company has not paid dividends on its Common Shares to date, and it does not expect to pay dividends for the foreseeable future. The Company intends to retain its initial earnings, if any, to finance its operations. Any future dividends on Common Shares will depend upon the Company’s earnings, its then-existing financial requirements, and other factors, and will be at the discretion of the Board.

FINRA has adopted sales practice requirements, which may also limit an investor’s ability to buy and sell the Company’s Common Shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s Common Shares, which may limit an investor’s ability to buy and sell its stock and have an adverse effect on the market for the Common Shares.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of Common Shares if the Company issues additional employee/director/consultant options or if the Company sells additional Common Shares and/or warrants to finance its operations.

In order to further expand the Company’s operations and meet its objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the Mine. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of its exploration programs, the Company likely will also need to issue additional Common Shares to finance future acquisitions, growth, and/or additional exploration programs of any or all of its projects or to acquire additional properties. The Company will also in the future grant to some or all of its directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause the Company’s existing shareholders to experience dilution of their ownership interests.

If the Company issues additional Common Shares or decides to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of Common Shares depending on the price at which such securities are sold.

The issuance of additional shares of Common Shares may negatively impact the trading price of the Company’s securities.

The Company has issued Common Shares in the past and will continue to issue Common Shares to finance its activities in the future. In addition, newly issued or outstanding options, warrants, and broker warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares. Any such issuance of additional Common Shares would result in dilution to the Company’s shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the Common Shares.

The Company is subject to the continued listing criteria of the CSE, and its failure to satisfy these criteria may result in delisting of its Common Shares from the CSE.

The Company’s Common Shares are currently listed for trading on the CSE. In order to maintain the listing on the CSE or any other securities exchange the Company may trade on, the Company must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange’s opinion: its financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the Company sells or disposes of its principal operating assets or ceases to be an operating company; if the Company fails to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the CSE or any other exchange were to delist the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage, and/or an inability for the Company to obtain additional financing to fund its operations.

The Company faces risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, materially increase the Company’s legal and financial compliance costs and make certain activities more time-consuming and burdensome.

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

The Bunker Hill Mine

The Mine is one of the most well-known base metal and silver mines in American history. Initial discovery and development of the Mine property began in 1885, and from that time until the Mine closed in 1981 it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc, which represented 162Moz of silver, 3.16M lbs. of lead and 1.35M lbs. of zinc (Bunker Limited Partnership, 1985). Throughout the 95-year operating history of the mine, there were over 40 different orebodies discovered and mined, consisting of lead-silver-zinc mineralization. Although known for its significant lead and zinc production, 45-50% of the Net Smelter Value of its historical production came from its silver. The Company and Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

When the Mine first closed in 1981, it was estimated to still contain significant resources (Bunker Limited Partnership, 1985). The Mine and Smelter Complex were closed in 1981 when Gulf Resources was not able to continue to comply with new regulatory structures brought on by the passage of environmental statutes and as then enforced by the EPA. The Bunker Hill Lead Smelter, Electrolytic Zinc Plant and historic milling facilities were demolished about 25 years ago, and the area became part of the “National Priority List” for cleanup under EPA regulations, thereby pausing development of the Mine for over 30 years.

The cleanup of the old smelter, zinc plant, and associated sites has now been completed and the Mine is now poised for development and an eventual return to production. The Company has been in contact with government officials and other local stakeholders who have expressed strong support and cooperation for the Company in its efforts to return the mine to a productive, modern and sustainable mining asset.

Geology and Mineralization

Geology

The Coeur d’Alene Mining District is one of the most prolific mining districts in North America. It has been in constant production since its discovery in the 1880s, historically is the second largest silver-producing area in the world, and is one of the largest zinc and lead producers, as well. Over 100 mines historically have reached commercial production in the District, which currently hosts two major mines, the Lucky Friday/Gold Hunter owned by Hecla Mining Company, and the Galena Mine, owned by America’s Silver. A number of other mines including the Sunshine, the Crescent, and the Coeur Mine have the potential to be re-started should silver prices rise sufficiently to justify reactivation.

The geology of the Silver Valley district occurs within the Precambrian meta-sedimentary rocks of the Belt-Purcell Supergroup, a Middle Proterozoic sedimentary basin occurring primarily in western Montana, Idaho and Southeastern British Columbia. In the Coeur d’Alene region these comprise a 21,000’ thick sequence of clastic, (argillites, siltites, and quartzites) and carbonate sedimentary rocks.

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

The Bunker Hill deposit occurs within the Revett and St Regis formations of the Ravalli Group, with the quartzites and siltites of the Middle Revett formation dominating. Most significant, and the common host to the larger Bunker Hill ore bodies is the M2 Unit of the Middle Revett formation, which is the thickest and most continuous quartzite package in the formation.

The Mine area lies on the north limb of an anticline fold in these rocks, which establishes a west-northwest to northeast trend for bedding planes. With the axis of this anticline inclined southwesterly, the formations on the north limb dip steeply upright to the northwest or are overturned steeply to the south or southwest.

The structural features that dominate the broad framework in which the Mine is located are the Osburn Fault to the North, which has a right-lateral offset of several miles bringing the older Prichard formation rocks opposite the mine formations, the Alhambra Fault to the east, and the large Anticline to the west and south.

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

The individual deposits that form the Mine are numerous and relatively large with strike lengths up to 900 ft (274 m) with plunge lengths up to 3,000 ft (914 m) with many open at depth. Wall rock alteration associated with veining consists of changes in carbonate mineralogy plus sulfidation and silicification. Pyritization of wall rocks is locally strong. Bleached halos resulting from destruction of hematite by hydrothermal fluids are also characteristic. The mineralization is partly oxidized to a depth of approximately 1,800 ft (549 m). There are three distinct types of mineralization at the Mine:

●	The NW trending Bluebird mineral zones are zinc rich and consist of sphalerite in excess of galena with variable amount of pyrite in a gangue of greyish quartz and minor siderite. This mineralized material is commonly localized in smaller parasitic folds, broken by reverse shears (Meyer, 1982).
●	The Jersey type mineral bodies consist principally of veins containing galena with lesser amounts of sphalerite, chalcopyrite and tetrahedrite (Meyer, 1981). These NE to N trending veins are referred to as “link” veins as they extend between the NW trending Cate and Dull faults, or other faults in the mine. Gangue minerals are primarily white quartz with lesser siderite.
●	“Hybrid” mineral bodies comprise the third type and are associated with zones of brecciation located at the junctions of major faults. These are multi-stage systems where “Bluebird” type fracture zones were reopened and brecciated prior to flooding by galena from the newly opened “link” veins. The galena penetrated and partially replaced the previous minerals and filled remaining open spaces (Meyer, 1981).

Many of the deposits, and especially those of the Bluebird system, may have originally comprised a parallel set of only four or five persistent fracture sets. However, extremely complex post-mineralization shearing has segmented and displaced the deposits.

Mine and Mill Operations

Starting with the original Bunker Hill and Sullivan claims, the Mine eventually encompassed 620 patented mining claims totaling 6,200 acres. From the discovery cuts some 3600 feet above sea level, over 20 major ore zones were mined to nearly 1600 feet below sea level, a vertical distance of about one mile.

Four major mining methods were historically employed in the Mine. The oldest is square set or cut and fill. These methods employ support of the stope where the vein is mined with sets of timbers and/or rock bolts, and then sand-fill is pumped from the surface as the mining activity moves to a higher elevation. The broken ore was scraped into chutes by compressed air powered slushers and dropped into ore pockets on the level below.

The second method called shrink stoping is similar to the above, but no ground support is required. Instead, the broken ore is used as both ground support and a mining floor and the full mining cut is completed prior to withdrawing the ore from the stope. Air powered slushers or compressed air operated mucking machines on rubber tires were historically used.

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

Blasthole stoping, cut and fill, and shrinkage stoping methods are likely to be employed in the re-start of the Mine. The main improvement and productivity gain over historic operations will be the widespread use of rubber-tired equipment, which will be used for mucking and transport of the broken mineralized material. The upper part of the Mine is largely already developed with ramps, which will be used by the Company for rubber-tired access. Most of these ramps were completed by the Bunker Hill Company and ramp expansion also occurred during the BLP mine reopening.

Company engineers have already inspected many portions of the ramp system in the upper part of the Mine and the ramps are generally in very good shape and will only require minor repair and clean-up.

Historically, the Mine ore was milled in the milling facility located approximately 2,000 yards from the main Kellogg Tunnel portal and the concentrate was treated at the nearby smelting and refining complex, which was located approximately one mile to the west of the mill. The milling facility and smelting complex have all been razed and remediation of these sites has been largely completed.

An existing water treatment plant, the CTP, which was originally built by the Bunker Hill Company remains in operation and is operated by the EPA through a local contractor. This plant has received numerous upgrades and capacity improvements in the last twenty-five years. All mine water which is discharged from the Mine has been treated by the EPA during the ownership of the mine by Placer Mining.

Index of Geologic and Mining Terms

TERM	DEFINITION
Argillite	A fine-grained sedimentary rock composed predominantly of indurated muds and oozes.
Breccia	A rock composed of broken fragments of minerals or rock cemented together by a fine-grained matrix, which can be either similar to or different from the composition of the fragments.
Chalcopyrite	A major ore mineral containing copper, iron, and sulfur.
Cretaceous	A geologic period from 145 to 65 million years ago.
Dikes	A type of sheet intrusion referring to any geologic body that cuts discordantly across rock structures.
Galena	The natural mineral form of lead sulfide.
Hydrothermal	Relating to or produced by hot water, especially water heated underground by the Earth’s internal heat.
Mineral	A mineral is a naturally occurring solid chemical substance having characteristic chemical composition, highly ordered atomic structure, and specific
Mineralization	The act or process of mineralizing.
Ore	Mineralized material that can be mined and processed at a positive cash flow.
Oxidized	A process whereby the sulfur in a mineral has been removed and replaced by oxygen.
Pyrite	A very common sulfide mineral consisting of iron and sulfur found in a wide variety of geological occurrences. Commonly known as “Fools Gold”
Quartzite	A hard metamorphic rock which was originally sandstone
Silicification	A hydrothermal or metamorphic process involving the introduction of, alteration to, or replacement by silica.
Sphalerite	A mineral containing zinc and sulfur.
Sulfides	Sulfide minerals are a class of minerals containing sulfur with sulfide (S2−) as the major anion.
Tetrahedrite	A sulfosalt mineral containing copper, antimony, and sulfur.

Completed Work and Future Development Plans

Mineral Resources and Exploration

Concurrent with the digitization work, and since March 2020, the Company has been working systematically to bring a number of mineralized zones into accordance with NI 43-101 through drilling and channel sampling of the open stopes. This work focused upon the mineralization that is closest to the existing infrastructure and above the current water-level.

In doing so, the Company’s first objective was to validate in accordance with NI 43-101 standards up to 9 million tons of primarily zinc ore contained within the UTZ, Quill and Newgard Ore Bodies. This was conducted between April and July 2020, and involved over 9,000 feet of drilling from Underground and extensive sampling from the many open stopes above the water-level. These zones could provide the majority of the early feed if the Company were to achieve a re-start of the Mine.

On September 28, 2020, the Company announced its maiden mineral resources estimate consisting of a total of 8.9 million tons in the Inferred category, containing 11 million ounces of silver, 880 million pounds of zinc, and 410 million pounds of lead, which represented the result of the Company’s extensive drilling and sampling efforts conducted between April and July 2020.

Following the program as described above, through February 2021 the Company conducted approximately 10,000 feet of additional drilling, primarily focused on expanding and upgrading its maiden mineral resources estimate in support of its intention to target a rapid re-start of the Mine, as announced on November 12, 2020.

On March 19, 2021, the Company announced an updated mineral resources estimate consisting of a total of 4.4 million tons in the Indicated category, containing 3.0 million ounces of silver, 487 million pounds of zinc, and 176 million pounds of lead; and a total of 5.6 million tons in the Inferred category, containing 8.3 million ounces of silver, 548 million pounds of zinc, and 312 million pounds of lead.

Further details regarding the Company’s mineral resources as noted above, including estimation methodologies, can be found in the news releases dated September 28, 2020, and March 19, 2021 on EDGAR, SEDAR and the Company’s website www.bunkerhillmining.com.

It should be noted that mineral resources as stated above, including those delineated in the Inferred, Measured and Indicated categories, are not mineral reserves as defined by SEC guidelines, and do now show demonstrated economic viability. Due to the uncertainty that may be attached to Inferred mineral resources, it cannot be assumed that all or any part of an Inferred mineral resource will be upgraded to an Indicated or Measured mineral resource as a result of continued exploration.

The Company currently anticipates that its 2021 drilling program will comprise approximately 32,000 feet to 39,000 feet of drilling in total. Exploration activities will focus on high-grade lead-silver mineralization targets, in the upper levels of the mine and identified by the data review and digitization process.

Consistent with that strategy, on March 19, 2021, the Company announced the identification of a new silver exploration opportunity in the hanging wall of the Cate Fault which it intends to include in its ongoing drilling campaign.

On March 29, 2021, the Company announced multiple high-grade silver mineralization results through chip-channel sampling of newly accessible areas of the Mine identified through the Company’s proprietary 3D digitization program, and as part of its ongoing silver-focused drilling program. An area was identified on the 9-level that resulted in ten separate chip samples greater than 900 g/t AgEq(1), each with minimum 0.6m length. Mineralization remains open up dip, down dip and along strike from the sampling location. The Company also reported drill results including a 3.8m intercept with a grade of 996.6 g/t AgEq(1), intersected at the down-dip extension of the UTZ zone at the 5-level. The Company will continue to report mineralized drill intercepts concurrent with its ongoing exploration program that is currently envisaged to comprise 10,000 to 12,000 feet in 2021.

(1)	Prices used to calculate Ag Eq are as follows: Zn=$1.16/lb; Pb=$0.92/lb; and Ag=$20/oz.

Water Management Optimization

The EPA currently provides mine water treatment services for the Mine to ensure compliance with existing discharge standards. This is done via its management of the EPA’s CTP, located adjacent and downstream to the Mine. Although it also treats other contaminated water collected from other sources in the vicinity, with respect to its service to the Mine, this facility treats all the water that exits the Kellogg Tunnel before it is discharged into the South Fork of the Coeur D’Alene River.

In September 2020, the Company began its water management program with the goal of improving the understanding of the Mine’s water system and enacting immediate improvement in the water quality of effluent leaving the mine for treatment at the CTP. Informed by historical research provided by the EPA, the Company initiated a study of the water system of the mine to: i) identify of the areas where AMD is generated in the greatest and most concentrated quantities, and ii) understand the general flow paths of AMD on its way through and out of the mine as it travels to the CTP.

Leveraging its improved understanding through this study, on February 11, 2021, the Company announced the successful commissioning of a water pre-treatment plant located within the Mine, designed to significantly improve the quality of Mine water discharge water which in turn would support a rapid re-start of the Mine. Specifically, the water pre-treatment plant achieves this goal by reducing significantly the amount of treatment required at the CTP, and the associated costs, before the Mine water is discharged into the south fork of the Coeur D’Alene River, removing over 70% of the metals from water before it leaves the Mine, with the potential for further improvements.

In an effort to improve transparency to all stakeholders with regard to the results of this system, the Company launched a water quality tracking platform on its website on March 15, 2021, which uploads real-time data every five minutes and provides an interactive database to allow detailed historical analysis.

Infrastructure Review

The Mine main level is termed the nine level and is the largest level in the Mine. It is connected to the surface by the approximately 12,000 foot-long Kellogg Tunnel. Three major inclined shafts with associated hoists and hoistrooms are located on the nine level. These are the No. 1 shaft, which is used for primary muck hoisting in the main part of the Mine; the No. 2 shaft, which is a primary shaft for men and materials in the main part of the Mine; and the No. 3 Shaft, which is used for personnel, materials and muck hoisting for development in the northwest part of the Mine.

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

The Kellogg Tunnel will be used as a tracked rail haulage tunnel for supply of personnel and materials into the Mine and for haulage of mined material out of the Mine. Historically, the Kellogg Tunnel was used in this manner when the Mine was producing upwards of 3,000 tons per day of mined material. The Company has inspected the Kellogg Tunnel for its entire length and has determined that significant timbered sections of the tunnel will need extensive repairs. These are areas that intersect various faults passing through the Kellogg Tunnel at normal to oblique angles and create unstable ground.

The Company has determined that all of the track, as well as spikes, plates and ties holding the track will need to be replaced, and has started that process in support of the on-going exploration program. Additionally, the water ditch that runs parallel to the track will need to be thoroughly cleaned out and new timber supports and boards that keep the water contained in its path will need to be installed. All new water lines, compressed air lines and electric power feeds will also need to be installed. The total cost estimate for this Kellogg Tunnel work is still in process as of the date hereof, but the time estimate for these repairs is approximately twelve months.

Development of Re-start Options

On November 12, 2020, the Company announced the launch of a PEA to assess the potential for a rapid re-start of the Mine for minimal capital by focusing on the de-watered upper areas of the Mine, utilizing existing infrastructure, and based on truck haulage and toll milling methods.

On January 26, 2021, the Company reported continued progress towards completing the previously announced PEA. While engineering work, trade-off studies and economic analysis remain to be completed, the PEA is expected to contemplate a re-start with the following parameters:

Low up-front capital costs through utilization of existing infrastructure, potentially enabling rapid production re-start

MineTech is conducting a comprehensive review of existing infrastructure in the context of preliminary engineering designs and costing for re-start capital, including areas of rehabilitation, electrical infrastructure, utility reticulation, ventilation, and material haulage. In addition, a review of the existing hoisting and shaft infrastructure is underway to engineer and evaluate options to access lower areas of the Mine. Preliminary results indicate the potential for low up-front capital costs underpinned by: i) minimal development and rehabilitation work required to access initial stopes; ii) utilization of existing underground and surface infrastructure; iii) no de-watering requirement to commence re-start; iv) no requirement for above-ground tailings storage capacity; and v) no requirement for purchase of mobile equipment given the use of contract mining. Lastly, opportunity exists to offset initial capital costs during the re-start period with revenue from toll mining.

Given the presence of extensive existing infrastructure, the fully permitted status of the Mine, and the above approach to the re-start, a potential re-start timeframe of less than two years is currently being contemplated.

Staged approach to mining, potentially supporting a long-life operation

Mine planning is advancing within the framework of three distinct stages to exploit the majority of the resource. Stage 1 will contemplate mining to the 11 level to exploit shallow resources located above the current water table. In Stage 2, higher-grade zinc resources extending to the 16 level could be accessed either through the existing shaft system, or alternatively through the construction of a new decline. Incremental investment in capital required for Stage 2 is contemplated to be financed from cash flow generated in Stage 1. A final Stage 3 will contemplate mining to the 23 level, facilitated through either shaft or ramp access.

Underground processing and tailings deposition with potential for high recovery rates

Consistent with the Company’s objective of developing a sustainable operation with a low environmental footprint, the PEA will contemplate construction of an underground processing facility with a design capacity of approximately 1,500 tons per day. The majority of tailings generated from ore processing will be utilized for geotechnical paste back-fill, with the remaining material to be thickened and deposited in historic mine voids. As a result, the PEA will contemplate minimal surface disturbance and no requirement for above-ground tailings capacity. Resource Development Inc. has been engaged to design and conduct a metallurgical testing program, with assay results being incorporated into the geological and metallurgical models as received. Historical production has shown high recoverability of silver and base metals with approximately 87% silver recovery, 92% lead recovery and 93% zinc recovery. The ongoing metallurgical test program is designed to update and confirm these recoveries, and is expected to confirm extensive historical metallurgical data.

Development of a sustainable operation with minimal environmental footprint

The preservation and enhancement of the water quality of the Coeur d’Alene lake is integral to the PEA and is fundamental to management’s vision and strategy. As such, the Company’s underground pre-treatment facility is near completion, and has demonstrated the potential for removal of more than seventy percent of metal from effluent before it leaves the Mine. Implementation of a successful long-term water management strategy will be contemplated in the PEA, consistent with the Company’s ongoing achievements. In addition, as outlined, utilization of underground processing and tailings deposition further contributes to minimizing the operation’s environmental footprint and surface disturbance activities.

The Company currently plans to proceed with a PFS later in 2021 to further assess a rapid re-start of the Mine. If the PFS demonstrates the potential for a rapid production re-start, the Company intends to approach capital markets participants to obtain sufficient financing to do so.

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

ITEM 4. MINE SAFETY DISCLOSURES.

The enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the SEC certain specified disclosures regarding the Company’s history of mine safety. The Company currently does not operate any mines and, as such, is not subject to disclosure requirements regarding mine safety that were imposed by the Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are traded on Canadian Securities Exchange under the symbol “BNKR.”

Stockholders

As of March 31, 2021, there were approximately 110 stockholders of record of our common shares and, according to our estimates, approximately 500 beneficial owners of our common shares.

Unregistered Sales of Securities

All unregistered sales of securities have been previously reported on Form 8-K

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements”, which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects “and the like often identify such forward looking statements, but are not the only indication that a statement is a FORWARD-LOOKING statement. Such forward looking statements include statements concerning THE COMPANY’S plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company’s other filings with the Sec. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Background and Overview

On August 28, 2017, the Company announced that it signed the Lease and Option Agreement for the lease and option to purchase the Mine in Idaho. The Lease and Option Agreement is between the Company and Placer Mining, the current owner of the Mine.

Highlights of the Agreement are as follows:

●	Effective date: November 1, 2017;
●	Initial lease term: 24 months;
●	The Company shall pay Placer Mining US$100,000 monthly mining lease payments, which shall be paid quarterly;
●	The lease can be extended for another 12 months at any time by the Company by paying Placer Mining a US$600,000 bonus payment and by continuing to pay the monthly US$100,000 lease payments;
●	The option to purchase is exercisable at the Company’s discretion; and
●	Purchase by the Company can be made at any time during lease period and any extension thereto.

On October 2, 2018, the Company announced that it was in default of the Lease and Option Agreement. The default arose as a result of missed lease and operating cost payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Lease and Option Agreement, the Company had 15 days, from the date the notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While management worked with urgency to resolve this matter, management was ultimately unsuccessful in remedying the default, resulting in the Lease and Option Agreement being terminated.

On November 13, 2018, the Company announced that it was successful in renewing the Lease and Option Agreement, effectively with the original Lease and Option Agreement intact, except that monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month added to the purchase price of the Mine should the Company choose to exercise its option.

On November 1, 2019, the Amended Agreement became effective. The key terms of the Amended Agreement are as follows:

●	The lease period was extended for an additional period of nine months to August 1, 2020, with the option to extend for a further 6 months based upon payment of a one-time $60,000 extension fee;
●	The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase; and
●	The purchase price is set at $11,000,000 for 100% of the marketable assets of the Mine to be paid with $6,200,000 in cash, and $4,800,000 in Common Shares. The purchase price also includes the negotiable EPA costs of $20,000,000. The Amended Agreement provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the amended agreement, the Company paid a one time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option. In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

On November 20, 2020, the Company signed a further amendment to the Amended Agreement. Under the terms of the amendment:

●	The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase;
●	The purchase price was reduced to $7,700,000, with $5,700,000 in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in Common Shares. The reference price for the payment in Common Shares will be based on the Common Share price of the Company’s last equity raise before the option is exercised;
●	The Company’s contingent obligation to settle $1,787,300 of accrued payments due to Placer Mining has been waived; and
●	The Company is to make an advance payment of $2,000,000 (paid) to Placer Mining, which shall be credited toward the purchase price if and when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. This payment had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the six-month period ended December 31, 2020, as compared to the six-month period ended December 31, 2019, and the fiscal year ended June 30, 2020, as compared to the fiscal year ended June 30, 2019. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the six months ended December 31, 2020 and December 31, 2019

Revenue

During the six months ended December 31, 2020 and December 31, 2019, the Company generated no revenue.

Expenses

During the six months ended December 31, 2020, the Company reported total operating expenses of $9,454,396 as compared to $5,841,502 during the six months ended December 31, 2019, an increase of $3,612,894 or approximately 62%.

The increase in total operating expenses is primarily due to an increase in exploration expense by $3,111,538 ($8,379,845 in 2020 compared to $5,268,307 in 2019) due to increased exploration activities in 2020 compared to the previous six months. The same is true for increases in operating and administration (increased by $1,387,773 to $1,681,093 in 2020 compared to $293,320 in 2019), legal and accounting (increased by $441,131 to $523,106 in 2020 compared to $81,975 in 2019), and consulting (increased by $459,752 to $657,652 in 2020 compared to $197,900 in 2019) due to increased corporate activities this year compared to last year.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the statement of operations.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $2,164,454 for the six months ended December 31, 2020, as compared to a net loss and comprehensive loss of $17,740,813 for the six months ended December 31, 2019, a decrease of $15,576,539 or approximately 88%. The decrease in net loss and comprehensive loss was due to a gain related to the valuation of derivative liabilities in the six months ended December 31, 2020, relative to a loss in the six months ended December 31, 2019. It was partially offset by an increase in operating expenses as outlined above, financing costs, loss on debt settlement and share issuance costs.

Gain related to change in derivative liability increased by $21,133,060 (gain of $10,503,941 in the six months ended December 31, 2020 compared to loss of $10,629,119 in the six months ended December 31, 2019) as the fair value of the Company’s outstanding warrants decreased mainly due to a decrease in the Company’s share price (C$0.52 per Common Share as at December 31, 2020 compared to C$1.00 per Common Share as at June 30, 2020).

Comparison of the fiscal years ended June 30, 2020 and June 30, 2019

Revenue

During the fiscal years ended June 30, 2020 and June 30, 2019, the Company generated no revenue.

Expenses

During the fiscal year ended June 30, 2020, the Company reported total operating expenses of $10,793,823 as compared to $8,113,926 during the fiscal year ended June 30, 2019, an increase of $2,679,897 or approximately 33%.

The increase in total operating expenses is primarily due to an increase in exploration expense by $2,228,698 ($8,645,431 in 2020 compared to $6,416,733 in 2019) resulting from increased exploration activities in 2020 compared to the previous year. The same is true for increases in operating and administration (increased by $137,833 to $1,327,059 in 2020 compared to $1,189,226 in 2019), legal and accounting (increased by $27,212 to $268,181 in 2020 compared to $240,969 in 2019), and consulting (increased by $286,154 to $553,152 in 2020 compared to $266,998 in 2019) due to increased corporate activities this year compared to last year.

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

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $31,321,791 for the fiscal year ended June 30, 2020, as compared to a net loss and comprehensive loss of $8,453,250 for the fiscal year ended June 30, 2019, an increase of $22,879,471 or approximately 271%. The increase in net loss and comprehensive loss was due to an increase in operating expenses as outlined above, change in derivative liabilities, and loss on debt settlement. It was partially offset by a decrease in accretion expense, interest expense, and loss on loan extinguishment.

Loss related to change in derivative liability increased by $20,736,435 (loss of $18,843,947 in 2020 compared to gain of $1,892,488 in 2019) as the fair values of the Company’s outstanding warrants increased mainly due to an increase in the Company’s share price (C$1.00 per Common Share as at June 30, 2020 compared to C$0.06 as at June 30, 2019).

Liquidity and Capital Resources

The Company does not have sufficient working capital needed to meet its current fiscal obligations when including commitments associated with the acquisition on the Mine. In order to continue to meet its fiscal obligations in the current fiscal year and beyond the next twelve months, the Company must seek additional financing. Management is considering various financing alternatives, specifically raising capital through the equity markets and debt financing.

On June 13, 2018, the Company entered into a loan and warrant agreement with Hummingbird, an arm’s length investor, for an unsecured convertible loan in the aggregate sum of $1,500,000, bearing interest at 10% per annum, maturing in one year. Contemporaneously, the Company agreed to issue 229,464 share purchase warrants, entitling the lender to acquire 229,464 Common Shares of the Company, at a price of C$8.50 per Common Share, for two years. Under the terms of the loan agreement, the lender may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into Common Shares of the Company at a price of C$8.50 per Common Share. In the event that a notice of conversion would result in the lender holding 10% or more of the Company’s issued and outstanding shares, then, in the alternative, and under certain circumstances, the Company would be required to pay cash to the lender in an amount equal to C$8.50 multiplied by the number of shares intended to be issued upon conversion. Further, in the event that the lender holds more than 5% of the issued and outstanding shares of the Company subsequent to the exercise of any of its convertible securities held under this placement, it shall have the right to appoint one director to the board of the Company. Lastly, among other things, the loan agreement further provides that for as long as any amount is outstanding under the convertible loan, the investor retains a right of first refusal on any Company financing or joint venture/strategic partnership/disposal of assets.

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2,000,000 from its original $1,500,000 million loan, net of $45,824 of debt issue costs. Under the terms of the amended and restated loan agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into Common Shares of the Company as follows: i) $1,500,000, being the original principal amount (the “Principal Amount”), may be converted at a price of C$8.50 per Common Share; ii) 229,464 Common Shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; iii) $500,000, being the additional principal amount (the “Additional Amount”), may be converted at a price of C$4.50 per Common Share; and iv) 116,714 Common Shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire Common Shares in excess of 9.999% through the conversion of the Principal Amount or the Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the Common Shares exercised in excess of 9.999%, multiplied by the conversion price.

In August 2018, the Company closed a private placement, issuing 160,408 Units to Gemstone 102 Ltd. (“Gemstone”) at a price of C$4.50 per Unit, for gross proceeds of C$721,834 ($549,333) and incurring financing costs of $25,750. Each Unit entitles Gemstone to acquire one Common Share (“Unit Share”) and one Common Share purchase warrant (“Unit Warrant”), with each Unit Warrant entitling Gemstone to acquire one Common Share of the Company at a price of C$4.50 per Common Share for a period of three years. Prior to the issuance of the Units, Gemstone held 400,000 Common Shares of the Company and 200,000 warrants (“Prior Warrants”) exercisable at a price of C$20.00 per Common Share. Immediately prior to closing, the Prior Warrants were early terminated by mutual agreement of the Company and Gemstone. Upon issuance of the 160,408 Units to Gemstone, Gemstone beneficially owns or exercises control or direction over 560,408 Common Shares of the Company. Assuming exercise of the Unit Warrants, Gemstone would hold 720,816 of the outstanding Common Shares of the Company. Gemstone’s participation in the Offering constitutes a “related party transaction” under MI 61-101.

Given the urgent need to secure financing to meet certain new lease obligations, the Company’s Board approved an equity private placement of Units to be sold at C$0.75 per Unit with each Unit consisting of one Common Share and one Common Share purchase warrant. On November 28, 2018, the Company closed on a total of 645,866 Units for gross proceeds of C$484,400 ($365,341) and incurring financing costs of $10,062, with each purchase warrant exercisable into a Common Share at C$1.00 per Common Share for a period of thirty-six months.

In March 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020.

On June 27, 2019, the Company closed the first tranche (the “June 2019 First Tranche”) of a non-brokered private placement, issuing 11,660,000 Units (the “June 2019 Units”) at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640. Each June 2019 Unit consists of one Common Share of the Company and one Common Share purchase warrant (“June 2019 Warrant”). Each whole June 2019 Warrant entitles the holder to acquire one Common Share at a price of C$0.25 per Common Share for a period of two years. As a part of the June 2019 First Tranche, Hummingbird acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility.

On August 1, 2019, the Company closed the second and final tranche of a non-brokered private placement, issuing 6,042,954 Units (the “August 2019 Units”) at C$0.05 per August 2019 Unit for gross proceeds of C$302,148 ($228,202) and incurring financing costs of $36,468. Each August 2019 Unit consists of one Common Share of the Company and one Common Share purchase warrant, which entitles the holder to acquire one Common Share at a price of C$0.25 per Common Share for a period of two years. The Company also issued 16,962,846 August 2019 Units to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the Common Shares issued.

On August 23, 2019, the Company closed the first tranche of a non-brokered private placement, issuing 27,966,002 Common Shares of the Company at C$0.05 per Common Share for gross proceeds of C$1,398,300 ($1,049,974) and incurring financing costs of $28,847. The Company also issued 2,033,998 Common Shares to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the Common Shares issued.

On August 30, 2019, the Company closed the second and final tranche of a non-brokered private placement, issuing 1,000,000 Common Shares at C$0.05 per Common Share for gross proceeds of C$50,000 ($37,550).

On November 13, 2019, the Company issued a promissory note (“Samper Note”) in the amount of $300,000. The Samper Note is unsecured, bears interest of 1% monthly, and is due on demand after 90 days from issuance. In consideration for the loan, the Company issued 400,000 Common Share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one Common Share of the Company at a price of C$0.80 per Common Share for a period of two years.

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 Common Shares of the Company at C$0.56 per Common Share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $95,763 and 239,284 broker warrants. Each broker warrant entitles the holder to acquire one Common Share at a price of C$0.70 per Common Share for a period of two years. The Company also issued 696,428 Common Shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility.

On April 24, 2020, the Company extended the maturity date of the Samper Note to August 1, 2020. In consideration, the Company issued 400,000 Common Share purchase warrants to the lender at an exercise price of C$0.50. The warrants expire on November 13, 2021.

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,143 Common Shares of the Company at C$0.56 per Common Share for gross proceeds of C$60,000 ($44,671).

On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000). The note bears no interest is due on demand after 90 days after the issue date. Subsequent to June 30, 2020, C$288,000 was settled by Common Shares and the remaining balance was repaid in full.

On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000). The note bears no interest and is due on demand after 90 days after the issue date. The promissory note was settled in full subsequent to June 30, 2020.

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

On August 14, 2020, the Company closed the first tranche of the August 2020 Offering, issuing 35,212,142 August 2020 Units of the Company at C$0.35 per August 2020 Unit for gross proceeds of $9,301,321 (C$12,324,250). Each August 2020 Unit consisted of one Common Share of the Company and one August 2020 Warrant, which entitles the holder to acquire a Common Share of the Company at C$0.50 per Common Share of the Company until August 31, 2023. In connection with the first tranche, the Company incurred financing costs of $709,016 (C$829,719) and issued 2,112,729 August 2020 Compensation Options. Each August 2020 Compensation Option is exercisable into one August 2020 Unit at an exercise price of C$0.35 until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of $5,510,736 (C$7,303,202). In connection with the second tranche, the Company incurred financing costs of $238,140 (C$314,512) and issued 1,127,178 August 2020 Compensation Options.

The Company also issued 2,205,714 August 2020 Units to settle $170,093 of accounts payable, $55,676 of accrued liabilities, $28,300 of interest payable, and $331,046 of promissory notes payable at a deemed price of $0.67 based on the fair value of the units issued. As a result, the Company recorded a loss on debt settlement of $899,237.

On October 9, 2020, the Company issued 5,572,980 Common Shares at a deemed price of C$0.50 based on the fair value of the Common Shares issued to settle $1,600,000 of convertible loan payable and $500,000 of interest payable. As a result, the Company recorded a gain on debt settlement of $23,376.

On February 24, 2021, the Company closed a non-brokered private placement of 19,994,080 units of the Company at C$0.40 per unit for gross proceeds of C$7,997,632. Each unit consists of one Common Share of the Company and one Common Share purchase warrant, which entitles the holder to acquire one Common Share at a price of C$0.60 per Common Share for a period of five years. In connection with the financing, the Company paid a cash commission of C$140,400 and issued 351,000 finder options, which are exercisable into units at an exercise price of C$0.40 for a period of three years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under MI 61-101.

The Company has accounted for the warrants issued through units issuance in accordance with ASC Topic 815. These warrants issued through units issuance are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the interim condensed consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

Current Assets and Total Assets

As of December 31, 2020, the Company’s balance sheet reflects that the Company had: i) total current assets of $4,045,618, compared to total current assets of $243,379 at June 30, 2020 – an increase of $3,802,239 or approximately 1562%; and ii) total assets of $6,709,016, compared to total assets of $732,884 at June 30, 2020 – an increase of $5,976,132 or approximately 815%. The increase in current assets was due to the increase in cash and cash equivalents and the advance payment of $2,000,000 paid to Placer Mining.

As of June 30, 2020, the Company’s balance sheet reflects that the Company had: i) total current assets of $243,379, compared to total current assets of $106,100 at June 30, 2019 – an increase of $137,279 or approximately 129%; and ii) total assets of $732,884, compared to total assets of $227,090 at June 30, 2019 – an increase of $505,794 or approximately 223%. The increase in current assets was due to the increase in accounts receivable and prepaid expenses.

Total Current Liabilities and Liabilities

As of December 31, 2020, the Company’s balance sheet reflects that the Company had total current liabilities of $14,178,553 and total liabilities of $38,246,613, compared to total current liabilities of $15,098,294 and total liabilities of $33,974,803 at June 30, 2020. The decrease in the current liabilities are reflective of decreased in accounts payable, interest payable, convertible loan payable and promissory notes payable, offset by an increase in accrued liabilities due to increased EPA accruals and deferred share units (“DSUs”) liability. The increase in total liabilities is reflective of an increase in changes in derivative warrant liability.

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

Cash Flow

During the six months ended December 31, 2020, cash was primarily used to fund activities at the Mine operations. The Company reported a net increase in cash during the six months ended December 31, 2020 as a result of an increase in cash provided by financing activities due to the financing in August 2020, offset by cash flows used in operating and investing activities.

During the fiscal year ended June 30, 2020 cash was primarily used to fund activities at the Mine operations. The Company reported a net increase in cash during the fiscal years ended June 30, 2020 as a result of the proceeds of financing activities, offset by cash used in operating and investing activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BUNKER HILL MINING CORP

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2020

AND YEARS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN UNITED STATES DOLLARS)

BUNKER HILL MINING CORP.

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2020 AND

YEARS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN UNITED STATES DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as at December 31, 2020 and June 30, 2020, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in shareholders’ deficiency for the six-month period ended December 31, 2020 and for the years ended June 30, 2020 and June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2020 and June 30, 2020, and the results of its consolidated operations and its consolidated cash flows for the six-month period ended December 31, 2020 and for the years ended June 30, 2020 and June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern – See also Critical Audit Matter section below

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description	Audit Response

Going Concern – see also Material Uncertainty Related to Going Concern above

As described in Note 1 of the consolidated financial statements, the Company has been incurring losses and does not have sufficient working capital needed to meet its current obligations and commitments. In order to continue as a going concern, the Company must seek additional financing.

Significant assumptions and judgements on cash flow projections were made by management in estimating future cash flows, which are subject to high degree of uncertainty.

Refer to Note 1 Nature and Continuance of Operations and Going Concern.

We responded to this matter by performing audit procedures in relation to the assessment of the ability of the Company to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

·       Evaluated the impact of the Company’s existing financial arrangements and conditions in relation to the ability to continue as a going concern.

·       Obtained an understanding from management on the Company’s future plans on the operations including financing arrangements.

·       Evaluated the assumptions and estimates on cashflow projections used in the forecast incorporating information established from our understanding above and any materialized arrangements subsequent to the period end.

·      Assessed the appropriateness of the related disclosures.

Completeness of Accounts Payables and Accrued Liabilities

The Company had significant exploration expenditures during the six-month period ended December 31, 2020.

Invoices and reconciliation from vendors are not received on timely basis. Estimates may be required to accrue for liabilities.

In addition, the Company is in negotiation with the Environmental Protection Agency ("EPA") on fees charged in the past that the Company disputed due to lack of support provided by EPA.

Due to the uncertainty of completeness of accounts payable and accrued liabilities we consider this to be a critical audit matter.

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions and Note 7 Mining Interests.

We responded to this matter by performing audit procedures in relation to completeness of accounts payable and accrued liabilities. Our audit work in relation to this included, but was not restricted to, the following:

·       Obtained an understanding from management of the Company’s significant vendors. Obtained confirmations from these vendors of payables outstanding at year end and reconciled any discrepancies from these confirmations.

·          Examined selective invoices and payments of expenditures subsequent to the period end to determine if they pertain to current year expenditures.

·       Obtained management’s assessment and estimates of accounts payable and accruals and assessed the reasonableness of assumptions made in determining the accruals, including additional fees that may be charged by the EPA.

·       Obtained correspondences related to the EPA status of negotiations and assessed the reasonableness of the payable recorded.

·      Assessed the appropriateness of the related disclosures.

Critical Audit Matter Description	Audit Response

Derivative Liability

The Company had a warrant derivative liability of $24,006,236 as at December 31, 2020 which was required to be fair value at each period end.

The calculation of the fair value of the warrant liability requires management to use an appropriate valuation model and assumptions on volatility rate and life of the warrants as inputs into the model.

Due to the estimates and assumptions involved in the determination of fair value we consider this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies - Use of Estimates and Assumptions, Note 9 Promissory Notes Payable and Note 11 Capital Stock, Warrants and Stock Options.

We responded to this matter by performing audit procedures in relation to the derivative liability. Our audit work in relation to this included, but was not restricted to, the following:

·       Obtained evidence of the issuance including financing documents, warrant certificates and the terms of the warrants.

·       Assessed the mathematical accuracy of management's valuation models and assessed the appropriateness of the assumptions, including volatility rate and life of the warrants, used in the models.

Assessed the appropriateness of the related disclosures.

Chartered Professional Accountants Licensed Public Accountants
We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 31, 2021

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	As at	As at
	December 31,	June 30,
	2020	2020

ASSETS

Current assets
Cash and cash equivalents	$3,568,661	$61,973
Accounts receivable	100,032	78,692
Prepaid expenses	376,925	102,714
Total current assets	4,045,618	243,379

Non-current assets
Equipment (note 4)	435,727	207,810
Right-of-use assets (note 5)	158,731	212,755
Long term deposit (note 6)	2,068,939	68,939
Mining interests (note 6)	1	1
Total assets	$6,709,016	$732,884

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 15)	$2,392,761	$4,389,964
Accrued liabilities (notes 6 and 13)	10,560,884	7,216,114
DSU liability (note 12)	1,110,125	549,664
Interest payable (notes 7 and 8)	-	403,933
Convertible loan payable (note 7)	-	1,600,000
Promissory notes payable (note 8)	-	836,592
Current portion of lease liability (note 9)	114,783	102,027
Total current liabilities	14,178,553	15,098,294

Non-current liabilities
Lease liability (note 9)	61,824	112,712
Derivative warrant liability (notes 8 and 10)	24,006,236	18,763,797
Total liabilities	38,246,613	33,974,803

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 143,117,068 and 79,259,940 common shares issued and outstanding, respectively (note 10)	143	79
Additional paid-in-capital (note 10)	34,551,133	30,133,058
Shares to be issued	-	549,363
Deficit accumulated during the exploration stage	(66,088,873)	(63,924,419)
Total shareholders’ deficiency	(31,537,597)	(33,241,919)
Total shareholders’ deficiency and liabilities	$6,709,016	$732,884

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

	Six Months	Year	Year
	Ended	Ended	Ended
	December 31,	June 30,	June 30,
	2020	2020	2019

Operating expenses
Operation and administration (notes 10, 11 and 12)	$1,681,093	$1,327,059	$1,189,226
Exploration	8,379,845	8,645,431	6,416,733
Legal and accounting	523,106	268,181	240,969
Consulting (note 15)	657,652	553,152	266,998
Gain on settlement of accounts payable (note 6)	(1,787,300)	-	-
Loss from operations	(9,454,396)	(10,793,823)	(8,113,926)

Other income or gain (expense or loss)
Change in derivative liability (notes 8 and 10)	10,503,941	(18,843,947)	1,892,488
Gain (loss) on foreign exchange	152,063	(26,625)	(15,261)
Accretion expense (notes 7 and 8)	(118,388)	(359,267)	(734,589)
Interest expense (notes 7 and 8)	(124,367)	(202,426)	(256,029)
Financing costs (note 8)	(360,000)	(30,000)	-
Loss on debt settlement (notes 8 and 10)	(875,861)	(1,056,296)	-
Loss on private placement (note 10)	(940,290)	-	-
Share issuance costs (note 10)	(947,156)	-	-
Loss on loan extinguishment (note 7)	-	(9,407)	(1,204,073)
Loss on sale of equipment	-	-	(10,930)
Net loss and comprehensive
loss for the year	$(2,164,454)	$(31,321,791)	$(8,442,320)

Net loss per common share
- basic and fully diluted	$(0.02)	$(0.47)	$(2.14)
Weighted average number of common shares
- basic and fully diluted	124,424,407	67,180,554	3,951,072

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six Months	Year	Year
	Ended	Ended	Ended
	December 31,	June 30,	June 30,
	2020	2020	2019

Operating activities
Net loss for the year	$(2,164,454)	$(31,321,791)	$(8,442,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,411,657	1,047,388	43,403
Depreciation expense	106,808	123,956	9,897
Change in fair value of warrant liability	(10,503,941)	18,843,947	(1,892,488)
Accretion expense	118,388	359,267	734,589
Financing costs	360,000	30,000	-
Loss on loan extinguishment	-	9,407	1,204,073
Interest expense on lease liability (note 9)	10,038	27,062	-
Foreign exchange loss (gain) on re-translation of lease liability (note 9)	13,334	(10,766)	-
Loss on debt settlement	875,861	1,056,296	-
Loss on private placement	940,290	-	-
Share issuance costs	947,156	-	-
Loss on sale of equipment	-	-	10,930
Changes in operating assets and liabilities:
Accounts receivable	(21,340)	(35,828)	186,182
Deposit	-	-	90,248
Prepaid expenses	(274,211)	(67,542)	553,458
Long term deposit	-	-	(68,939)
Accounts payable	(1,827,113)	1,479,992	2,670,639
Accrued liabilities	3,402,435	4,320,089	2,421,011
Other liabilities	-	(11,117)	(110)
Interest payable	124,367	202,426	198,219
Net cash used in operating activities	(6,480,725)	(3,947,214)	(2,281,208)

Investing activities
Deposit on mining interest	(2,000,000)	-	-
Purchase of machinery and equipment	(280,701)	(219,528)	(6,555)
Proceeds on disposal of equipment	-	-	10,000
Net cash used in investing activities	(2,280,701)	(219,528)	3,445

Financing activities
Proceeds from convertible loan payable	-	-	500,000
Proceeds from issuance of common stock	13,315,538	2,428,530	1,195,830
Proceeds from warrants exercised	-	417,006	-
Shares to be issued	-	549,363	107,337
Lease payments	(61,504)	(120,690)	-
Proceeds from promissory note	840,000	1,084,536	-
Repayment of promissory note	(1,825,920)	(158,094)	-
Net cash provided by financing activities	12,268,114	4,200,651	1,803,167
Net change in cash and cash equivalents	3,506,688	33,909	(474,596)
Cash and cash equivalents, beginning of year	61,973	28,064	502,660
Cash and cash equivalents, end of year	$3,568,661	$61,973	$28,064

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Six Months	Year	Year
	Ended	Ended	Ended
	December 31,	June 30,	June 30,
	2020	2020	2019

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable, accrued liabilities, interest payable, and promissory notes	$1,085,115	$717,673	$-
Common stock issued to settle convertible loan	1,600,000	300,000	100,000
Disposal of equipment used to settle accounts payable	-	-	20,930
Stock options exercised used to settle accrued liabilities	-	-	268,930

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

					Deficit
					accumulated
			Additional		during the
	Common stock		paid-in-	Shares to	exploration
	Shares	Amount	capital	be issued	stage	Total

Balance, June 30, 2018	3,301,372	$3	$23,397,259	$-	$(24,160,308)	$(763,046)
Stock-based compensation	-	-	43,403	-	-	43,403
Units issued at $3.42 per share (i)	160,408	-	549,333	-	-	549,333
Units issued at $0.57 per share (ii)	645,866	1	365,340	-	-	365,341
Units issued at $0.04 per share (iii)	11,660,000	12	436,596	-	-	436,608
Stock options exercised	43,750	-	268,930	-	-	268,930
Issue costs	-	-	(55,452)	-	-	(55,452)
Shares to be issued	-	-	-	107,337	-	107,337
Warrant valuation	-	-	(720,644)	-	-	(720,644)
Net loss for the year	-	-	-	-	(8,442,320)	(8,442,320)
Balance, June 30, 2019	15,811,396	$16	$24,284,765	$107,337	$(32,602,628)	$(8,210,510)
Stock-based compensation	-	-	497,724	-	-	497,724
Shares and units issued at $0.04 per share (iii)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Shares issued at $0.42 per share (iv)	3,098,216	3	1,301,522	-	-	1,301,525
Shares issued for debt settlement at $0.42 per share (iv)	696,428	1	299,999	-	-	300,000
Finder’s units issued	3,315,200	3	125,177	-	-	125,180
Finder’s warrants issued	-	-	50,223	-	-	50,223
Warrants exercised at $0.18 per share (v)	2,332,900	2	1,288,714	-	-	1,288,716
Issue costs	-	-	(336,480)	-	-	(336,480)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Shares to be issued	-	-	-	549,363	-	549,363
Net loss for the year	-	-	-	-	(31,321,791)	(31,321,791)
Balance, June 30, 2020	79,259,940	$79	$30,133,058	$549,363	$(63,924,419)	$(33,241,919)
Stock-based compensation	-	-	851,196	-	-	851,196
Units issued at $0.26 per unit (vi)	56,078,434	56	14,812,001	(549,363)	-	14,262,694
Units issued for debt settlement at $0.67 per unit	2,205,714	2	1,484,350	-	-	1,484,352
Shares issued for debt settlement at $0.37 per share (vii)	5,572,980	6	2,076,618	-	-	2,076,624
Warrant valuation	-	-	(14,806,090)	-	-	(14,806,090)
Net loss for the period	-	-	-	-	(2,164,454)	(2,164,454)
Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$(66,088,873)	$(31,537,597)

(i)	Units issued at C$4.50, converted to US at $3.42 (note 10)
(ii)	Units issued at C$0.75, converted to US at $0.57 (note 10)
(iii)	Shares and units issued at C$0.05, converted to US at $0.04 (note 10)
(iv)	Shares issued at C$0.56, converted to US at $0.42 (note 10)
(v)	Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 (note 10)
(vi)	Units issued at C$0.35, converted to US at $0.26 (note 10)
(vii)	Shares issued at C$0.49, converted to US at $0.37 (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

1. Nature and continuance of operations and going concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1. As of the date of this Form 10-KT, the Company had one subsidiary, Silver Valley Metals Corp. (formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities. It continues to work at developing its project with a view towards putting it into production.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $66,088,873 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

These financial statements of the Company for the six months ended December 31, 2020 were approved and authorized for issue by the Board of Directors of the Company on March 30, 2021.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of epidemics, pandemics, or other health crises, including the recent outbreak of respiratory illness caused by the novel coronavirus (“COVID-19”). The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

2. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The consolidated financial statements are expressed in U.S. dollars, the functional currency.

In February 2021, the Company changed its fiscal year from June 30 to December 31. As a result, the Company is reporting financial information for the transition period from July 1, 2020 to December 31, 2020. Subsequent to the transition period, the Company will cover the period beginning January 1 and ending December 31, which will be the Company’s fiscal year. See note 18 for unaudited comparative period information.

3. Significant accounting policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of consolidation

These consolidated financial statements include the assets, liabilities and expenses of the Company and its wholly owned subsidiary, Silver Valley Metals Corp. (formerly American Zinc Corp.). All intercompany transactions and balances have been eliminated on consolidation.

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

The Company capitalizes acquisition and option costs of mineral rights as intangible assets when there is sufficient evidence to support probability of generating positive economic returns in the future. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

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

Leases

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in operation and administration expenses in the consolidated statements of loss and comprehensive loss.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

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

Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet, or if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are expensed as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries. No costs have been recognized by the Company for environmental expenditures.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2020 and June 30, 2020, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable. As of December 31, 2020, 8,015,159 stock options, 95,777,806 warrants, and 3,239,907 broker options were considered in the calculation but not included, as they were anti-dilutive (June 30, 2020 - 7,580,159 stock options, 37,844,404 warrants, and nil broker options).

Stock-based compensation

In December 2004, FASB issued FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

The Company accounts for stock-based compensation arrangements with non-employees in accordance with ASU 505-50, Equity-Based Payments to Non-Employees, which requires that such equity instruments are recorded at the value on the grant date based on fair value of the equity or goods and services whichever is more reliable.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

3. Significant accounting policies (continued)

Restricted share units (“RSUs”)

The Company estimates the grant date fair value of RSUs using the Company’s common shares at the grant date. The Company records the value of the RSUs in paid-in capital.

Deferred share units (“DSUs”)

The Company estimates the grant date fair value of the DSUs using the trading price of the Company’s common shares on the day of grant. The Company records the value of the DSUs owing to its directors as DSU liability and measures the DSU liability at fair value at each reporting date, with changes in fair value recognized as stock-based compensation in profit (loss).

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

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

Going concern

The assessment of the Company’s ability to continue as a going concern involves judgment regarding future funding available for its operations and working capital requirements as discussed in note 1.

Accrued liabilities

The Company has to make estimates to accrue for certain expenditures due to delay in receipt of third party vendor invoices. These accruals are made based on trends, history and knowledge of activities. Actual results may be different.

Convertible loans, promissory notes and warrants

Estimating the fair value of derivative warrant liability and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 7, 8 and 10.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

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

Foreign currency transactions

The Company from time to time will receive invoices from service providers that are presenting their invoices using the Canadian dollar. The Company will use its U.S. dollars to settle the Canadian dollar liabilities and any differences resulting from the exchange transaction are reported as gain or loss on foreign exchange.

Segment reporting

FASB ASC 280-10, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has one operating segment and reporting unit. The Company operates in one reportable business segment and is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

4. Equipment

Equipment consists of the following:

	December 31,	June 30,
	2020	2020

Equipment	$509,279	$228,578
	509,279	228,578
Less accumulated depreciation	(73,552)	(20,768)
Equipment, net	$435,727	$207,810

The total depreciation expense during the six months ended December 31, 2020 was $52,784 (years ended June 30, 2020 and 2019 - $17,577 and $9,897, respectively).

5. Right-of-use asset

Right-of-use asset consists of the following:

	December 31,	June 30,
	2020	2020

Office lease	$319,133	319,133
Less accumulated depreciation	(160,402)	(106,378)
Right-of-use asset, net	$158,731	$212,755

The total depreciation expense during the six months ended December 31, 2020 was $54,024 (years ended June 30, 2020 and 2019 - $106,378 and $nil, respectively).

6. Mining interests

Bunker Hill Mine Complex

On November 27, 2016, the Company entered into a non-binding letter of intent with Placer Mining Corp. (“Placer Mining”), which letter of intent was further amended on March 29, 2017, to acquire the Bunker Hill Mine in Idaho and its associated milling facility located in Kellogg, Idaho, in the Coeur d’Alene Basin (as amended, the “Letter of Intent”). Pursuant to the terms and conditions of the Letter of Intent, the acquisition, which was subject to due diligence, would include all mining claims, surface rights, fee parcels, mineral interests, existing infrastructure, machinery and buildings at the Kellogg Tunnel portal in Milo Gulch, or anywhere underground at the Bunker Hill Mine Complex. The acquisition would also include all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the mine site or any other location.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

6. Mining interests (continued)

Bunker Hill Mine Complex (continued)

Under the terms of the Agreement, the Company was required to make a $1,000,000 bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017. The 24-month lease commenced November 1, 2017. During the term of the lease, the Company was to make $100,000 monthly mining lease payments, paid quarterly.

The Company had an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45,000,000 with purchase price payments to be made over a ten-year period to Placer Mining. Under the terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60,000,000.

On October 2, 2018, the Company announced that it was in default of the Agreement. The default arose as a result of missed lease and operating cost payments, totaling $400,000, which were due at the end of September and on October 1, 2018. As per the Agreement, the Company had 15 days, from the date notice of default was provided (September 28, 2018), to remediate the default by making the outstanding payment. While management worked with urgency to resolve this matter, management was ultimately unsuccessful in remedying the default, resulting in the Agreement being terminated.

On November 13, 2018, the Company announced that it was successful in renewing the Agreement, effectively with the original Agreement intact, except that monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at December 31, 2020, the Company has accrued for a total of $nil (June 30, 2020 - $1,847,300), which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

On November 1, 2019, the Agreement was amended (the “Amended Agreement”). The key terms of the Amended Agreement are as follows:

●

The lease period was extended for an additional period of nine months to August 1, 2020, with the option to extend for a further six months based upon payment of a one time $60,000 extension fee (extended);

●	The Company will make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase; and

●	The purchase price is set at $11,000,000 for 100% of the Bunker Assets to be paid with $6,200,000 in cash, and $4,800,000 in common shares. The purchase price also includes the negotiable United States Environmental Protection Agency (“EPA”) costs of $20,000,000. The Amended Agreement provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the Amended Agreement, the Company paid a one-time, non-refundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option. In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

On July 27, 2020, the Company extended the lease with Placer Mining for a further 18 months for a $150,000 extension fee. This extension expires on August 1, 2022.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

6. Mining interests (continued)

Bunker Hill Mine Complex (continued)

On November 20, 2020, the Company signed a further amendment to the Amended Agreement. Under the terms of this amendment:

●	The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase;

●

The purchase price was reduced to $7,700,000 in cash, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Bunker Assets as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in common shares. The reference price for the payment in common shares will be based on the common share price of the last equity raise before the option is exercised;

●	The Company’s contingent obligation to settle $1,787,300 of accrued payments due to Placer Mining has been waived. As a result, the Company recorded a gain on settlement of accounts payable of $1,787,300; and

●	The Company is to make an advance payment of $2,000,000 (paid) to Placer Mining which shall be credited toward the purchase price if and when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. This payment had the effect of decreasing the remaining amount payable to purchase the Bunker Assets to an aggregate of $3,400,000 payable in cash and $2,000,000 in common shares of the Company.

In addition to the payments to Placer Mining, and pursuant to an agreement with the EPA whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20,000,000. The agreement calls for payments starting with $1,000,000 30 days after a fully ratified agreement was signed followed by a payment schedule detailed below:

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000	Not paid
November 1, 2021	$3,000,000
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. The Company also has received invoices from the EPA for additional water treatment charges for the periods from December 2017 to October 2019.  A total of $2,309,388 was outstanding as at December 31, 2020 (June 30, 2020 and 2019 - $2,309,388 and 1,209,530, respectively). The Company, having requested and subsequently received supporting detail from the EPA began, in late September 2020, the process of reconciling and reviewing these invoices. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at December 31, 2020, the interest accrued on the unpaid EPA balance is $162,540 (June 30, 2020 - $89,180).

As of December 31, 2020, the Company has accrued an estimate for additional water treatment charges based on 2018 and 2019 invoices received from the EPA, for a total of an additional annual accrual of $640,000. The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $11,298,594 (June 30, 2020 - $11,096,542).

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

7. Convertible loan payable

On June 13, 2018, the Company entered into a loan and warrant agreement with Hummingbird Resources PLC (“Hummingbird”), an arm’s length investor, for an unsecured convertible loan in the aggregate sum of $1,500,000, bearing interest at 10% per annum, maturing in one year. Contemporaneously, the Company agreed to issue 229,464 share purchase warrants, entitling the lender to acquire 229,464 common shares of the Company, at a price of C$8.50 per common share, for two years. Under the terms of the loan agreement, the lender may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of the Company at a price per share equal to C$8.50. In the event that a notice of conversion would result in the lender holding 10% or more of the Company’s issued and outstanding shares, then, in the alternative, and under certain circumstances, the Company would be required to pay cash to the lender in an amount equal to C$8.50 multiplied by the number of shares intended to be issued upon conversion. Further, in the event that the lender holds more than 5% of the issued and outstanding shares of the Company subsequent to the exercise of any of its convertible securities held under this placement, it shall have the right to appoint one director to the board of the Company. Lastly, among other things, the loan agreement further provides that for as long as any amount is outstanding under the convertible loan, the investor retains a right of first refusal on any Company financing or joint venture/strategic partnership/disposal of assets.

In August 2018, the amount of the Hummingbird convertible loan payable was increased to $2,000,000 from its original $1,500,000 loan, net of $45,824 of debt issue costs. An additional 116,714 warrants with each warrant exercisable at C$4.50 were issued. Under the terms of the amended and restated loan agreement, Hummingbird may, at any time prior to maturity, convert any or all of the principal amount of the loan and accrued interest thereon, into common shares of Bunker as follows: (i) $1,500,000, being the original principal amount (the “Principal Amount”), may be converted at a price per share equal to C$8.50; (ii) 229,464 common shares may be acquired upon exercise of warrants at a price of C$8.50 per warrant for a period of two years from the date of issuance; (iii) $500,000, being the additional principal amount (the “Additional Amount”), may be converted at a price per share equal to C$4.50; and (iv) 116,714 common shares may be acquired upon exercise of warrants at a price of C$4.50 per warrant for a period of two years from the date issuance. In the event that Hummingbird would acquire common shares in excess of 9.999% through the conversion of the Principal Amount or the Additional Amount, including interest accruing thereon, or on exercise of the warrants as disclosed herein, the Company shall pay to Hummingbird a cash amount equal to the common shares exercised in excess of 9.999%, multiplied by the conversion price.

During the year ended June 30, 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020. This was accounted for as a loan extinguishment which resulted in the recording of a net loss on loan extinguishment of $1,195,880.

In June 2019, the Company settled $100,000 of the Additional Amount by issuing 2,660,000 common shares, which resulted in the recording of a net loss on loan extinguishment of $8,193.

In February 2020, the Company settled $300,000 of the Additional Amount by issuing 696,428 common shares, which resulted in the recording of a net loss on loan extinguishment of $9,407.

In June 2020, Hummingbird agreed to extend the scheduled maturity date of the loan to July 31, 2020.

In October 2020, the Company settled the full amount of the outstanding loan by issuing 5,572,980 common shares at a deemed price of C$0.49 based on the fair value of the shares issued. As a result, the Company recorded a gain on debt settlement of $23,376 on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

7. Convertible loan payable (continued)

The Company has accounted for the conversion features and warrants in accordance with ASC Topic 815. The conversion features and warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of the conversion features and warrants was determined on the date of issuance and marks to market at each financial reporting period. As at December 31, 2020, the fair values of the conversion feature and warrants were $nil (June 30, 2020 - $nil).

Accretion expense for the six months ended December 31, 2020 was $nil (years ended June 30, 2020 and 2019 - $146,266 and $734,589, respectively) based on an effective interest rate of 16% after the loan extension.

Interest expense for the six months ended December 31, 2020 was $118,767 (years ended June 30, 2020 and 2019 - $179,726 and $198,219, respectively). As at December 31, 2020, the Company has an outstanding interest payable of $nil (June 30, 2020 - $381,233).

Amount

Balance, June 30, 2019	$1,744,327
Accretion expense	146,266
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Balance, June 30, 2020	$1,600,000
Loan extinguishment	(1,600,000)
Balance, December 31, 2020	$-

8. Promissory notes payable

(i) On November 13, 2019, the Company issued a promissory note in the amount of $300,000. The note was unsecured, bore interest of 1% monthly, and is due on demand after 90 days from issuance. In consideration for the loan, the Company issued 400,000 common share purchase warrants to the lender. Each whole warrant entitles the lender to acquire one common share of the Company at a price of C$0.80 per share for a period of two years.

On April 24, 2020, the Company extended the maturity date of the promissory note payable to August 1, 2020. In consideration, the Company issued 400,000 common share purchase warrants to the lender at an exercise price of C$0.50. The warrants expire on November 13, 2021. This was accounted for as a loan modification.

During the six months ended December 31, 2020, the Company repaid $110,658 of the promissory note and settled the remaining balance of $218,281 (C$288,000), which included interest payable of $28,939, in full by issuing 822,857 August 2020 Units (as defined in note 10), recognizing a loss on debt settlement of $335,467.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8. Promissory notes payable (continued)

(i) (continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	June 30, 2020	December 31, 2020
Expected life	501 days	317 days
Volatility	100%	100%
Risk free interest rate	0.94%	0.64%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$150,161	$40,999
Change in derivative liability		$109,162

April 2020 issuance	June 30, 2020	December 31, 2020
Expected life	501 days	317 days
Volatility	100%	100%
Risk free interest rate	0.30%	0.27%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$186,410	$58,373
Change in derivative liability		$128,037

Accretion expense for the six months ended December 31, 2020 was $51,522 (years ended June 30, 2020 and 2019 - $155,001 and $nil, respectively) based on an effective interest rate of 11% after the loan extension.

Interest expense for the six months ended December 31, 2020 was $5,600 (years ended June 30, 2020 and 2019 - $22,700 and $nil, respectively). As at December 31, 2020, the Company has an outstanding interest payable of $nil (June 30, 2020 - $22,700).

Amount

Balance, June 30, 2019	$-
Proceeds on issuance	300,000
Warrant valuation	(206,523)
Accretion expense	155,001
Balance, June 30, 2020	$248,478
Accretion expense	51,522
Debt settlement	(189,342)
Repayment	(110,658)
Balance, December 31, 2020	$-

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

8. Promissory notes payable (continued)

(ii) On December 31, 2019, the Company issued a promissory note in the amount of $82,367 (C$107,000). The note bore no interest and was due on demand. This promissory note was repaid during the year ended June 30, 2020.

(iii) On January 29, 2020, the Company issued a promissory note in the amount of $75,727 (C$100,000). The note bore no interest and was due on demand. This promissory note was repaid during the year ended June 30, 2020.

(iv) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. This promissory note was repaid during the six months ended December 31, 2020. Accretion expense for the six months ended December 31, 2020 was $47,737 (years ended June 30, 2020 and 2019 - $41,453 and $nil, respectively) based on effective interest rate of 7%.

(v) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. During the six months ended December 31, 2020, the Company settled the promissory note in full by issuing 714,285 common shares (see note 10). As a result, the Company recorded a loss on debt settlement of $291,203 on the consolidated statements of loss and comprehensive loss. Accretion expense for the six months ended December 31, 2020 was $19,129 (years ended June 30, 2020 and 2019 - $16,547 and $nil, respectively) based on an effective interest rate of 8%.

(vi) On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 of debt issue costs. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $nil (years ended June 30, 2020 and 2019 - $15,000 and $nil, respectively).

(vii) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 to a director of the Company. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $nil (years ended June 30, 2020 and 2019 - $15,000 and $nil, respectively).

(viii) On July 13, 2020, the Company issued a promissory note in the amount of $1,200,000, net of $360,000 debt issue costs. The note bore no interest and was due on August 31, 2020. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $360,000 (years ended June 30, 2020 and 2019 - $nil).

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

9. Lease liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of December 31, 2020:

Office lease

Balance, June 30, 2019	$-
Addition	319,133
Interest expense	27,062
Lease payments	(120,690)
Foreign exchange gain	(10,766)
Balance, June 30, 2020	214,739
Addition	-
Interest expense	10,038
Lease payments	(61,504)
Foreign exchange loss	(13,334)
Balance, December 31, 2020	176,607
Less: current portion	(114,783)
Long-term lease liability	$61,824

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total

Base rent	$162,048	$67,520	$-	$229,568
Additional rent	150,060	62,524	-	212,584
	$312,108	$130,044	$-	$442,152

The monthly rental expenses are offset by rental income obtained through a series of short term subleases held by the Company.

10. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

●	750,000,000 common shares with a par value of $0.000001 per common share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Issued and outstanding

On June 27, 2019, the Company closed the first tranche (the “First Tranche”) of a non-brokered private placement, issuing 11,660,000 units (“June 2019 Unit”) at a price of C$0.05 per June 2019 Unit for gross proceeds of C$583,000 ($436,608) and incurring financing costs of $19,640. Each June 2019 Unit consists of one common share of the Company and one common share purchase warrant (“June 2019 Warrant”). Each whole June 2019 Warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. As a part of the First Tranche, Hummingbird has acquired 2,660,000 June 2019 Units for C$133,000 ($100,000) which was applied to reduction of the principal amount owing under the convertible loan facility (see note 7).

On August 1, 2019, the Company closed the second and final tranche of the non-brokered private placement, issuing 6,042,954 units (the “August 2019 Units”) at C$0.05 per August 2019 Unit for gross proceeds of C$302,148 ($228,202) and incurring financing costs of $36,468. Each August 2019 Unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years. The Company also issued 16,962,846 August 2019 Units to settle $640,556 of debt at a deemed price of C$0.09 based on the fair value of the shares issued. As a result, the Company recorded resulting in loss on debt settlement of $858,495.

On August 23, 2019, the Company closed the first tranche of a non-brokered private placement, issuing 27,966,002 common shares of the Company at C$0.05 per common share for gross proceeds of C$1,398,300 ($1,049,974) and incurring financing costs of $28,847. The Company also issued 2,033,998 common shares to settle $77,117 of debt at a deemed price of C$0.18 based on the fair value of the shares issued. As a result, the Company recorded a loss on debt settlement of $197,800.

On August 30, 2019, the Company closed the second and final tranche of the non-brokered private placement, issuing 1,000,000 common shares at C$0.05 per common share for gross proceeds of C$50,000 ($37,550).

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per common share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $95,763, and issuing 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility (see note 7).

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,143 common shares of the Company at C$0.56 per common share for gross proceeds of C$60,000 ($44,671).

During the year ended June 30, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as finder’s fees with a total value of C$165,760 ($125,180) to a shareholder of the Company.

On August 14, 2020, the Company closed the first tranche of a brokered private placement of units of the Company (the “August 2020 Offering”), issuing 35,212,142 units of the Company (“August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of $9,301,321 (C$12,324,250). Each August 2020 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (each, an “August 2020 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.50 per common share until August 31, 2023. In connection with the first tranche of the August 2020 Offering, the Company incurred share issuance costs of $709,488 (C$849,978) and issued 2,112,729 compensation options (the “August 2020 Compensation Options”). Each August 2020 Compensation Option is exercisable into one August 2020 Unit at an exercise price of C$0.35 until August 31, 2023.

On August 25, 2020, the Company closed the second tranche of the August 2020 Offering, issuing 20,866,292 August 2020 Units at C$0.35 per August 2020 Unit for gross proceeds of $5,510,736 (C$7,303,202). In connection with the second tranche of the August 2020 Offering, the Company incurred share issuance costs of $237,668 (C$314,512) and issued 1,127,178 August 2020 Compensation Options.

In the August 2020 Offering, the fair value of warrants, which are treated as a liability and fair value accounted for, were greater than gross proceeds. As a result, a loss of $940,290 has been recognized in the consolidated statements of loss and $947,156 of total share issue costs were also expensed.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The Company also issued 2,205,714 August 2020 Units to settle $177,353 of accounts payable, $55,676 of accrued liabilities, $28,300 of interest payable, and $344,185 of promissory notes payable at a deemed price of $0.67 based on the fair value of the units issued. As a result, the Company recorded a loss on debt settlement of $899,237.

On October 9, 2020, the Company issued 5,572,980 common shares at a deemed price of C$0.49 based on the fair value of the common shares issued to settle $1,600,000 of convertible loan payable and $500,000 of interest payable. As a result, the Company recorded a gain on debt settlement of $23,376.

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the consolidated statement of operations and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2020:

August 2020 issuance	August 14, 2020	December 31, 2020
Expected life	1112 days	973 days
Volatility	100%	100%
Risk free interest rate	1.53%	1.31%
Dividend yield	0%	0%
Share price	$0.42	$0.41
Fair value	$15,746,380	$14,493,215
Change in derivative liability		$1,253,165

The warrant liabilities as a result of the December 2017, August 2018, November 2018, June 2019 and August 2019 private placements were revalued as at December 31, 2020 and June 30, 2020 using the Binomial model and the following assumptions:

December 2017 issuance	June 30, 2020	December 31, 2020
Expected life	166 days	Expired
Volatility	100%
Risk free interest rate	0.69%
Dividend yield	0%
Share price	$0.73
Fair value	$0	$0
Change in derivative liability		$0

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

August 2018 issuance	June 30, 2020	December 31, 2020
Expected life	405 days	221 days
Volatility	100%	100%
Risk free interest rate	1.20%	1.23%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$6,132	$0
Change in derivative liability		$6,132

November 2018 issuance	June 30, 2020	December 31, 2020
Expected life	516 days	332 days
Volatility	100%	100%
Risk free interest rate	1.34%	1.09%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$206,253	$52,540
Change in derivative liability		$153,713

June 2019 issuance (i)	June 30, 2020	December 31, 2020
Expected life	363 days	1826 days
Volatility	100%	100%
Risk free interest rate	1.15%	0.85%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$6,582,920	$3,438,839
Change in derivative liability		$3,144,081

(i) During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	June 30, 2020	December 31, 2020
Expected life	397 days	213-1826 days
Volatility	100%	100%
Risk free interest rate	1.11%	0.81%
Dividend yield	0%	0%
Share price	$0.73	$0.41
Fair value	$11,631,921	$5,922,270
Change in derivative liability		$5,709,651

(ii) During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, June 30, 2019	13,046,484	$0.88	$0.27
Issued	27,360,284	0.27	0.03
Expired	(229,464)	8.50	3.54
Exercised (i)	(2,332,900)	0.25	0.02
Balance, June 30, 2020	37,844,404	$0.43	$0.09
Issued	58,284,148	0.50	0.11
Expired	(350,746)	14.84	5.63
Balance, December 31, 2020	95,777,806	$0.54	$0.08

(i) During the year ended June 30, 2020, 2,332,900 warrants were exercised at C$0.25 per warrant for gross proceeds of C$583,225 ($417,006). In conjunction with the exercise of warrants, the Company recognized a change in derivative liability of $871,710.

(ii) During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per share and extended the expiry date to December 31, 2025 for 3,315,200 finder’s warrants. As a result, the Company recognized stock-based compensation of $210,839, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

August 1, 2021	0.25	2,752,900	2,752,900
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
		95,777,806	95,777,806

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Broker options

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, June 30, 2019 and June 30, 2020	-	$-
Issued - August 2020 Compensation Options	3,239,907	0.35
Balance, December 31, 2020	3,239,907	$0.35

(i) The grant date fair value of the August 2020 Compensation Options were estimated at $521,993 using the Black-Scholes valuation model with the following underlying assumptions:

Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
0.31%	0%	100%	C$0.35	3 years

	Exercise	Number of
Expiry date	price (C$)	broker options	Fair value ($)

August 31, 2023 (i)	0.35	3,239,907	521,993

(i) Exercisable into one August 2020 Unit

Stock options

The following table summarizes the stock option activity during the years ended December 31, 2020:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, June 30, 2019	287,100	$7.50
Granted (i)(ii)	7,532,659	0.56
Forfeited	(239,600)	9.78
Balance, June 30, 2020	7,580,159	$0.62
Granted (iii)(iv)	435,000	0.55
Balance, December 31, 2020	8,015,159	$0.62

(i) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $74,949 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $309,211 and $nil, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

10. Capital stock, warrants and stock options (continued)

Stock options (continued)

(ii) On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options was estimated at $1,536,764. The vesting of these options results in stock-based compensation of $403,456 (years ended June 30, 2020 and 2019 - $162,855 and $nil, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii) On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options was estimated at $52,909. The vesting of these options resulted in stock-based compensation of $20,259 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv) On October 30, 2020, 235,000 stock options were issued to a former director. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.50. The stock options vested immediately and expire on December 31, 2022. The grant date fair value of the options was estimated at $46,277. The vesting of these options resulted in stock based compensation of $46,277 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years
(iv)	0.26%	0%	100%	C$0.49	2.2 years

The following table reflects the actual stock options issued and outstanding as of December 31, 2020:

	Weighted average		Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
10.00	1.33	47,500	47,500	258,013
0.50	2.00	235,000	235,000	46,277
0.60	2.75	200,000	-	52,909
0.60	3.82	1,575,000	975,000	435,069
0.55	4.30	5,957,659	-	1,536,764
		8,015,159	1,257,500	2,329,032

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

11. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the years ended December 31, 2020:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at June 30, 2019	-	$-
Granted (i)(ii)	600,000	0.40
Unvested as at June 30, 2020	600,000	$0.40
Granted (iii)(iv)	388,990	0.39
Unvested as at December 31, 2020	988,990	$0.39

(i) On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $41,540 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $17,384 and $nil, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $20,574 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $8,274 and $nil, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii) On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $3,998 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv) On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs results in stock-based compensation of $29,304 for the six months ended December 31, 2020 (years ended June 30, 2020 and 2019 - $nil), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

12. Deferred share units

Effective April 21, 2020, the Board of Directors approved a Deferred Share Unit (“DSU”) Plan to grant DSUs to its directors. The DSU Plan permits the eligible directors to defer receipt of all or a portion of their retainer or compensation until termination of their services and to receive such fees in the form of cash at that time.

Upon vesting of the DSUs or termination of service as a director, the director will be able to redeem DSUs based upon the then market price of the Company’s common share on the date of redemption in exchange for cash.

The following table summarizes the DSU activity during the years ended December 31, 2020:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at June 30, 2019	-	$-
Granted (i)	7,500,000	0.65
Unvested as at June 30, 2020 and December 31, 2020	7,500,000	$0.65

(i) On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the six months ended December 31, 2020, the Company recognized $560,461 stock-based compensation related to the DSUs (years ended June 30, 2020 and 2019 - $549,664 and $nil, respectively), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

13. Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 6, the Company is required to make monthly payment of $60,000 for care and maintenance.

As stipulated in the agreement with the EPA and as described in note 6, the Company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at December 31, 2020, $11,298,594 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to discuss an amendment to or deferral of these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of short term subleases held by the Company. See note 9.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

14. Income taxes

As at December 31, 2020 and June 30, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 26.9% (June 30, 2019 - 26.9%) to pretax loss from operations for the periods ended December 31, 2020 and June 30, 2020 and 2019 due to the following:

	Six Months	Year	Year
	Ended	Ended	Ended
	December 31,	June 30,	June 30,
	2020	2020	2019

Loss before income taxes	$2,164,454	$31,321,791	$8,442,320
Expected income tax recovery	(582,238)	(8,425,600)	(2,271,000)
Adjustment on losses	668,936	673,000	563,070
Change in valuation allowance	(86,698)	7,752,600	1,707,930
Total	$-	$-	$-

Deferred tax assets and the valuation account are as follows:

	December 31,	June 30,	June 30,
	2020	2020	2019

Deferred tax asset:
Net operating loss carry forward	$5,715,740	$6,374,700	$4,285,020
Other deferred tax assets	8,821,870	8,916,350	3,392,290
Valuation allowance	(14,550,740)	(15,304,180)	(7,687,200)
Unrealized foreign exchange loss	13,130	13,130	8,870
Equipment	-	-	1,020
Total	$-	$-	$-

	December 31,	June 30,	June 30,
	2020	2020	2019

Deferred tax asset:
Non-capital losses carried forward	$16,716	$10,050	$1,530,460
Lease liabilities	-	57,120	-
Deferred tax liabilities:
Convertible debt	-	-	(1,530,460)
Equipment	(16,716)	(10,050)	-
Right of use assets and lease obligations	-	(57,120)	-
Net deferred tax asset	$-	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

14. Income taxes (continued)

As of December 31, 2020 and June 30, 2020, the Company has an unused net operating loss carry-forward balance of $21,310,259 and $19,775,710, respectively, that is available to offset future taxable income. The US non-capital loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated after 2018 do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the period ended December 31, 2020 and years ended June 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013.

15. Related party transactions

(i) During the six months ended December 31, 2020, John Ryan (Director and former CEO) billed $13,500 (years ended June 30, 2020 and 2019 - $51,500 and $50,000, respectively) for consulting services to the Company.

(ii) During the six months ended December 31, 2020, Wayne Parsons (Director and former CFO) billed $71,390 (years ended June 30, 2020 and 2019 - $136,045 and $nil, respectively) for consulting services to the Company.

(iii) During the six months ended December 31, 2020, Hugh Aird (former Director) billed $18,223 (years ended June 30, 2020 and 2019 - $9,774 and $nil, respectively) for consulting services to the Company.

(iv) During the six months ended December 31, 2020, Richard Williams (Director and Executive Chairman) billed $78,201 (years ended June 30, 2020 and 2019 - $134,927 and $nil, respectively) for consulting services to the Company. At December 31, 2020, $45,000 is owed to Mr. Williams (June 30, 2020 - $121,161) with all amounts included in accounts payable and accrued liabilities

During the six months ended December 31, 2020, the Company issued 214,286 August 2020 Units at $0.67 to settle $56,925 of debt owed to Mr. Williams.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 debt issue costs, to Mr. Williams. The promissory note has been repaid in full. See note 8(vii).

(v) During the six months ended December 31, 2020 Sam Ash (President and CEO) billed $125,000 (years ended June 30, 2020 and 2019 - $60,000) for consulting services to the Company. At December 31, 2020, $nil is owed to Mr. Ash (June 30, 2020 - $60,000) with all amounts included in accounts payable and accrued liabilities.

During the six months ended December 31, 2020, the Company issued 77,143 August 2020 Units at a deemed price of $0.67 to settle $20,000 of debt owed to Mr. Ash.

(vi) During the six months ended December 31, 2020, Pam Saxton (Director) billed $7,000 (years ended June 30, 2020 and 2019 - $nil) for consulting services to the Company.

(vii) During the six months ended December 31, 2020, Cassandra Joseph (Director) billed $11,290 (years ended June 30, 2020 and 2019 - $nil) for consulting services to the Company.

(viii) During the six months ended December 31, 2020, the Company issued 300,000 August 2020 Units at a deemed price of $0.67 to settle $77,696 (C$105,000) of debt owed to a shareholder of the Company.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

16. Financial instruments

Fair values

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, DSU liability, interest payable, convertible loan payable, promissory notes payable and lease liability, all of which are financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the period ended December 31, 2020 and year ended June 30, 2020.

Foreign currency risk

Foreign currency risk is the risk that changes the rates of exchange on foreign currencies will impact the financial position of cash flows of the Company. The Company is exposed to foreign currency risks in relation to certain activities that are to be settled in Canadian dollars. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

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

Liquidity risk

Liquidity risk is the risk that the Company’s consolidated cash flows from operations will not be sufficient for the Company to continue operating and discharge its liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

17. Subsequent events

On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share.

On February 24, 2021, the Company closed a non-brokered private placement of 19,994,080 units of the Company at C$0.40 per unit for gross proceeds of C$7,997,632. Each unit consists of one common share of the Company and one common share purchase warrant, which entitles the holder to acquire one common share at a price of C$0.60 per common share for a period of five years. In connection with the financing, the Company paid a cash commission of C$140,400 and issued 351,000 finder options, which are exercisable into units at an exercise price of C$0.40 for a period of three years.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

18. Comparative year information (unaudited)

The Company’s condensed interim consolidated statements of loss and comprehensive loss, condensed interim consolidated statements of cash flows, and condensed interim consolidated statements of changes in shareholders’ deficiency were as follows for the six months ended December 31, 2019.

Condensed interim consolidated statements of loss and comprehensive loss

Six Months Ended December 31, 2019

Operating expenses
Operation and administration	$293,320
Exploration	5,268,307
Legal and accounting	81,975
Consulting	197,900
Loss from operations	(5,841,502)

Other expense or loss
Change in derivative liability	(10,629,119)
Accretion expense	(107,258)
Loss on foreign exchange	(6,757)
Interest expense	(99,881)
Loss on debt settlement	(1,056,296)
Net loss and comprehensive loss for the period	$(17,740,813)

Net loss per common share - basic and fully diluted	$(0.31)
Weighted average number of common shares - basic and fully diluted	56,973,827

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

18. Comparative year information (unaudited) (continued)

Condensed Interim Consolidated Statements of Cash Flows

Six Months Ended December 31, 2019

Operating activities
Net loss for the period	$(17,740,813)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	167,770
Depreciation expense	53,921
Change in fair value of warrant liability	10,629,119
Accretion expense	107,258
Interest expense on lease liability (note 9)	14,944
Loss on debt settlement	1,056,296
Changes in operating assets and liabilities:
Accounts receivable	(15,161)
Prepaid expenses	25,455
Accounts payable	727,258
Accrued liabilities	3,458,948
Other liabilities	(11,117)
Interest payable	99,881
Net cash used in operating activities	(1,426,241)

Financing activities
Proceeds from issuance of common stock	1,157,464
Lease payments	(59,096)
Proceeds from promissory note	382,367
Repayment of promissory note	-
Net cash provided by financing activities	1,480,735
Net change in cash and cash equivalents	54,494
Cash and cash equivalents, beginning of year	28,064
Cash and cash equivalents, end of year	$82,558

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable and, accrued liabilities	$717,673

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Six Months Ended December 31, 2020 and Years Ended June 30, 2020 and 2019

(Expressed in United States Dollars)

18. Comparative year information (unaudited) (continued)

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

					Deficit
					accumulated
			Additional		during the
	Common stock		paid-in-	Shares to	exploration
	Shares	Amount	capital	be issued	stage	Total

Balance, June 30, 2019	15,811,396	$16	$24,284,765	$107,337	$(32,602,628)	$(8,210,510)
Stock-based compensation	-	-	167,770	-	-	167,770
Shares and units issued at $0.04 per share	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Issue costs	-	-	(65,315)	-	-	(65,315)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Net loss for the period	-	-	-	-	(17,740,813)	(17,740,813)
Balance, December 31, 2019	69,817,196	$70	$27,008,634	$-	$(50,343,441)	$(23,334,737)

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the identification of significant deficiencies. Based on the context in which the individual deficiencies occurred, management has concluded that these significant deficiencies, in combination, represent a material weakness. The Company’s CEO and CFO also concluded that updates to the disclosure controls and procedures should be made to improve the effectiveness of the controls and procedures to provide reasonable assurance of the assurance of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this report. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that significant deficiencies exist over the Company’s internal control over financial reporting, as follows:

●	The Company does not have an ideal amount of segregation of duties within accounting functions, which is a basic internal control. Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. Based on the current magnitude of the Company’s operations, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the Company’s business plan is implemented and additional staff is added, including a new CFO, management will be able to address this identified weakness.
●	On December 1, 2017, a Consent Decree with the Company and the EPA was put in place. From December 1, 2017, the Company is to pay the EPA semi-annual payments for the treatment of water discharged from the Mine. In addition, annually, the EPA is to send written notification to the Company to reconcile costs paid with actual costs incurred. As part of this reconciliation process, the Consent Decree has dispute resolution procedures. As a result of these dispute resolution procedures, both parties have the right to reconcile and dispute the calculation of the actual costs incurred and can informally resolve any disagreements. The Company received the annual invoices from the EPA for the period from December 1, 2017 to December 31, 2019 and having requested and subsequently received supporting detail from the EPA began, in late September 2020, the process of reconciling and reviewing these complete invoices. However, the Company did not address accounting for these invoices in a timely manner. Additionally, there was an invoice for a finder’s fee for the Company’s February 2020 private placement that was not accounted for in a timely manner.
●	As a result, in November 2020, it was determined that the Company had under accrued for invoices issued by the EPA for excess water treatment costs relating to years ended June 30, 2018, 2019 and 2020, interest payable on the outstanding EPA balance, and for a finder’s fee related to the Company’s February 2020 private placement, which resulted in an understatement of liabilities for 2019 and 2020, an understatement of opening and closing deficit for 2019 and 2020, and an understatement of exploration expenses and net losses for 2019 and 2020.
●	The Company has also identified weaknesses in its accounts payable accrual and reconciliation processes, particularly as it relates to exploration expenses.

Based on the context in which the individual deficiencies occurred and the resulting restatement of its previously filed financial statements, management has concluded that these significant deficiencies, in combination, represent a material weakness.

Mitigating these significant deficiencies, however, is that, commencing in 2020, the Company has a new management team and new members of the Board, including a new Chair of the Audit Committee, which are focused on transitioning the Company to a new management approach, modern thinking, new systems and practices, modern approaches to engagement and a system of internal controls and procedures. Management’s daily involvement in the business provides it with more than adequate knowledge to identify the areas of financial reporting risks and related controls. In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing management to rely on their own intimate knowledge and supervision of controls. As the Company’s business plan is implemented and additional staff is added, including a new CFO, management will be able to address these significant deficiencies.

Management also plans to engage a third-party firm to assist in developing Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. The Company intends to remedy these significant deficiencies dependent on having the financial resources available to complete them.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2020. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	42	April 14, 2020
Richard Williams	Executive Chairman and Director	53	March 27, 2020
David Wiens	CFO and Corporate Secretary	41	January 12 , 2021
Wayne Parsons	Director	58	January 5, 2018
Cassandra Joseph	Director	49	November 2, 2020
Dickson Hall	Director	68	January 5, 2018
Pamela Saxton	Director	68	October 30, 2020

Biographical Information

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

Richard Williams is an executive with an established track-record of transformational leadership within the mining industry and other demanding environments. He is currently a Non-Executive Director of Trevali Mining Corporation and an advisor to companies facing complex operational, political or ESG challenges. Formerly the Chief Operating Officer of Barrick and the company’s Executive Envoy to Tanzania, he has also served as Chief Executive Officer of the Afghan Gold and Minerals Company and as a Non-Executive Director of Gem Diamonds Limited. Prior to his commercial mining experience, Mr. Williams served as the Commanding Officer of the British Army’s Special Forces Regiment, the SAS. He holds an MBA from Cranfield University, a BSc in Economics from University College London and an MA in Security Studies from Kings College London.

David Wiens is the Company’s Chief Financial Officer and Corporate Secretary. Mr. Wiens is an experienced mining executive with over 17 years’ experience in corporate finance, financial planning & analysis (“FP&A”), treasury and investor relations. Mr. Wiens spent the last eight years with Americas-focused precious metals companies, including over six years at SSR Mining Inc. where he was part of a team that transformed the company from a single asset silver producer with limited mine life to a diversified long-life precious metals company, while meeting production and cost guidance seven years in a row. As Director, Corporate Finance, he led a number of functions including corporate finance, FP&A, treasury, investor relations, concentrate marketing and gold dore sales. SSR Mining Inc. completed a $5 billion merger with Alacer Gold Corp. in September 2020. Most recently, Mr. Wiens was the Vice President, Corporate Finance & Treasury at Great Panther Mining Limited where he delivered several non-dilutive financings and led a team responsible for corporate development, corporate finance, FP&A, treasury, concentrate marketing, and gold dore sales. Prior to his corporate roles, he was an investment banker at a number of financial institutions, including Deutsche Bank AG in London, United Kingdom. Mr. Wiens earned his Bachelor of Commerce with a Finance specialization at the University of British Columbia in Canada, is a CFA® Charterholder, and is completing the CPA designation.

Wayne Parsons is a Director of the Company. Mr. Parsons has 30 years of investment industry experience, having served with numerous Canadian financial institutions, including Nesbitt Thomson Bongard, RBC Dominion Securities, and National Bank Financial Services. Previously Mr. Parsons served on boards of Intertainment Media Inc., American Paramount Gold Corp. and Yappn Corp. He is the owner and founder of Parsons Financial Consulting, a consulting company focused on the technology and mining sectors. Mr. Parsons has an HBA degree from University of Western Ontario.

Cassandra Joseph is an American lawyer with extensive experience managing the commercial relationship between mining companies and environmental regulators. She is currently Senior Vice President, General Counsel and Corporate Secretary for Nevada Copper Corp., having previously been Associate General Counsel for Tahoe Resources Inc. until it was acquired by Pan American Silver Corp. in 2019. Before this, she worked for the Attorney Generals of California and Nevada, as Deputy and Senior Deputy Attorney General, and as a partner in Watson Rounds PLC (now Brownstein Hyatt Farber Schreck LLP). Educated at Santa Clara University, and University of California at Berkeley, she was called to the State Bar of California in 1999; the US Court of Appeals, Ninth Circuit in 2001; State Bar of Nevada in 2005; and the US Supreme Court, US Court of Appeals and Federal Circuit in 2007.

Dickson Hall currently serves as a Director. He is a partner in Valuestone Advisory Limited and manager of Valuestone Global Resources Fund 1, a mining fund associated with Jiangxi Copper Corporation and China Construction Bank International. Mr. Hall has more than 40 years’ experience in the resource field, much of it in Asia. From 2005 to 2016 he directed corporate development efforts in Asia for Hunter Dickinson Inc. (HDI) raising capital, establishing strategic partnerships and broadening the Asian shareholder base for HDI public companies. He was Senior Vice President of Continental Minerals Corporation which developed the Xietongmen copper-gold project in Tibet, China before selling to China’s Jinchuan Group in 2011 for $446 million. Mr. Hall is also a director and Investment Committee member of Can-China Global Resources Fund, an energy and mining fund backed by the Export-Import Bank of China. He is or has been a director of various resource and non-resource companies. Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

Pam Saxton is an experienced mining company executive and Director. She is currently on the Board of Aquila Resources Inc. and serving on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited and was previously a Board Member and Audit Committee Chair at Pershing Gold Corporation. As an Executive, she has served as CFO for Thompson Creek Metals Company and NewWest Gold Corporation, both in Colorado. Having started her professional life working as an auditor for Arthur Anderson LLP in Denver, her career has included senior finance appointments in the American Natural Resources Industry including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations.

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

Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

The Company’s Board has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. The Company will provide a copy of its code of ethics, without charge, to any person upon receipt of written request for such, delivered to our corporate headquarters. All such requests should be sent care of Bunker Hill Mining Corp., Attn: Corporate Secretary, 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1.

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

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
	December 31, 2020	—	—	—	—	—	—	—	—
Howard Crosby (3)	June 30, 2020	—	—	—	—	—	—	—	—
CEO and CFO	June 30, 2019	20,000	—	—	—	—	—	—	20,000

	December 31, 2020	—	—	—	—	—	—	—	—
Julio DiGirolamo (4)	June 30, 2020	—	—	—	—	—	—	—	—
CFO	June 30, 2019	70,150	—	—	—	—	—	—	70,150

	December 31, 2020	—	—	—	—	—	—	—	—
Dan Hrushewsky (5)	June 30, 2020	—	—	—	—	—	—	—	—
Executive VP	June 30, 2019	39,264	—	—	—	—	—	—	39,264

	December 31, 2020	13,500	—	—	—	—	—	—	13,500
John Ryan (6)	June 30, 2020	51,500	—	—	107,731	—	—	71,240(9)	230,471
CEO	June 30, 2019	50,000	—	—	—	—	—	—	50,000

	December 31, 2020	71,390	—	—	—	—	—	—	71,390
Wayne Parsons (7)	June 30, 2020	136,045	—	—	630,532	—	—	1,144,163(10)	1,910,740
CFO	June 30, 2019	—	—	—	—	—	—	—	—

	December 31, 2020	78,201	—	—	—	—	—	—	78,201
Richard Williams	June 30, 2020	134,927	—	—	1,020,869	—	—	2,288,325(11)	3,444,121
President/ Executive Chairman	June 30, 2019	—	—	—	—	—	—	—	—

	December 31, 2020	125,000	—	—	—	—	—	—	125,000
Sam Ash	June 30, 2020	60,000	—	—	—	—	—	158,228(9)	218,228
CEO	June 30, 2019	—	—	—	—	—	—	—	—

(1)	The period ended December 31, 2020 refers to the six-month period ended December 31, 2020.
(2)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion, please refer to Note 10 in the Notes to the Financial Statements herein.
(3)	Howard Crosby was the Company’s CEO and CFO from October 6, 2016 to April 18, 2017, after which he became Executive Vice President until November 2018.
(4)	Julio DiGirolamo was the Company’s CFO from April 18, 2017 to May 22, 2019.
(5)	Dan Hrushewsky was the Company’s Executive Vice President from December 1, 2017 to October 15, 2018.
(6)	John Ryan was the Company’s CEO from October 12, 2018 to April 14, 2020.
(7)	Wayne Parsons became the Company’s CFO on May 22, 2019.
(8)	Sam Ash became the Company’s CEO on April 14, 2020.
(9)	Restricted share units (“RSUs”) granted to Mr.. Ryan are calculated using a share price of C$0.50 on the applicable grant date. RSUs granted to Mr. Ash are calculated using a share price of C$0.73 on the applicable grant date.
(10)	DSUs granted to Mr. Parsons are calculated as follows: 2,500,000 * C$0.65 * 0.7041 (the foreign exchange rate as of date of grant).
(11)	DSUs granted to Mr. Williams are calculated as follows: 5,000,000 * C$0.65 * 0.7041 (the foreign exchange rate as of date of grant)

Grant of Plan Based Awards

On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per Common Share.

On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one Common Share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years.

On September 30, 2020, 200,000 stock options were issued to a consultant of the Company. These options have a 3-year life and are exercisable at C$0.60 per Common Share.

On October 30, 2020, 235,000 stock options were issued to a consultant of the Company. These options expire on December 31, 2022 and are exercisable at C$0.50 per Common Share.

On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per Common Share.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at December 31, 2020, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	40,000	—	—	10.00	May 2, 2022
	270,000	120,000	—	0.60	October 24, 2024	—	—	—	—

Wayne Parsons	295,000	120,000	—	0.60	October 24, 2024
	—	2,000,000	—	0.55	April 20, 2025	—	—	—	—

Richard Williams	—	3,957,659	—	0.55	April 20, 2025	—	—	—	—

Long-Term Incentive and Compensation Plans

In May 2020, and as part of its overall compensation planning, the Board introduced a long term incentive plan (the “Long Term Incentive Plan” or “LTIP”) that provides for time-based RSUs, DSUs, options (“Options”) and performance-based share unit awards (“PSUs”, and collectively with RSUs, DSUs and Options, “Awards”) that may be granted to employees, officers and eligible consultants and directors of the Company and its affiliates. Recipients of Awards are defined as “Participants”.

The aim of the Company’s compensation program is to attract and retain highly qualified executives and to link compensation to performance and shareholder value. This must ensure that the compensation is sufficiently competitive to achieve this objective. The Board considers a number of factors in order to determine compensation, including the Company’s contractual obligations, the individual’s performance and other qualitative aspects of the individual’s performance and achievements, the amount of time and effort the individual will devote to the Company and the Company’s financial resources.

The Company’s compensation program is comprised of:

(a)	A base salary or management fee arrangement and benefits. The base salaries or management fee arrangements and benefits paid to the key executives are not based on any specific formula and are set so as to be competitive with other companies of similar size and state of development in the mineral industry. This base salary also includes sign-on incentives, which may be issued in the form of cash, RSUs, DSUs or Options.
(b)	A short-term incentive program in the form of bonuses. Bonuses are paid to key executives based on individual, team and Company performance and the executive’s position in the Company. Any bonus awards are at the sole discretion of the Board.
(c)	Long Term Incentive Plan. The LTIP consists of DSUs, RSUs, PSUs, and Options which provide the Board with additional long term incentive mechanisms to align the interests of the directors, officers, employees or consultants of the Company with shareholder interests. The LTIP also provides for, among other things, an accelerated vesting of awards in the event of a change in control, thereby aligning the Company’s practices with current corporate governance best practices respecting a change in control.

The Board believe that equity-based compensation plans are the most effective way to align the interests of management with those of shareholders. Long-term incentives must also be competitive and align with the Company’s compensation philosophy.

The Company does not have a pension plan that provides for payments or benefits to its executive officers.

Change of Control Agreements

The Company has provided change of control benefits to certain senior officers to encourage them to continue their employment in the event of a purchase, sale, reorganization, or other significant change in the business. These benefits have a “double trigger” meaning that an event of termination is also required in a change of control to trigger a severance payment.

If the employment agreement of the senior officer is terminated by the (a) Company without just cause, or (b) senior officer for good reason pursuant to the terms of the employment agreement, at any time within 12 months of a change of control, the Company is required to make a lump sum severance payment equal to 24 months of base salary. In addition, at such time all Awards shall be deemed to have vested, and all restrictions and conditions applicable to such Awards shall be deemed to have lapsed and the Awards shall be issued and delivered.

Employment Agreements

The Company has various employment agreements with certain executives, which provide for compensation and certain other benefits and for severance payments under certain circumstances. Certain employment agreements also contain clauses that become effective upon a change of control of the Company, as described above. The Company may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined events in the various employment agreements.

Equity Compensation Plan Information

On April 19, 2011, subject to shareholder approval, which was obtained at the Company’s annual and special meeting of shareholders held on December 21, 2012, the Board approved the adoption of the Liberty Silver Corp. Incentive Share Plan (the “Plan”) under which Common Shares of the Company’s common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals. Under the Plan, the maximum number of Common Shares reserved for issuance shall not exceed 10% of the Common Shares of the Company outstanding from time to time. The purpose of the Plan shall be to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of Common Shares of the Company. In order to maintain flexibility in the award of stock benefits, the Plan constitutes a single plan, but is composed of two parts. The first part is the Share Option Plan which provides grants of both incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. The second part is the Share Bonus Plan which provides grants of shares of Company common stock. The following is intended to be a summary of some of the material terms of the Plan, and is subject to, and qualified in its entirety, by the full text of the Plan.

The Plan

The Plan is a rolling plan, under which the maximum number of Common Shares reserved for issuance under the Share Option Plan, together with the Share Bonus Plan, shall not exceed 10% of the Common Shares outstanding (on a non-diluted basis) at any given time. The purpose of the Plan is to advance the interests of the Company by: (i) providing certain employees, senior officers, directors, or consultants of the Company (collectively, the “Optionees”) with additional performance incentives; (ii) encouraging share ownership by the Optionees; (iii) increasing the proprietary interest of the Optionees in the success of the Company; (iv) encouraging the Optionees to remain with the Company; and (v) attracting new employees, officers, directors and consultants to the Company.

Share Option Plan

The following information is intended to be a brief description and summary of the material features of the Share Option Plan:

(a)	The aggregate maximum number of Common Shares available for issuance from treasury under the Share Option Plan, together with the Share Bonus Plan, at any given time is 10% of the outstanding Common Shares as at the date of grant of an option under the Plan, subject to adjustment or increase of such number pursuant to the terms of the Plan. Any Common Shares subject to an option which has been granted under the Share Option Plan and which has been surrendered, terminated, or expired without being exercised, in whole or in part, will again be available under the Plan.

(b)	The exercise price of an option shall be determined by the Board at the time each option is granted, provided that such price shall not be less than the closing price of the Common Shares on the principal stock exchange(s) upon which the Common Shares are listed and posted for trading on the trading day immediately preceding the day of the grant of the option.

(c)	Options granted to persons conducting Investor Relations Activities (as defined in the Plan) for the Company must vest in stages over twelve months with no more than ¼ of the options vesting in any three-month period.

(d)	In the event an Optionee ceases to be eligible for the grant of options under the Share Option Plan, options previously granted to such person will cease to be exercisable within a period of 12 months following the date such person ceases to be eligible under the Plan.

(e)	In the event that a take-over bid or issuer bid is made for all or any of the issued and outstanding Shares, then the Board may, by resolution, permit all options outstanding to become immediately exercisable in order to permit Common Shares issuable under such options to be tendered to such bid.

Share Bonus Plan

The following information is intended to be a brief description and summary of the material features of the Share Bonus Plan:

(a)	Participants in the Share Bonus Plan shall be directors, officers, employees, or consultants of the Company who, by the nature of their positions are, in the opinion of the Board and upon the recommendation of the President of the Company, in a position to contribute to the success of the Company.
(b)	The determination regarding the amount of bonus Common Shares issued pursuant to the Share Bonus Plan will take into consideration the Optionee’s present and potential contribution to the success of the Company and shall be determined from time to time by the Board. However, in no event shall the number of bonus Common Shares pursuant to the Share Bonus Plan, together with the Share Option Plan, exceed 10% of the issued and outstanding Common Shares in the aggregate.

General Features of the Plan

In addition to the above summaries of the Share Option Plan and the Share Bonus Plan, the following is intended to be a brief description and summary of some of the general features of the Plan:

(a)	The aggregate number of Common Shares reserved pursuant to the Plan for issuance to insiders of the Company within any twelve-month period, under all security-based compensation arrangements of the Company, shall not exceed 10% of the total number of Common Shares then outstanding.
(b)	The aggregate number of Common Shares reserved for issuance pursuant to the Plan to any one person in any twelve-month period shall not exceed 5% of the total number of Common Shares outstanding from time to time, unless disinterested shareholder approval is obtained pursuant to the policies of the Company’s principal stock exchange(s) upon which the Common Shares are listed and posted for trading or any stock exchange or regulatory authority having jurisdiction over the securities of the Company. No more than 2% of the outstanding Common Shares may be granted to any one Consultant (as defined in the Plan) in any twelve-month period, or to persons conducting Investor Relations Activities (as defined in the Plan) in any twelve-month period.

RSU Plan

On March 25, 2020, the Board of the Company approved the adoption of the Company’s Restricted Stock Unit Incentive Plan (the “RSU Plan”) under which RSUs of the Company, whereby each RSU represents the right to receive one Common Share, have been reserved for purposes of possible future issuances of RSUs. The RSU Plan is intended to enhance the Company’s ability to attract and retain highly qualified officers, directors, key employees, consultants and other persons, and to motivate such officers, directors, key employees, consultants and other persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the RSU Plan provides for the grant of RSUs and any of these awards of RSUs (“RSU Awards”) may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals of the Company.

The following information is intended to be a brief description and summary of the material features of the RSU Plan:

(a)	The maximum number of Common Shares available for issuance under the RSU Plan shall be 7,249,278, subject to adjustment or increase of such number pursuant to the terms of the RSU Plan.
(b)	The number of Common Shares to be issued under the RSU Plan shall not exceed 10% of the total number of the issued and outstanding Common Shares.
(c)	In the event that an RSU Award is exercised for Common Shares, the Common Shares reserved for issuance in connection with such RSU Award will be returned to the pool of available Common Shares authorized for issuance under the RSU Plan and will be available for reservation pursuant to a new RSU Award grant.
(d)	RSU Awards may be made under the RSU Plan to any employee, director or consultant of the Company, as the Board shall determine and designate from time to time.
(e)	RSU Awards granted under the RSU Plan may, in the discretion of the Board, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other RSU Award or any award granted under another plan of the Company.
(f)	At the time a grant of RSUs is made, the Board may, in its sole discretion, establish a vesting period applicable to such RSUs, and each RSU Award may be subject to a different vesting period.

DSU Plan

On April 21, 2020, the Board approved the adoption of the Company’s Deferred Share Unit Plan (the “DSU Plan”), pursuant to which the Board may grant DSUs to eligible persons under the DSU Plan. Each DSU entitles the grantee to receive on vesting an amount equal to: (A) the number of vested DSUs elected to be redeemed multiplied by (B) the fair market value of the Common Shares less (C) any applicable withholdings pursuant to the DSU Plan. The purposes of the DSU Plan are to: (i) align the interests of directors of the Company with the long term interests of shareholders of the Company; and (ii) allow the Company to attract and retain high quality directors.

The following information is intended to be a brief description and summary of the material features of the DSU Plan:

(a)	A committee of directors of the Company appointed by the Board to administer the DSU Plan may grant DSUs to any director of the Company in its sole discretion.
(b)	Awards may be made under the DSU Plan to any director of the Company, as the committee appointed by the Board shall determine and designate from time to time.
(c)	Should the Common Shares no longer be publicly traded at the relevant time such that the fair market value of the Common Shares cannot be determined in accordance with the formula set out in the definition of that term pursuant to the DSU Plan, the fair market value of a Common Share shall be determined by the committee appointed by the Board in its sole discretion.
(d)	At the time a grant of DSUs is made, the committee appointed by the Board may, in its sole discretion, establish a vesting period applicable to such DSUs.

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

The following table provides a summary of compensation paid to directors during the six months ended December 31, 2020.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
Dickson Hall	—	—	—	—	—	—	—
John Ryan	13,500	—	—	—	—	—	13,500
Wayne Parsons	71,390	—	—	—	—	—	71,390
Hugh Aird	18,223	—	—	—	—	—	18,223
Richard Williams	78,201	—	—	—	—	—	78,201
Pam Saxton	7,000	—	—	—	—	31,135	38,135
Cassandra Joseph	11,290	—	—	—	—	31,135	42,425

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion, please refer to Note 10 in the Notes to the Financial Statements herein.
(2)	RSUs granted to each of Mses. Saxton and Joseph are calculated using a share price of C$0.485 on the applicable grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,015,159	$0.62	6,296,548

Equity compensation plans not approved by security holders	-	-	-

Total	8,015,159	$0.62	6,296,547

	Number of securities to be issued upon exercise of outstanding RSUs and DSUs	Weighted average grant date price of outstanding RSUs and DSUs	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
RSU Plan	988,990	$0.43	6,260,288

DSU Plan	7,500,000	$0.65	N/A

Total	8,488,990	$0.63	6,260,288

Security Ownership of Certain Beneficial Owners

The following table sets forth as of March 31, 2021, the name and the number of shares of the Company’s common stock, par value $0.000001 per Common Share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each director and significant employee, and of all executive officers and directors and significant employees as a group.

Title and Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common	Dickson Hall (1) 1890 Waterloo St. Vancouver, BC V6R 3G4 Canada	Common Shares 150,000	0.09%
Common	Wayne Parsons (1)	Common Shares 5,011,672	3.06%
Common	David Wiens (1)	Common Shares 208,860	0.13%
Common	Sam Ash (1)	Common Shares 286,003	0.17%
Common	Richard Williams (1)	Common Shares 1,330,286	0.81%
Common	Pam Saxton (1)	Common Shares NIL	0.00%
Common	Cassandra Joseph (1)	Common Shares NIL	0.00%
Common	Sebastian Marr	Common Shares 11,615,200	7.10%
Common	Gemstone 102 Ltd.	Common Shares 12,558,393	7.68%
Common	ASA Gold and Precious Metals Limited	Common Shares 12,964,957	7.93%

(1)	Director, Officer or Significant Employee of Company

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

Director Independence

The Company’s common stock is currently traded on the CSE, under the symbol BNKR, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Pam Saxton, Cassandra Joseph, Dickson Hall, and Wayne Parsons are currently the only “independent” directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the six months ended December 30, 2020 and year ended June 30, 2020, and is expected to serve in that capacity for the ensuing year 2021. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the six months ended December 31, 2020 and year ended June 30, 2020 are summarized in the following table:

	Six Months Ended December 31, 2020	Year Ended June 30, 2020
Audit	$115,272	62,179
Audit related	28,432	22,180
Tax	34,118	—
All other	13,160	7,012
Total	$190,982	91,371

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s financial statements during the six months ended December 31, 2020 and fiscal year ended June 30, 2020 are $28,432 and $22,180, respectively.

Tax Fees

The aggregate fees billed by MNP, LLP for tax compliance, advice and planning during the six months ended December 31, 2020 are $34,118. MNP, LLP did not bill the Company for tax compliance, advice and planning related to the fiscal year ended June 30, 2020.

All Other Fees

The aggregate fees billed by MNP, LLP for all other professional services during the six months ended December 31, 2020 are $13,160. MNP, LLP did not bill the Company for other professional services related to the fiscal year ended June 30, 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Amended and Restated Articles of Incorporation of Liberty Silver Corp.*
3.2	Certificate of Change dated May 1, 2019*
3.3	Certificate of Amendment dated September 11, 2020*
4.1	Warrant Indenture dated as of August 14, 2020*
10.1	Mining Lease with Option to Purchase, by and between Liberty Silver Corp. and Placer Mining Corporation, dated August 17, 2017 (included as exhibits to Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).
10.2	First Amendment to the Amended and Restated Loan Agreement and Notice, dated January 20, 2017 (included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2017).
10.3	Settlement Agreement with EPA*
10.4	Lease with Option to Purchase dated November 1, 2017*
10.5	Lease Amendment*
10.6	Clarification and Second Amendment to Lease*
10.7	Reinstatement and Amendment to Lease*
10.8	Fourth Amendment to Lease*
10.9	Notice of intention to extend the Lease*
10.10	Second Agreement to Extend Lease*
10.11	Notice of Lease Extension*
10.12	Employment agreement dated April 14, 2020 between the Company and Sam Ash*
10.13	Employment agreement dated November 30, 2020 between the Company and David Wiens*
21.1	List of Subsidiaries*
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101*	SCH XBRL Schema Document *
101*	INS XBRL Instance Document *
101*	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101*	LAB XBRL Taxonomy Extension Label Linkbase Document *
101*	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101*	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2021	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	March 31, 2021	By:	/s/ David Wiens
		Name:	David Wiens
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 31, 2021	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	March 31, 2021	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	March 31, 2021	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Director

Date:	March 31, 2021	By:	/s/ Cassandra Joseph
		Name:	Cassandra Joseph
		Title:	Director

Date:	March 31, 2021	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

