Form 10-Q
period 2021-03-31
Bunker Hill Mining Corp.
filed 2021-05-17
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the [X ]Yes [  ] No

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price on March 31, 2021: CDN$57,241,968. As a result of the change in fiscal year end from the last day of June to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021, the reporting period for this Form 10-Q represents the first quarter for the fiscal year ended December 31, 2021.

As of May 14, 2021, the Issuer had 163,704,237 Common Shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KT for the six months ended December 31, 2020, and all amendments thereto.

2

BUNKER HILL MINING CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2021

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	As at	As at
	March 31,	December 31,
	2021	2020

ASSETS

Current assets
Cash and cash equivalents	$5,513,398	$3,568,661
Accounts receivable	123,216	100,032
Prepaid expenses	375,647	376,925
Total current assets	6,012,261	4,045,618

Non-current assets
Equipment (note 3)	405,897	435,727
Right-of-use assets (note 4)	132,136	158,731
Long term deposit (note 5)	2,068,939	2,068,939
Mining interests (note 5)	1	1
Total assets	$8,619,234	$6,709,016

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 5 and 14)	$1,816,740	$2,392,761
Accrued liabilities (notes 5 and 13)	10,979,119	10,560,884
DSU liability (note 11)	1,024,590	1,110,125
Current portion of lease liability (note 8)	119,146	114,783
Total current liabilities	13,939,595	14,178,553

Non-current liabilities
Lease liability (note 8)	31,687	61,824
Derivative warrant liability (notes 7 and 9)	17,343,963	24,006,236
Total liabilities	31,315,245	38,246,613

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized;163,548,480 and 143,117,068 common shares issued and outstanding, respectively (note 9)	163	143
Additional paid-in-capital (note 9)	37,554,890	34,551,133
Deficit accumulated during the exploration stage	(60,251,064)	(66,088,873)
Total shareholders’ deficiency	(22,696,011)	(31,537,597)
Total shareholders’ deficiency and liabilities	$8,619,234	$6,709,016

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income and Comprehensive Income

(Expressed in United States Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Operating expenses
Operation and administration (notes 9, 10 and 11)	$837,945	$183,724
Exploration	3,088,302	915,741
Legal and accounting	219,108	62,408
Consulting (note 14)	478,619	201,087
Loss from operations	(4,623,974)	(1,362,960)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 9)	10,475,376	10,845,404
Accretion expense (notes 6 and 7)	-	(108,250)
Gain (loss) on foreign exchange	42,553	(10,574)
Interest expense (notes 6 and 7)	-	(52,616)
Loss on loan extinguishment (note 6)	-	(9,407)
Loss on debt settlement (note 9)	(56,146)	-
Net income and comprehensive income for the period	$5,837,809	$9,301,597

Net income per common share - basic (note 12)	$0.04	$0.13
Net income per common share - fully diluted (note 12)	$0.04	$0.10
Weighted average number of common shares - basic (note 12)	154,102,811	74,242,891
Weighted average number of common shares - fully diluted (note 12)	155,192,827	97,578,527

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Operating activities
Net income for the period	$5,837,809	$9,301,597
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	534,528	85,891
Depreciation expense	56,425	28,213
Change in fair value of warrant liability	(10,475,376)	(10,845,404)
Accretion expense	-	108,250
Loss on loan extinguishment	-	9,407
Interest expense on lease liability	4,210	6,443
Foreign exchange gain on re-translation of lease liability	2,015	(19,676)
Loss on debt settlement	56,146	-
Changes in operating assets and liabilities:
Accounts receivable	(23,184)	(12,587)
Prepaid expenses	1,278	4,813
Accounts payable	(576,021)	(251,272)
Accrued liabilities	550,235	477,142
Interest payable	-	52,616
Net cash used in operating activities	(4,031,935)	(1,054,567)

Investing activities
Purchase of machinery and equipment	-	(36,570)
Net cash used in investing activities	-	(36,570)

Financing activities
Proceeds from issuance of common stock	6,008,672	1,240,788
Shares to be issued	-	86,845
Lease payments	(32,000)	(32,455)
Proceeds from promissory note	-	75,727
Repayment of promissory note	-	(158,094)
Net cash provided by financing activities	5,976,672	1,212,811
Net change in cash and cash equivalents	1,944,737	121,674
Cash and cash equivalents, beginning of period	3,568,661	82,558
Cash and cash equivalents, end of period	$5,513,398	$204,232

Supplemental disclosures
Non-cash activities:
Units issued to settle accrued liabilities	$188,607	$-
Common stock issued to settle convertible loan	$-	$300,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

	Common stock		Additional	Shares to	Deficit accumulated during the exploration
	Shares	Amount	paid-in-capital	be issued	stage	Total
Balance, December 31, 2019	69,817,196	$70	$27,008,634	$-	$(50,343,441)	$(23,334,737)
Stock-based compensation	-	-	85,891	-	-	85,891
Shares issued at $0.42 per share (i)	2,991,073	3	1,256,851	-	-	1,256,854
Shares issued for debt settlement at $0.42 per share (i)	696,428	1	299,999	-	-	300,000
Finder’s units issued	3,315,200	3	125,177	-	-	125,180
Finder’s warrants issued	-	-	50,223	-	-	50,223
Issue costs	-	-	(271,165)	-	-	(271,165)
Shares to be issued	-	-	-	86,845	-	86,845
Net income for the period	-	-	-	-	9,301,597	9,301,597
Balance, March 31, 2020	76,819,897	$77	$28,555,610	$86,845	$(41,041,844)	$(12,399,312

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	620,063	-	-	620,063
Units issued at $0.32 per unit (ii)	19,576,360	20	6,168,049	-	-	6,168,069
Units issued for debt settlement at $0.45 per unit (iii)	417,720	-	188,145	-	-	188,145
Shares issued for RSUs vested	437,332	-	-	-	-	-
Issue costs	-	-	(159,397)	-	-	(159,397)
Warrant valuation	-	-	(3,813,103)	-	-	(3,813,103)
Net income for the period	-	-	-	-	5,837,809	5,837,809
Balance, March 31, 2021	163,548,480	$163	$37,554,890	$-	$(60,251,064)	$(22,696,011)

(i) Shares issued at C$0.56, converted to US at $0.42 (note 9)

(ii) Units issued at C$0.40, converted to US at $0.32 (note 9)

(iii) Units issued at $0.57, converted to US at $0.45 (note 9)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

1. Nature and continuance of operations and going concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017 the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities. It continues to work at developing its project with a view towards putting it into production.

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $60,251,064 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets and debt financing. These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of epidemics, pandemics, or other health crises, including the recent outbreak of respiratory illness caused by the novel coronavirus (“COVID19”). The Company cannot accurately predict the impact COVID19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the six months ended December 31, 2020. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

3. Equipment

Equipment consists of the following:

	March 31,	December 31,
	2021	2020

Equipment	$509,279	$509,279
	509,279	509,279
Less accumulated depreciation	(103,382)	(73,552)
Equipment, net	$405,897	$435,727

The total depreciation expense during the three months ended March 31, 2021 was $29,830 (three months ended March 31, 2020 - $2,281).

4. Right-of-use asset

Right-of-use asset consists of the following:

	March 31,	December 31,
	2021	2020

Office lease	$319,133	$319,133
Less accumulated depreciation	(186,997)	(160,402)
Right-of-use asset, net	$132,136	$158,731

The total depreciation expense during the three months ended March 31, 2021 was $26,595 (three months ended March 31, 2020 - $25,932).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

5. Mining interests

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

Under the terms of the Agreement, the Company was required to make a $1,000,000 bonus payment to Placer Mining no later than October 31, 2017, which payment was made, along with two additional $500,000 bonus payments in December 2017. The 24month lease commenced November 1, 2017. During the term of the lease, the Company was to make $100,000 monthly mining lease payments, paid quarterly.

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

On November 13, 2018, the Company announced that it was successful in renewing the Agreement, effectively with the original Agreement intact, except that monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at March 31, 2021, the Company has accrued for a total of $nil (December 31, 2020 - $nil), which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

5. Mining interests (continued)

Bunker Hill Mine Complex (continued)

On November 1, 2019, the Agreement was amended (the “Amended Agreement”). The key terms of the Amended Agreement are as follows:

●	The lease period was extended for an additional period of nine months to August 1, 2020, with the option to extend for a further six months based upon payment of a one-time $60,000 extension fee (extended);
●	The Company will make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase; and
●	The purchase price is set at $11,000,000 for 100% of the Bunker Assets to be paid with $6,200,000 in cash, and $4,800,000 in common shares. The purchase price also includes the negotiable United States Environmental Protection Agency (“EPA”) costs of $20,000,000. The Amended Agreement provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the Amended Agreement, the Company paid a onetime, nonrefundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option. In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

On July 27, 2020, the Company extended the lease with Placer Mining for a further 18 months for a $150,000 extension fee. This extension expires on August 1, 2022.

On November 20, 2020, the Company signed a further amendment to the Amended Agreement. Under the terms of this amendment:

●	The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase;
●	The purchase price was reduced to $7,700,000 in cash, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Bunker Assets as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in common shares. The reference price for the payment in common shares will be based on the common share price of the last equity raise before the option is exercised;
●	The Company’s contingent obligation to settle $1,787,300 of accrued payments due to Placer Mining has been waived. As a result, the Company recorded a gain on settlement of accounts payable of $1,787,300 during the six months ended December 31, 2020; and
●	The Company is to make an advance payment of $2,000,000 (paid) to Placer Mining which shall be credited toward the purchase price if and when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. The amount has been recorded as a long term deposit. This payment had the effect of decreasing the remaining amount payable to purchase the Bunker Assets to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

5. Mining interests (continued)

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

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. The Company also has received invoices from the EPA for additional water treatment charges for the periods from December 2017 to October 2019. A total of $2,309,388 was outstanding as at March 31, 2021 (December 31, 2020 - $2,309,388). The Company received the supporting details from the EPA and began the process of reconciling and reviewing these invoices in September 2020. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at March 31, 2021, the interest accrued on the unpaid EPA balance is $210,522 (December 31, 2020 - $162,540).

As of March 31, 2021, the Company has accrued an estimate for additional water treatment charges based on 2018 and 2019 invoices received from the EPA, for a total of an additional annual accrual of $640,000. The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $11,506,577 (December 31, 2020 - $11,298,594).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

6. Convertible loan payable

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

During the year ended June 30, 2019, Hummingbird agreed to extend the scheduled maturity date of the loan to June 30, 2020. This was accounted for as a loan extinguishment which resulted in the recording of a net loss on loan extinguishment.

In June 2019, the Company settled $100,000 of the Additional Amount by issuing 2,660,000 common shares, which resulted in the recording of a net loss on loan extinguishment.

In February 2020, the Company settled $300,000 of the Additional Amount by issuing 696,428 common shares, which resulted in the recording of a net loss on loan extinguishment of $9,407.

In June 2020, Hummingbird agreed to extend the scheduled maturity date of the loan to July 31, 2020.

In October 2020, the Company settled the full amount of the outstanding loan by issuing 5,572,980 common shares at a deemed price of C$0.49 based on the fair value of the shares issued. As a result, the Company recorded a gain on debt settlement.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

6. Convertible loan payable (continued)

The Company has accounted for the conversion features and warrants in accordance with ASC Topic 815. The conversion features and warrants are considered derivative financial liabilities as they are convertible into common shares at a conversion price denominated in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of the conversion features and warrants was determined on the date of issuance and marked to market at each financial reporting period.

Accretion expense for the three months ended March 31, 2021 was $nil (three months ended March 31, 2020 - $37,713) based on effective interest rate of 16% after the loan extension.

Interest expense for the three months ended March 31, 2021 was $nil (three months ended March 31, 2020 - $43,616). As at March 31, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

Amount

Balance, December 31, 2019	$1,815,500
Accretion expense	75,093
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Loan extinguishment	(1,600,000)
Balance, December 31, 2020 and March 31, 2021	$-

7. Promissory notes payable

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

During the six months ended December 31, 2020, the Company repaid $110,658 of the promissory note and settled the remaining balance of $218,281 (C$288,000), which included interest payable of $28,939, in full by issuing 822,857 August 2020 Units (as defined in note 9).

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

7. Promissory notes payable (continued)

(i) (continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	December 31, 2020	March 31, 2021
Expected life	317 days	227 days
Volatility	100%	100%
Risk free interest rate	0.64%	0.59%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$40,999	$10,688
Change in derivative liability		$30,311

April 2020 issuance	December 31, 2020	March 31, 2021
Expected life	317 days	227 days
Volatility	100%	100%
Risk free interest rate	0.27%	0.26%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$58,373	$20,803
Change in derivative liability		$37,570

Accretion expense for the three months ended March 31, 2021 was $nil (three months ended March 31, 2020 - $70,537) based on an effective interest rate of 11% after the loan extension.

Interest expense for the three months ended March 31, 2021 was $nil (three months ended March 31, 2020 - $9,000). As at March 31, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

8. Lease liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of March 31, 2021:

Office lease

Balance, December 31, 2019	$274,981
Addition	-
Interest expense	22,156
Lease payments	(123,098)
Foreign exchange loss	2,568
Balance, December 31, 2020	176,607
Addition	-
Interest expense	4,210
Lease payments	(32,000)
Foreign exchange loss	2,016
Balance, March 31, 2021	150,833
Less: current portion	(119,146)
Long-term lease liability	$31,687

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total

Base rent	$162,048	$27,008	$-	$189,056
Additional rent	150,060	25,009	-	175,069
	$312,108	$52,017	$-	$364,125

The monthly rental expenses are offset by rental income obtained through a series of short term subleases held by the Company.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

●	750,000,000 common shares with a par value of $0.000001 per common share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

On February 26, 2020, the Company closed a non-brokered private placement, issuing 2,991,073 common shares of the Company at C$0.56 per common share for gross proceeds of C$1,675,000 ($1,256,854) and incurring financing costs of $95,763, and issuing 239,284 broker warrants. Each broker warrant entitles the holder to acquire one common share at a price of C$0.70 per common share for a period of two years. The Company also issued 696,428 common shares for $300,000 which was applied to reduce the principal amount owing under the convertible loan facility (see note 6).

During the three months ended March 31, 2020, the Company issued 1,403,200 June 2019 Units and 1,912,000 August 2019 Units at a deemed price of C$0.05 as finder’s fees with a total value of C$165,760 ($125,180) to a shareholder of the Company.

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

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

In the August 2020 Offering, the fair value of warrants, which are treated as a liability and fair value accounted for, were greater than gross proceeds. As a result, a loss of $940,290 has been recognized and $947,156 of total share issue costs were also expensed.

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

In February 2021, the Company closed a non-brokered private placement of units of the Company (the “February 2021 Offering”), issuing 19,576,360 units of the Company (“February 2021 Units”) at C$0.40 per February 2021 Unit for gross proceeds of $6,168,069 (C$7,830,544). Each February 2021 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (each, an “February 2021 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.60 per common share for a period of five years. In connection with the February 2021 Offering, the Company incurred share issuance costs of $159,397 and issued 351,000 compensation options (the “February 2021 Compensation Options”). Each February 2021 Compensation Option is exercisable into one February 2021 Unit at an exercise price of C$0.40 for a period of three years.

The Company also issued 417,720 February 2021 Units to settle $132,000 of accrued liabilities at a deemed price of $0.45 based on the fair value of the units issued. As a result, the Company recorded a loss on debt settlement of $56,146.

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of income and comprehensive income as a gain or loss and is estimated using the Binomial model.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at March 31, 2021:

February 2021 issuance	February 9 and 16, 2021	March 31, 2021
Expected life	1826 days	1776 days
Volatility	100%	100%
Risk free interest rate	0.49%	0.83%
Dividend yield	0%	0%
Share price	$0.27 and $0.29	$0.28
Fair value	$3,813,103	$3,687,179
Change in derivative liability		$125,924

The warrant liabilities as a result of the August 2018, November 2018, June 2019, August 2019, and August 2020 private placements were revalued as at March 31, 2021 and December 31, 2020 using the Binomial model and the following assumptions:

August 2018 issuance	December 31, 2020		March 31, 2021
Expected life		221 days		131 days
Volatility		100%		100%
Risk free interest rate		1.23%		1.15%
Dividend yield		0%		0%
Share price		$0.41		$0.28
Fair value	$	nil	$	nil
Change in derivative liability			$	nil

November 2018 issuance	December 31, 2020	March 31, 2021
Expected life	332 days	242 days
Volatility	100%	100%
Risk free interest rate	1.09%	1.15%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$52,540	$12,840
Change in derivative liability		$39,700

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

June 2019 issuance (i)	December 31, 2020	March 31, 2021
Expected life	1826 days	1736 days
Volatility	100%	100%
Risk free interest rate	0.85%	1.15%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$3,438,839	$2,098,336
Change in derivative liability		$1,340,503

(i) In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	December 31, 2020	March 31, 2021
Expected life	213-1826 days	123-1736 days
Volatility	100%	100%
Risk free interest rate	0.81%	0.72%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$5,922,270	$3,504,971
Change in derivative liability		$2,417,299

(ii) In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

August 2020 issuance	December 31, 2020	March 31, 2021
Expected life	973 days	883 days
Volatility	100%	100%
Risk free interest rate	1.31%	0.30%
Dividend yield	0%	0%
Share price	$0.41	$0.28
Fair value	$14,493,215	$8,009,146
Change in derivative liability		$6,484,069

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2019	36,452,284	$0.48	$0.27
Issued	3,554,484	0.28	0.03
Balance, March 31, 2020	40,006,768	$0.45	$0.11

Balance, December 31, 2020	95,777,806	$0.54	$0.08
Issued	19,994,080	0.60	0.19
Balance, March 31, 2021	115,771,886	$0.55	$0.10

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

August 1, 2021	0.25	2,752,900	2,752,900
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580

		115,771,886	115,771,886

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Broker options

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2019 and March 31, 2020	-	$-

Balance, December 31, 2020	3,239,907	$0.35
Issued - February 2021 Compensation Options	351,000	0.40
Balance, March 31, 2021	3,590,907	$0.35

(i) The grant date fair value of the February 2021 Compensation Options were estimated at $68,078 using the Black-Scholes valuation model with the following underlying assumptions:

Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
0.26%	0%	100%	C$0.35	3 years

	Exercise	Number of
Expiry date	price (C$)	broker options	Fair value ($)

August 31, 2023 (i)	0.35	3,239,907	521,993
February 16, 2024 (ii)	0.40	351,000	68,078
		3,590,907	590,071

(i) Exercisable into one August 2020 Unit

(ii) Exercisable into one February 2021 Unit

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended March 31, 2021:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2019 and March 31, 2020	1,692,500	$1.27

Balance, December 31, 2020	8,015,159	$0.62
Granted (iv)	1,037,977	0.34
Balance, March 31, 2021	9,053,136	$0.58

(i) On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $23,813 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $85,891), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(ii) On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options was estimated at $1,536,764. The vesting of these options results in stock-based compensation of $197,342 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(iii) On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options was estimated at $52,909. The vesting of these options resulted in stock-based compensation of $19,460 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(iv) On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $73,346 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options (continued)

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years
(iv)	0.64%	0%	100%	C$0.34	5 years

The following table reflects the actual stock options issued and outstanding as of March 31, 2021:

	Weighted average		Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
10.00	1.09	47,500	47,500	258,013
0.50	1.75	235,000	235,000	46,277
0.60	2.50	200,000	100,000	52,909
0.60	3.57	1,575,000	975,000	435,069
0.55	4.05	5,957,659	-	1,536,764
0.335	4.89	1,037,977	273,271	204,213
		9,053,136	1,630,771	2,533,245

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

10. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the periods ended March 31, 2021:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2019 and March 31, 2020	-	$-
Unvested as at December 31, 2020	988,990	$0.39
Granted (v)	735,383	0.41
Vested	(437,332)	0.41
Unvested as at March 31, 2021	1,287,041	$0.39

(i) On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $26,968 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $9,148 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(iii) On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $7,996 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(iv) On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs results in stock-based compensation of $49,112 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(v) On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. Of the 735,383 RSUs, 245,128 RSUs vested immediately, and the remaining 490,255 RSUs vested in 1/12 increments per month. The vesting of these RSUs results in stock-based compensation of $212,878 for the three months ended March 31, 2021 (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

11. Deferred share units

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

The following table summarizes the DSU activity during the periods ended March 31, 2021:

Weighted
average
grant date
fair value
	Number of		per share
	shares		(C$)

Unvested as at December 31, 2019 and March 31, 2020	-		$-

Unvested as at December 31, 2020 and March 31, 2021	7,500,000	(i)	$0.65

(i) On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the three months ended March 31, 2021, the Company recognized $85,535 recovery of stock-based compensation related to the DSUs (three months ended March 31, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

12. Income per share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, RSUs and DSUs. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Net income and comprehensive income for the period	$5,837,809	$9,301,597

Basic income per share
Weighted average number of common shares - basic	154,102,811	74,242,891
Net income per share - basic	$0.04	$0.13

Diluted income per share
Weighted average number of common shares - basic	154,102,811	74,242,891
Diluted effect:
Warrants, broker options, and stock options	1,090,016	23,335,636
Weighted average number of common shares - fully diluted	155,192,827	97,578,527
Net income per share - fully diluted	$0.04	$0.10

13. Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 5, the Company is required to make monthly payment of $60,000 for care and maintenance.

As stipulated in the agreement with the EPA and as described in note 5, the Company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at March 31, 2021, $11,506,577 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to discuss an amendment to or deferral of these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of short term subleases held by the Company. See note 8.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

14. Related party transactions

Compensation of key management personnel

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Consulting fees	$324,619	$69,755

At March 31, 2021, $171,223 is owed to key management personnel (December 31, 2020 - $45,000) with all amounts included in accounts payable and accrued liabilities.

Share subscriptions

During the three months ended March 31, 2021, the CEO of the Company subscribed for 208,860 units in the February 2021 Offering.

During the three months ended March 31, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to the CFO.

During the three months ended March 31, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to a consultant that is deemed to be a related party.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three Months Ended March 31, 2021

(Expressed in United States Dollars)

Unaudited

15. Financial instruments

Fair values

The carrying amounts reported in the condensed interim consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, DSU liability and lease liability, all of which are financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the period ended March 31, 2021 and year ended December 31, 2020.

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

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements”, which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects “and the like often identify such forward looking statements, but are not the only indication that a statement is a FORWARD-LOOKING statement. Such forward looking statements include statements concerning THE COMPANY’S plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company’s other filings with the UNITED STATES SECURITIES AND EXCHANGE COMMISSION (“SEC”). NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Company” refers to Bunker Hill Mining Corp. and its consolidated subsidiaries, except where the context requires otherwise. You should read this discussion in conjunction with the Company’s consolidated financial statements, the related MD&A and the discussion of our Business and Properties in its report on Form 10-KT for the six months ended December 31, 2020, filed with the SEC. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Special Note of Caution Regarding Forward-Looking Statements” above for further discussion). References to “Notes” are Notes included in the Company’s Notes to Interim Condensed Consolidated Financial Statements (Unaudited).

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic (“COVID-19”) in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible. As long as they are required, the operational practices implemented could have an adverse impact on our results. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year.

Description of Business

Corporate Information

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

Current Operations

Overview

The Company was incorporated for the purpose of engaging in sustainable mineral exploration, development and mining activities. The Company’s sole focus is the Bunker Hill mine and assets related thereto (the “Mine”), as described below.

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

Under the terms of the Amended Agreement, during the term of the lease, the Company must make care and maintenance payments in the amount of $60,000 monthly plus other expenses, i.e., taxes, utilities and mine rescue payments.

On July 27, 2020, the Company announced that it secured, for a $150,000 cash payment, a further extension to the Lease and Option, Amended and Extension Agreements to purchase the Mine from Placer Mining (the “Second Extension”). The Second Extension is for a further 18 months and is in addition to the 6-month extension. This Second Extension expires on August 1, 2022.

On November 20, 2020, the Company successfully renegotiated the Amended Agreement. Under the new terms, the purchase price has been decreased from $11,000,000 to $7,700,000, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in Common Shares of the Company. The reference price for the payment in Common Shares will be based on the share price of the last equity raise before the option is exercised. The Company will continue to make a monthly care and maintenance payment of $60,000 to the Lessor in return for on-going technical support to the Company. Under this amendment to the Amended Agreement, the Company’s contingent obligation to settle $1,787,300 of accrued payments due to the Lessor has been waived. Further, under the amendment to the Amended Agreement, the Company is to make an advance payment of $2,000,000 to Placer Mining, which shall be credited toward the purchase price of the Mine when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. The Company made this advance payment, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

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

It is anticipated that it may be necessary to obtain the following environmental permits or approved plans:

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

Completed Work and Future Plan of Operations

Officer Appointment

Effective as of January 12, 2021, the Board appointed Mr. David Wiens to the role of Chief Financial Officer and Corporate Secretary of the Company, replacing Mr. Wayne Parsons, who continues to serve on the Board.

Financing Transaction

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

Mineral Resources and Exploration

Concurrent with the digitization work, and since March 2020, the Company has been working systematically to bring a number of mineralized zones into accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) through drilling and channel sampling of the open stopes. This work focused upon the mineralization that is closest to the existing infrastructure and above the current water-level.

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

On May 3, 2021, the Company filed a technical report entitled “Technical Report for the Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” with an effective date of March 22, 2021 prepared in accordance with NI 43-101 in support of such mineral resources estimate. Further details regarding the Company’s mineral resources estimate, including estimation methodologies, can be found in the technical report filed on EDGAR and SEDAR.

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

Water Management Optimization

The EPA currently provides mine water treatment services for the Mine to ensure compliance with existing discharge standards. This is done via its management of the EPA’s Central Treatment Plant (“CTP”), located adjacent and downstream to the Mine. Although it also treats other contaminated water collected from other sources in the vicinity, with respect to its service to the Mine, this facility treats all the water that exits the Kellogg Tunnel before it is discharged into the South Fork of the Coeur D’Alene River.

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

Bunker Hill Mine Re-start Developments and Preliminary Economic Assessment

In November 2020, the Company launched a Preliminary Economic Assessment (“PEA”) to assess the potential for a rapid re-start of the Mine for minimal capital by focusing on the de-watered upper areas of the Mine, utilizing existing infrastructure, and based on truck haulage and toll milling methods.

To support the Company’s strategy of targeting a rapid production re-start as outlined above, development drilling subsequent to November 2020 focused on targets in the upper levels of the Mine located in close proximity to existing infrastructure, aimed at expanding the resource base for the PEA.

In January 2021, the Company reported continued progress towards completing a PEA and further detailed the potential parameters of the re-start, including: i) low up-front capital costs through utilization of existing infrastructure, potentially enabling a rapid production re-start; ii) a staged approach to mining, potentially supporting a long-life operation; iii) underground processing and tailings deposition with potential for high recovery rates; iv) development of a sustainable operation with minimal environmental footprint; and v) potential increase in the existing resource base.

On April 20, 2021, the Company reported the results of its PEA for the Mine. The PEA contemplates a $42 million initial capital cost (including 20% contingency) to rapidly restart the Mine, generating approximately $20 million of annual average free cash flow over a 10-year mine life, and producing over 550 million pounds of zinc, 290 million pounds of lead, and 7 million ounces of silver at all-in sustaining costs of $0.65 per payable pound of zinc (net of by-products). The PEA contemplates a low environmental footprint, long-term water management solution, and significant positive economic impact for the Shoshone County, Idaho community. The PEA is based on the mineral resources estimate described above and published on March 22, 2021, following the drilling program conducted in 2020 and early 2021 to validate the historical reserves. The PEA includes a mining inventory of 5.5Mt, which represents a portion of the 4.4Mt Indicated mineral resource and 5.6Mt Inferred mineral resource. Further details regarding the PEA can be found in the news release dated April 20, 2021 on EDGAR, SEDAR and the Company’s website www.bunkerhillmining.com.

The PEA is preliminary in nature and includes Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the project described in the PEA will be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

On April 27, 2021, the Company announced that it had engaged Cutfield Freeman & Co. to provide independent advice on all aspects of restart mining finance related to the Mine.

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

Results of Operations

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its results of operation and financial condition for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Comparison of the three months ended March 31, 2021 and March 31, 2020

Revenue

During the three months ended March 31, 2021 and March 31, 2020, the Company generated no revenue.

Expenses

During the three months ended March 31, 2021, the Company reported total operating expenses of $4,623,974 as compared to $1,362,960 during the three months ended March 31, 2020, an increase of $3,261,014 or approximately 239%.

The increase in total operating expenses was primarily due to an increase in exploration expense of $2,172,561 ($3,088,302 in the three months ended March 31, 2021 compared to $915,741 in the three months ended March 31, 2020) due to increased exploration activities aimed at expanding the resource base for the PEA. Increases in operating and administration ($837,945 in the three months ended March 31, 2021 compared to $183,724 in the three months ended March 31, 2020), legal and accounting ($219,108 in the three months ended March 31, 2021 compared to $62,408 in the three months ended March 31, 2020), and consulting ($478,619 in the three months ended March 31, 2021 compared to $201,087 in the three months ended March 31, 2020) were due to increased corporate activities, including professional and consulting expense related to the most recent financing and support for completion of the PEA.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the Condensed Interim Consolidated Statements of Income and Comprehensive Income. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the statement of operations.

Net Incomes and Comprehensive Income

The Company reported net income and comprehensive income of $5,837,809 for the three months ended March 31, 2021, compared to net income and comprehensive income of $9,301,597 for the three months ended March 31, 2020, a decrease of $3,463,788 or approximately 37%. The decrease in net income and comprehensive income was primarily due to an increase in operating expenses and a lower gain related to the valuation of derivative liabilities in the three months ended March 31, 2021, relative to the three months ended March 31, 2020.

The Company reported a gain related to the change in derivative liability of $10,475,376 in the three months ended March 31, 2021, as compared to a gain of $10,845,404 in the three months ended March 31, 2020. The gains in each three-month period related to a decrease in the fair value of the Company’s outstanding warrants due to a significant decrease in the Company’s share price. The Company’s share price decreased from C$0.52 on December 31, 2020 to C$0.35 on March 31, 2021.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments, including commitments associated with the acquisition of the Mine. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets and debt financing.

As noted previously, the Company has engaged Cutfield Freeman & Co. to provide independent advice on all aspects of restart mining finance related to the Mine, including the acquisition of the Mine.

The Company is also working to secure adequate capital to continue making lease payments, payments to the EPA, conduct exploration activities on site and cover general and administrative expenses associated with managing a public company.

In February 2021, the Company closed a non-brokered private placement of 19,994,080 units of the Company at C$0.40 per unit for gross proceeds of C$7,997,632. Each unit consists of one Common Share of the Company and one Common Share purchase warrant, which entitles the holder to acquire one Common Share at a price of C$0.60 per Common Share for a period of five years. In connection with the financing, the Company paid a cash commission of C$140,400 and issued 351,000 finder options, which are exercisable into units at an exercise price of C$0.40 for a period of three years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under MI 61-101.

The Company has accounted for the warrants issued through units issuance in accordance with ASC Topic 815. These warrants issued through units issuance are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant liability is recorded in the interim condensed consolidated statements of income and comprehensive income as a gain or loss and is estimated using the Binomial model.

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of a contagious disease, including the current outbreak of respiratory illness caused by COVID-19. The Company cannot accurately predict the impact COVID-19 will have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

Current Assets and Total Assets

As of March 31, 2021, the Company’s balance sheet reflects that the Company had: i) total current assets of $6,012,261, compared to total current assets of $4,045,618 at December 31, 2020, an increase of $1,966,643 or approximately 49%; and ii) total assets of $8,619,234, compared to total assets of $6,709,016 at December 31, 2020, an increase of $1,910,218 or approximately 28%. The increase in current assets was impacted by the increase in cash and cash equivalents, primarily due to proceeds from the non-brokered private placement which closed on February 24, 2021.

Total Current Liabilities and Liabilities

As of March 31, 2021, the Company’s balance sheet reflects that the Company had total current liabilities of $13,939,595 and total liabilities of $31,315,245, compared to total current liabilities of $14,178,553 and total liabilities of $38,246,613 as of December 31, 2020. The decrease in total liabilities is reflective of a decrease in derivative warrant liability as a result of a decrease in the Company’s share price.

Working Capital

As of March 31, 2021, the Company had negative working capital of $7,927,334 compared to negative working capital of $10,132,935 as of December 31, 2020. The decrease in negative working capital is due the increase in cash and cash equivalents primarily related to the proceeds of the non-brokered private placement in February 2021, noted previously.

Cash Flow

During the three months ended March 31, 2021, cash was primarily used to fund activities at the Mine operations. The Company reported a net increase in cash of $1,944,737 during the three months ended March 31, 2021 as a result of net proceeds of $6,008,672 from the non-brokered private placement which closed on February 24, 2021, offset by cash flows of $4,031,935 used in operating and financing activities.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the interim condensed consolidated financial statements in conformity with U.S, GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes can differ from these estimates. The key sources of estimation uncertainty that have a significant risk of causing material adjustment to the amounts recognized in the financial statements are:

Share-based payments

Management determines costs for share-based payments using market-based valuation techniques. The fair value of the share awards and warrant liabilities are determined at the date of grant using generally accepted valuation techniques and for warrant liabilities at each balance sheet date thereafter. Assumptions are made and judgment used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price and expected dividend yield. Such judgments and assumptions are inherently uncertain. Changes in these assumptions affect the fair value estimates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission (“SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control Over Financial Reporting

Mitigating these significant deficiencies, however, is that, commencing in 2020 and 2021, the Company has a new management team and new members of the Board of Directors, including a new Chair of the Audit Committee, and a new Chief Financial Officer, which are focused on transitioning the Company to a new management approach, modern thinking, new systems and practices, modern approaches to engagement and a system of internal controls and procedures. Management’s daily involvement in the business provides it with more than adequate knowledge to identify the areas of financial reporting risks and related controls. In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing management to rely on their own intimate knowledge and supervision of controls. As the Company’s business plan is implemented and additional staff is added, management will be able to address these significant deficiencies.

Management has also engaged a contract Controller and a third-party firm to assist in developing Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. The Company intends to remediate these significant deficiencies dependent on having the financial resources available to complete them.

PART II – OTHER INFORMATION

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

Item 1A - Risk Factors of the Company’s report filed on Form 10-KT for the six months ended December 31, 2020 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index below.

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101*	SCH XBRL Schema Document *
101*	INS XBRL Instance Document *
101*	CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101*	LAB XBRL Taxonomy Extension Label Linkbase Document *
101*	PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101*	DEF XBRL Taxonomy Extension Definition Linkbase Document*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, President and Chief Executive Officer

Date:	May 17, 2021

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary
Date:	May 17, 2021

