Form 10-Q
period 2021-06-30
Bunker Hill Mining Corp.
filed 2021-08-16
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the ☒ Yes ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price  at which the common equity was last sold, or the average bid and asked price on June 30, 2021: CDN$45,858,830. As a result of the change in fiscal year end from the last day of June to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021, the reporting period for this Form 10-Q represents the second quarter for the fiscal year ended December 31, 2021.

As of August 13, 2021, the Issuer had 164,435,827 Common Shares issued and outstanding.

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

2

BUNKER HILL MINING CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

THREE AND SIX MONTHS ENDED

JUNE 30, 2021

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	As at June 30,	As at December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,377,389	$3,568,661
Accounts receivable	113,397	100,032
Prepaid expenses	297,722	376,925
Total current assets	2,788,508	4,045,618

Non-current assets
Equipment (note 3)	466,024	435,727
Right-of-use assets (note 4)	105,542	158,731
Long term deposit (note 5)	2,068,939	2,068,939
Mining interests (note 5)	1	1
Total assets	$5,429,014	$6,709,016

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 5 and 14)	$2,958,101	$2,392,761
Accrued liabilities (notes 5 and 13)	11,639,638	10,560,884
DSU liability (note 11)	970,404	1,110,125
Current portion of lease liability (note 8)	123,934	114,783
Total current liabilities	15,692,077	14,178,553

Non-current liabilities

Lease liability (note 8)	-	61,824
Derivative warrant liability (notes 7 and 9)	12,107,172	24,006,236
Total liabilities	27,799,249	38,246,613

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized;163,781,537 and 143,117,068 common shares issued and outstanding, respectively (note 9)	163	143
Additional paid-in-capital (note 9)	37,835,610	34,551,133
Deficit accumulated during the exploration stage	(60,206,008)	(66,088,873)
Total shareholders’ deficiency	(22,370,235)	(31,537,597)
Total shareholders’ deficiency and liabilities	$5,429,014	$6,709,016

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (loss) and Comprehensive Income (loss) (Expressed in United States Dollars)

Unaudited

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Operating expenses
Operation and administration (notes 9, 10 and 11)	$447,463	$850,015	$1,285,408	$1,033,739
Exploration	4,123,735	2,461,383	7,212,037	3,377,124
Legal and accounting	318,110	123,798	537,218	186,206
Consulting (note 14)	406,249	154,165	884,868	355,252
Loss from operations	(5,295,557)	(3,589,361)	(9,919,531)	(4,952,321)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 9)	5,236,792	(19,060,232)	15,712,168	(8,214,828)
Accretion expense (notes 6 and 7)	-	(143,759)	-	(252,009)
Financing costs (note 7)	-	(30,000)	-	(30,000)
Gain (loss) on foreign exchange	103,821	(9,294)	146,374	(19,868)
Interest expense (notes 6 and 7)	-	(49,929)	-	(102,545)
Loss on loan extinguishment (note 6)	-	-	-	(9,407)
Loss on debt settlement (note 9)	-	-	(56,146)
Net income (loss) and comprehensive income (loss) for the period	$45,056	$(22,882,575)	$5,882,865	$(13,580,978)
Dilutive effect of warrant	$(175,816)	$-	$(520,066)	$-
Diluted net income (loss) and comprehensive income (loss) for the period (Note 12)	$(130,760)	$(22,882,575)	$5,362,799	$(13,580,978)
Net income (loss) per common share (note 12)
- basic	$0.00	$(0.29)	$0.04	$(0.18)
- fully diluted (note 12)	$0.00	$(0.29)	$0.03	$(0.18)
Weighted average number of common shares (note 12)
- basic	163,677,564	79,005,399	158,916,637	76,010,941
- fully diluted	164,381,133	79,005,399	159,944,037	76,010,941

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Operating activities
Net income (loss) for the period	$5,882,865	$(13,580,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	761,062	879,618
Depreciation expense	117,585	70,035
Change in fair value of warrant liability	(15,712,168)	8,214,828
Accretion expense	-	252,009
Financing costs	-	30,000
Loss on loan extinguishment	-	9,407
Interest expense on lease liability	7,827	12,118
Foreign exchange gain on re-translation of lease liability	4,485	(10,766)
Loss on debt settlement	56,146	-
Changes in operating assets and liabilities: Accounts receivable	(13,365)	(20,667)
Prepaid expenses	79,203	(92,997)
Accounts payable	565,340	752,734
Accrued liabilities	1,210,754	861,141
Interest payable	-	102,545
Net cash used in operating activities	(7,040,266)	(2,520,973)

Investing activities
Purchase of machinery and equipment	(94,693)	(219,528)
Net cash used in investing activities	(94,693)	(219,528)

Financing activities
Proceeds from issuance of common stock	6,008,672	1,271,066
Proceeds from warrants exercised	-	417,006
Shares to be issued	-	549,363
Lease payments	(64,985)	(61,594)
Proceeds from promissory note	-	702,169
Repayment of promissory note	-	(158,094)
Net cash provided by financing activities	5,943,687	2,719,916
Net change in cash and cash equivalents	(1,191,272)	(20,585)
Cash and cash equivalents, beginning of period	3,568,661	82,558
Cash and cash equivalents, end of period	$2,377,389	$61,973
Supplemental disclosures
Non-cash activities:
Units issued to settle accounts payable, accrued liabilities and promissory notes	$188,607	$-
Common stock issued to settle convertible loan	$-	$300,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

			Additional		Deficit accumulated during the
	Common stock		paid-in-	Shares to	exploration
	Shares	Amount	capital	be issued	stage	Total
Balance, December 31, 2019	69,817,196	$70	$27,008,634	$-	$(50,343,441)	$(23,334,737)
Stock-based compensation	-	-	329,954	-	-	329,954
Shares issued at $0.42 per share (i)	3,098,216	3	1,301,522	-	-	1,301,525
Shares issued for debt settlement at $0.42 per share (i)	696,428	1	299,999	-	-	300,000
Finder’s units issued	3,315,200	3	125,177	-	-	125,180
Finder’s warrants issued	-	-	50,223	-	-	50,223
Warrants exercised at $0.18 per share (ii)	2,332,900	2	1,288,714	-	-	1,288,716
Issue costs	-	-	(271,165)	-	-	(271,165)
Shares to be issued	-	-	-	549,363	-	549,363
Net loss for the period	-	-	-	-	(13,580,978)	(13,580,978)
Balance, June 30, 2020	79,259,940	$79	$30,133,058	$549,363	$(63,924,419)	$(33,241,919)

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	900,783	-	-	900,783
Units issued at $0.32 per unit (iii)	19,576,360	20	6,168,049	-	-	6,168,069
Units issued for debt settlement at $0.45 per unit (iv)	417,720	-	188,145	-	-	188,145
Shares issued for RSUs vested	670,389	-	-	-	-	-
Issue costs	-	-	(159,397)	-	-	(159,397)
Warrant valuation	-	-	(3,813,103)	-	-	(3,813,103)
Net income for the period	-	-	-	-	5,882,865	5,882,865
Balance, June 30, 2021	163,781,537	$163	$37,835,610	$-	$(60,206,008)	$(22,370,235)

(i)	Shares issued at C$0.56, converted to US at $0.42 (note 9)
(ii)	Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 (note 9)
(iii)	Units issued at C$0.40, converted to US at $0.32 (note 9)
(iv)	Units issued at C$0.57, converted to US at $0.45 (note 9)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $60,206,008 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the six months ended December 31, 2020. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

3. Equipment

Equipment consists of the following:

	June 30, 2021	December 31, 2020
Equipment	$603,972	$509,279
Less accumulated depreciation	(137,948)	(73,552)
Equipment, net	$466,024	$435,727

The total depreciation expense during the three and six months ended June 30, 2021 was $34,566 and $64,396, respectively (three and six months ended June 30, 2020 - $14,392 and $16,673, respectively).

4. Right-of-use asset

Right-of-use asset consists of the following:

	June 30, 2021	December 31, 2020
Office lease	$319,133	$319,133
Less accumulated depreciation	(213,591)	(160,402)
Right-of-use asset, net	$105,542	$158,731

The total depreciation expense during the three and six months ended June 30, 2021 was $26,594 and $53,189, respectively (three and six months ended June 30, 2020 - $27,430 and $53,362, respectively).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

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

The Company had an option to purchase the Bunker Assets at any time before the end of the lease and any extension for a purchase price of $45,000,000 with purchase price payments to be made over a ten year period to Placer Mining. Under the terms of the agreement, there is a 3% net smelter return royalty (“NSR”) on sales during the lease and a 1.5% NSR on the sales after the purchase option is exercised, which post-acquisition NSR is capped at $60,000,000.

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

On November 13, 2018, the Company announced that it was successful in renewing the Agreement, effectively with the original Agreement intact, except that monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. As at June 30, 2021, the Company has accrued for a total of $nil (December 31, 2020 - $nil), which is included in accounts payable. These deferred payments will be waived should the Company choose to exercise its option.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

5. Mining interests (continued)

Bunker Hill Mine Complex (continued)

On November 1, 2019, the Agreement was amended (the “Amended Agreement”). The key terms of the Amended Agreement are as follows:

●	The lease period was extended for an additional period of nine months to August 1, 2020, with the option to extend for a further six months based upon payment of a one-time $60,000 extension fee (extended);
●	The Company will make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase; and
●	The purchase price is set at $11,000,000 for 100% of the Bunker Assets to be paid with $6,200,000 in cash, and$4,800,000 in common shares. The purchase price also includes the negotiable United States Environmental Protection Agency (“EPA”) costs of $20,000,000. The Amended Agreement provides for the elimination of all royalty payments that were to be paid to the mine owner. Upon signing the Amended Agreement, the Company paid a onetime, nonrefundable cash payment of $300,000 to the mine owner. This payment will be applied to the purchase price upon execution of the purchase option. In the event the Company elects not to exercise the purchase option, the payment shall be treated as an additional care and maintenance payment.

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

Three and Six Months Ended June 30, 2021

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

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Prior to July 2021, the Company had received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019. The Company received the supporting details from the EPA and began the process of reconciling and reviewing these invoices in September 2020.

Subsequent to June 30, 2021, the Company received an invoice from the EPA for water treatment charges for the period from November 2019 to October 2020, in the amount of approximately $2,500,000. Based on preliminary review, the Company believes that this increase in water treatment charges is not consistent with the EPA’s cost to treat water from the Mine, and plans to initiate a discussion with the EPA in this regard. A material increase in water treatment charges had not been anticipated, and the Company had therefore been accruing $133,000 per month for water treatment charges from the November 2019 to March 2021 period, consistent with the invoice relating to the November 2018 to October 2019 period. As a result of the new estimate based on the invoice received in July 2021, an additional accrual of approximately $1,309,000 has been made to exploration expense. An additional $630,000 has been accrued for the three months ending June 30, 2021.

A total of $4,977,186 for water treatment charges, net of payments made, was accrued for as at June 30, 2021 (December 31, 2020 - $3,136,055). The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at June 30, 2021, the interest accrued on the unpaid EPA balance is $258,154 (December 31, 2020 - $162,540). The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $13,235,340 (December 31, 2020 - $11,298,594).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

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

Three and Six Months Ended June 30, 2021

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

Accretion expense for the three and six months ended June 30, 2021 was $nil and $nil, respectively (three and six months ended June 30, 2020 - $37,380 and $75,093, respectively) based on effective interest rate of 16% after the loan extension.

Interest expense for the three and six months ended June 30, 2021 was $nil and $nil, respectively (three and six months ended June 30, 2020 - $40,329 and $83,945, respectively). As at June 30, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

Amount
Balance, December 31, 2019	$1,815,500
Accretion expense	75,093
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Loan extinguishment	(1,600,000)
Balance, December 31, 2020 and June 30, 2021	$-

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

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

7. Promissory notes payable (continued)

(i)	(continued)

The fair value of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	December 31, 2020	June 30, 2021
Expected life	317 days	136 days
Volatility	100%	100%
Risk free interest rate	0.64%	0.58%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$40,999	$nil
Change in derivative liability		$40,999

April 2020 issuance	December 31, 2020	June 30, 2021
Expected life	317 days	136 days
Volatility	100%	100%
Risk free interest rate	0.27%	0.27%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$58,373	$8,198
Change in derivative liability		$50,175

Accretion expense for the three and six months ended June 30, 2021 was $nil, respectively (three and six months ended June 30, 2020 - $48,379 and $118,916, respectively) based on an effective interest rate of 11% after the loan extension.

Interest expense for the three and six months ended June 30, 2021 was $nil, respectively (three and six months ended June 30, 2020 - $9,600 and $18,600, respectively). As at June 30, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

(ii) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. This promissory note was repaid during the six months ended December 31, 2020. Accretion expense for the three and six months ended June 30, 2021 was $nil (three and six months ended June 30, 2020 - $41,453) based on effective interest rate of 7%.

(iii) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. During the six months ended December 31, 2020, the Company settled the promissory note in full by issuing 714,285 common shares. Accretion expense for the three and six months ended June 30, 2021 was $nil (three and six months ended June 30, 2020 - $16,547) based on effective interest rate of 8%.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

7. Promissory notes payable (continued)

(iv) On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 of debt issue costs. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the three and six months ended June 30, 2021 was $nil (three and six months ended June 30, 2020 - $15,000).

(v) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 to a director of the Company. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the three and six months ended June 30, 2021 was $nil (three and six months ended June 30, 2020 - $15,000).

8. Lease liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of June 30, 2021:

Office lease
Balance, December 31, 2019	$274,981
Addition	-
Interest expense	22,156
Lease payments	(123,098)
Foreign exchange loss	2,568
Balance, December 31, 2020	176,607
Addition	-
Interest expense	7,827
Lease payments	(64,985)
Foreign exchange loss	4,485
Balance, June 30, 2021	123,934
Less: current portion	(123,934)
Long-term lease liability	$-

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total
Base rent	$149,044	$-	$-	$149,044
Additional rent	137,555	-	-	137,555
	$286,599	$-	$-	$286,599

The monthly rental expenses are offset by rental income obtained through a series of short term subleases held by the Company.

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

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

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

In the August 2020 Offering, the fair value of warrants, which are treated as a liability and fair value accounted for, were greater than gross proceeds. As a result, a loss of $940,290 has been recognized and $947,156 of total share issue costs were also expensed.

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

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a gain or loss and is estimated using the Binomial model.

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at June 30, 2021:

February 2021 issuance	February 9 and 16, 2021	June 30, 2021
Expected life	1826 days	1685 days
Volatility	100%	100%
Risk free interest rate	0.49%	0.89%
Dividend yield	0%	0%
Share price	$0.27 and $0.29	$0.23
Fair value	$3,813,103	$2,745,677
Change in derivative liability		$1,067,426

The warrant liabilities as a result of the August 2018, November 2018, June 2019, August 2019, and August 2020 private placements were revalued as at June 30, 2021 and December 31, 2020 using the Binomial model and the following assumptions:

August 2018 issuance	December 31, 2020	June 30, 2021
Expected life	221 days	40 days
Volatility	100%		100%
Risk free interest rate	1.23%		1.09%
Dividend yield	0%		0%
Share price	$0.41		$0.23
Fair value	$ nil	$	nil
Change in derivative liability		$	nil

November 2018 issuance	December 31, 2020	June 30, 2021
Expected life	332 days	151 days
Volatility	100%	100%
Risk free interest rate	1.09%	0.96%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$52,540	$ nil
Change in derivative liability		$52,540

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

June 2019 issuance (i)	December 31, 2020	June 30, 2021
Expected life	1826 days	1645 days
Volatility	100%	100%
Risk free interest rate	0.85%	0.86%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$3,438,839	$1,588,033
Change in derivative liability		$1,850,806

(i)	In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	December 31, 2020	June 30, 2021
Expected life	213-1826 days	32-1645 days
Volatility	100%	100%
Risk free interest rate	0.81%	0.67%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$5,922,270	$2,554,772
Change in derivative liability		$3,367,498

(ii)	In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

August 2020 issuance	December 31, 2020	June 30, 2021
Expected life	973 days	792 days
Volatility	100%	100%
Risk free interest rate	1.31%	0.36%
Dividend yield	0%	0%
Share price	$0.41	$0.23
Fair value	$14,493,215	$5,210,492
Change in derivative liability		$9,282,723

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Warrants

	Number of	Weighted average exercise price	Weighted average grant date
	warrants	(C$)	value ($)
Balance, December 31, 2019	36,452,284	$0.48	$0.16
Issued	3,954,484	0.28	0.07
Expired	(229,464)	8.50	3.54
Exercised (i)	(2,332,900)	0.25	0.02
Balance, June 30, 2020	37,844,404	$0.43	$0.14
Balance, December 31, 2020	95,777,806	$0.54	$0.16
Issued	19,994,080	0.60	0.19
Balance, June 30, 2021	115,771,886	$0.55	$0.08

(i)	During the six months ended June 30, 2020, 2,332,900 warrants were exercised at C$0.25 per warrant for gross proceeds of C$583,225 ($417,006). In conjunction with the exercise of warrants, the Company recognized a change in derivative liability of $871,710.

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable
August 1, 2021	0.25	2,752,900	2,752,900
August 9, 2021	4.50	160,408	160,408
November 28, 2021	1.00	645,866	645,866
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
		115,771,886	115,771,886

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Broker options

	Number of	Weighted average
	broker options	exercise price (C$)
Balance, December 31, 2019 and June 30, 2020	-	$-
Balance, December 31, 2020	3,239,907	$0.35
Issued - February 2021 Compensation Options	351,000	0.40
Balance, June 30, 2021	3,590,907	$0.35

(i) The grant date fair value of the February 2021 Compensation Options were estimated at $68,078 using the Black-Scholes valuation model with the following underlying assumptions:

Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
0.26%	0%	100%	C$0.35	3 years

Expiry date	Exercise price (C$)	Number of broker options	Fair value ($)
August 31, 2023 (i)	0.35	3,239,907	521,993
February 16, 2024 (ii)	0.40	351,000	68,078
		3,590,907	590,071

(i)	Exercisable into one August 2020 Unit

(ii)	Exercisable into one February 2021 Unit

Bunker Hill Mining Corp. Notes to Condensed Interim Consolidated Financial Statements Three and Six Months Ended June 30, 2021 (Expressed in United States Dollars) Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended June 30, 2021 and 2020:

	Number of stock options	Weighted Average exercise price (C$)
Balance, December 31, 2019	1,692,500	$1.27
Granted (i)(ii)	5,957,659	0.55
Forfeited	(70,000)	10.38
Balance, June 30, 2020	7,580,159	$0.62
Balance, December 31, 2020	8,015,159	$0.62
Granted (iv)	1,037,977	0.34
Balance, June 30, 2021	9,053,136	$0.58

(i)	On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $13,946 and $37,759, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $55,550 and $141,441, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ii)	On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options was estimated at $1,536,764. The vesting of these options results in stock-based compensation of $124,802 and $322,144, respectively (three and six months ended June 30, 2020 - $155,681 and $155,681, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii)	On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options was estimated at $52,909. The vesting of these options resulted in stock-based compensation of $6,596 and $26,056, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil and $nil, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $43,463 and $116,809, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil and $nil, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options (continued)

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years
(iv)	0.64%	0%	100%	C$0.34	5 years

The following table reflects the actual stock options issued and outstanding as of June 30, 2021:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)	Grant date fair value ($)
10.00	0.84	47,500	47,500	258,013
0.50	1.50	235,000	235,000	46,277
0.60	2.25	200,000	100,000	52,909
0.60	3.32	1,575,000	1,275,000	435,069
0.55	3.81	5,957,659	1,489,415	1,536,764
0.335	4.64	1,037,977	273,271	204,213
		9,053,136	3,420,186	2,533,245

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

10. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the periods ended June 30, 2021 and 2020:

	Number of	Weighted average grant date fair value per share
	shares	(C$)
Unvested as at December 31, 2019	-	$-
Granted (i)(ii)	600,000	0.40
Unvested as at June 30, 2020	600,000	$0.40
Unvested as at December 31, 2020	988,990	$0.39
Granted (v)	735,383	0.41
Vested	(861,248)	0.41
Unvested as at June 30, 2021	863,125	$0.40

(i)	On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $16,192 and $43,160, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $23,073), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ii)	On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $5,785 and $14,933, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $7,217), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii)	On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $8,085 and $16,081, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv)	On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs results in stock-based compensation of $9,628 and $58,740, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss). As at June 30, 2021, these RSUs were fully exercised and settled in Common Shares of the Company.

(v)	On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. Of the 735,383 RSUs, 245,128 RSUs vested immediately, and the remaining 490,255 RSUs vested in 1/12 increments per month. The vesting of these RSUs results in stock-based compensation of $52,223 and $265,101, respectively for the three and six months ended June 30, 2021 (three and six months ended June 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss). As at June 30, 2021, 449,400 of these RSU’s were exercised and settled in Common Shares of the Company.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

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

The following table summarizes the DSU activity during the periods ended June 30, 2021:

	Number of shares	Weighted Average grant date fair value per share (C$)
Unvested as at December 31, 2019	-	-
Granted (i)	7,500,000	$0.65
Unvested as at June 30, 2020, December 31, 2020 and June 30, 2021	7,500,000	$0.65

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the three and six months ended June 30, 2021, the Company recognized $54,186 and $139,721, respectively recovery of stock-based compensation related to the DSUs (three and six months ended June 30, 2020 - $549,664 of stock-based compensation expensed), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

12. Income per share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, RSUs and DSUs. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Net income (loss) and comprehensive income (loss) for the period	$45,056	$(22,882,575)	$5,882,865	$(13,580,978)

Basic income (loss) per share Weighted average number of common shares - basic	163,677,564	79,005,399	158,916,637	76,010,941
Net income (loss) per share – basic	$0.00	$(0.29)	$0.04	$(0.18)
Net income (loss) and comprehensive income (loss) for the period	$45,056	$(22,882,575)	$5,882,865	$(13,580,978)
Dilutive effect of warrants on net income	(175,816)	-	(520,066)	-
Diluted net income (loss) and comprehensive income (loss) for the period	$(130,760)	$(22,882,575)	$5,362,799	$(13,580,978)
Diluted income (loss) per share Weighted average number of common shares - basic	163,677,564	79,005,399	158,916,637	76,010,941
Diluted effect:
Warrants, broker options, and stock options	703,569	-	1,027,400	-
Weighted average number of common shares - fully diluted	164,381,133	79,005,399	159,944,037	76,010,941
Net income (loss) per share - fully diluted	$0.00	$(0.29)	$0.03	$(0.18)

13. Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 5, the Company is required to make monthly payment of $60,000 for care and maintenance.

As stipulated in the agreement with the EPA and as described in note 5, the Company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at June 30, 2021, $13,235,340 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to discuss an amendment to or deferral of these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of short term subleases held by the Company. See note 8.

On or about June 14, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by a purported personal representative of the estate of a minority shareholder of Placer Mining. The named defendants include Placer Mining, certain of Placer Mining’s shareholders, the Company, and certain of the Company’s shareholders. The lawsuit alleges that Placer Mining entered into a series of transactions, including amendments to the Company’s lease with Placer Mining, in breach of an agreement dated August 31, 2018, which allegedly restricted the sale of shares in Placer Mining by certain shareholders. On August 13, 2021, the Company filed a motion to dismiss the claim for lack of jurisdiction and standing.

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages.

The Company believes the claims in both lawsuits, as they relate to Bunker Hill, are without merit and intends to defend them vigorously.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

14. Related party transactions

Compensation of key management personnel

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Consulting fees	$245,936	$131,448	$570,555	$291,203

At June 30, 2021, $69,835 is owed to key management personnel (December 31, 2020 - $45,000) with all amounts included in accounts payable and accrued liabilities.

Share subscriptions

During the six months ended June 30, 2021, the CEO of the Company subscribed for 208,860 units in the February 2021 Offering.

During the six months ended June 30, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to the CFO.

During the six months ended June 30, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to a consultant that is deemed to be a related party.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Six Months Ended June 30, 2021

(Expressed in United States Dollars)

Unaudited

15. Financial instruments

Fair values

The carrying amounts reported in the condensed interim consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, DSU liability and lease liability, all of which are financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the period ended June 30, 2021 and year ended December 31, 2020.

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

Employees

The Company has two employees in executive positions. The balance of the Company’s operations is contracted for as consultants.

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

On May 3, 2021, the Company filed a technical report entitled “Technical Report for the Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” with an effective date of March 22, 2021 prepared in accordance with NI 43-101 in support of such mineral resources estimate. Further details regarding the Company’s mineral resources estimate, including estimation methodologies, can be found in the technical report filed on EDGAR and SEDAR    .

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

Exploration

With the completion of exploration drilling related to the updated mineral resources estimate as announced on March 19, 2021 (as described above), the Company’s exploration strategy has been focused on high-grade silver targets within the upper areas of the Mine that have been identified by the data review and digitization process. The aim of this program is to identify, develop and add high-grade silver resources in ways that materially increase the quantity of silver resources relative to lead and zinc.

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

On March 29, 2021, the Company announced multiple high-grade silver mineralization results through chip-channel sampling of newly accessible areas of the Mine identified through the Company’s proprietary 3D digitization program, and as part of its ongoing silver-focused drilling program. An area was identified on the 9-level that resulted in ten separate chip samples greater than 900 g/t AgEq(1), each with minimum 0.6m length. Mineralization remains open up dip, down dip and along strike from the sampling location. The Company also reported drill results including a 3.8m intercept with a grade of 996.6 g/t AgEq(1), intersected at the down-dip extension of the UTZ zone at the 5-level. The Company will continue to report mineralized drill intercepts concurrent with the receipt of data from its exploration program.

On June 16, 2021, the Company announced that it was initiating an extensive ground geophysical survey spanning approximately 1,500 acres of previously un-explored ground immediately to the south and south-west of historic underground workings, conducted as a high-resolution 3D IP (DCIP) survey method. The coverage area will extend to a depth of approximately 1,300 feet, with the objective of identifying near-surface drilling targets that are directly accessible from existing workings. The program is scheduled for the third quarter of 2021.

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

On April 20, 2021, the Company reported the results of its PEA for the Mine. The PEA contemplates a $42 million initial capital cost (including 20% contingency) to rapidly restart the Mine, generating approximately $20 million of annual average free cash flow over a 10-year mine life, and producing over 550 million pounds of zinc, 290 million pounds of lead, and 7 million ounces of silver at all-in sustaining costs of $0.65 per payable pound of zinc (net of by-products). The PEA contemplates a low environmental footprint, long-term water management solution, and significant positive economic impact for the Shoshone County, Idaho community. The PEA is based on the mineral resources estimate described above and published on March 22, 2021, following the drilling program conducted in 2020 and early 2021 to validate the historical reserves. The PEA includes a mining inventory of 5.5Mt, which represents a portion of the 4.4Mt Indicated mineral resource and 5.6Mt Inferred mineral resource. Further details regarding the PEA can be found in the news release dated April 20, 2021 on EDGAR, SEDAR and the Company’s website www.bunkerhillmining.com. In addition, on June 4, 2021, the Company filed the Preliminary Economic Assessment report, entitled “NI 43-101 Technical Report and Preliminary Economic Assessment of the Bunker Hill Mine” on SEDAR. There were no material differences between the key results, assumptions and estimates contained in the report filed on June 4, 2021 and the news release dated April 20, 2021.

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

Results of Operations

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its results of operation and financial condition for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Comparison of the three and six months ended June 30, 2021 and June 30, 2020

Revenue

During the three and six months ended June 30, 2021 and June 30, 2020, the Company generated no revenue.

Operating Expenses

During the three months ended June 30, 2021, the Company reported total operating expenses of $5,295,557 as compared to $3,589,361 during the three months ended June 30, 2020, an increase of $1,706,196 or approximately 48%.

The increase in total operating expenses during the three months ended June 30, 2021 was primarily due to an increase in exploration expense of $1,662,352 ($4,123,735 in the three months ended June 30, 2021 compared to $2,461,383 in the three months ended June 30, 2020) mostly due to significant additional accrual for water treatment charges from the EPA resulting from a higher than expected invoice received in July 2021. The decrease in operation and administration expenses ($447,463 in the three months ended June 30, 2021 compared to $850,015 in the three months ended June 30, 2020) was mostly due to lower stock based compensation expensed during the three months ended June 30, 2021. The increase in legal and accounting ($318,110 in the three months ended June 30, 2021 compared to $123,798 in the three months ended June 30, 2020), and consulting ($406,249 in the three months ended June 30, 2021 compared to $154,165 in the three months ended June 30, 2020) were due to increased activity at the Mine, and legal, professional and consulting expenses related to completion of the PEA.

During the six months ended June 30, 2021, the Company reported total operating expenses of $9,919,531 as compared to $4,952,321 during the three months ended June 30, 2020, an increase of $4,967,210 or approximately 100%.

The increase was due to additional exploration expenses resulting from the Company’s drilling activities, significant additional accrual for water treatment charges from the EPA as a result of a higher than expected invoice received in July 2021, and additional legal and consulting expenses related to the completion of the PEA.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the Condensed Interim Consolidated Statements of Income and Comprehensive Income. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the statement of operations.

Net Incomes and Comprehensive Income

The Company reported net income and comprehensive income of $45,056 for the three months ended June 30, 2021, compared to net loss and comprehensive loss of $22,882,575 for the three months ended June 30, 2020, an increase of $22,927,631. The Company also reported net income and comprehensive income of $5,882,865 for the six months ended June 30, 2021, compared to net loss and comprehensive loss of $13,580,978 for the six months ended June 30, 2020. The increase in net income and comprehensive income was primarily due to a gain related to the change in derivative liability of $5,236,792 for the three months ended June 30, 2021 and $15,712,168 for the six months ended June 30, 2021, as compared to a loss of $19,060,232 for the three months ended June 30, 2020, and a loss of $8,214,828 for the six month ended June 30, 2020. The gain in the three and six months ended June 30, 2021 related mostly to a decrease in the fair value of the Company’s outstanding warrants due to a decrease in the Company’s share price. The Company’s share price decreased from $0.52 per Common Share on December 31, 2020 to C$0.35 per Common Share on March 31, 2021 to C$0.28 per Common Share on June 30, 2021. Conversely, the loss in the three months ended June 30, 2020 related mostly to an increase in the fair value of the Company’s outstanding warrants due to an increase in the Company’s share price. The Company’s share price increased from C$0.55 on December 31, 2019 to C$0.68 per Common Share on March 31, 2020 to C$1.00 per Common Share on June 30, 2020.

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

As noted previously, the Company has engaged Cutfield Freeman & Co. to provide independent advice on all aspects of restart mining financing related to the Mine, including the acquisition of the Mine.

The Company is also working to secure adequate capital to continue making lease payments, payments to the EPA, conduct exploration activities on site and cover general and administrative expenses associated with managing a public company.

In February 2021, the Company closed a non-brokered private placement of 19,994,080 units of the Company at C$0.40 per unit for gross cash proceeds of C$7,830,544. Each unit consists of one Common Share of the Company and one Common Share purchase warrant, which entitles the holder to acquire one Common Share at a price of C$0.60 per Common Share for a period of five years. In connection with the financing, the Company paid a cash commission of C$140,400 and issued 351,000 finder options, which are exercisable into units at an exercise price of C$0.40 for a period of three years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under MI 61-101.

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

Current Assets and Total Assets

As of June 30, 2021, the Company’s balance sheet reflects that the Company had: i) total current assets of $2,788,508, compared to total current assets of $4,045,618 at December 31, 2020, a decrease of $1,257,110 or approximately 31%; and ii) total assets of $5,429,014, compared to total assets of $6,709,016 at December 31, 2020, a decrease of $1,280,002 or approximately 19%. The decrease in current assets was mostly impacted by the decrease in cash and cash equivalents, primarily due to the Company’s spending related to exploration partially offset by proceeds from the non-brokered private placement closed on February 24, 2021.

Total Current Liabilities and Liabilities

As of June 30, 2021, the Company’s balance sheet reflects that the Company had total current liabilities of $15,692,077   and total liabilities of $27,799,249, compared to total current liabilities of $14,178,553 and total liabilities of $38,246,613 as of December 31, 2020. The increase in current liabilities is impacted by increased accruals related to water treatment charges from the EPA. The decrease in total liabilities is primarily due to a decrease in derivative warrant liability as a result of a decrease in the Company’s share price over the six months ended June 30, 2021.

Working Capital

As of June 30, 2021, the Company had negative working capital of $12,903,569 compared to negative working capital of $10,132,935 as of December 31, 2020. The increase in negative working capital was due to the decrease in cash and cash equivalents primarily related to exploration activity, and additional liability accrued in relation to water treatment charges from the EPA.

Cash Flow

During the six months ended June 30, 2021, cash was primarily used to fund activities at the Mine operations including exploration and property payments. The Company reported a net decrease in cash of $1,191,272 during the six months ended June 30, 2021 compared to a net decrease of $20,585 during the six months ended June 30, 2020. The decrease in cash during the six months ended June 30, 2021 as a result of $7,040,266 of net cash used in operating activities, $94,693 used in investing activities , and $5,943,687 of net cash provided by financing activities including the non-brokered private placement closed on February 24, 2021.

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

Warrants and accrued liabilities

Estimating the fair value of derivative warrant liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them.

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

On or about June 14, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by a purported personal representative of the estate of a minority shareholder of Placer Mining. The named defendants include Placer Mining, certain of Placer Mining’s shareholders, the Company, and certain of the Company’s shareholders. The lawsuit alleges that Placer Mining entered into a series of transactions, including amendments to the Company’s lease with Placer Mining, in breach of an agreement dated August 31, 2018 which allegedly restricted the sale of shares in Placer Mining by certain shareholders. On August 13, 2021, the Company filed a motion to dismiss the claim for lack of jurisdiction and standing.

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages.

The Company believes the claims in both lawsuits, as they relate to Bunker Hill, are without merit and intends to defend them vigorously.

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

By:	/s/ Sam Ash
Sam Ash, President and Chief Executive Officer

Date:	August 16, 2021

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary
Date:	August 16, 2021

