Form 10-Q
period 2021-09-30
Bunker Hill Mining Corp.
filed 2021-11-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price on September 30, 2021: CDN$29,598,448. As a result of the change in fiscal year end from the last day of June to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021, the reporting period for this Form 10-Q represents the third quarter for the fiscal year ended December 31, 2021.

As of November 15, 2021, the Issuer had 164,435,827 Common Shares issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KT for the nine months ended December 31, 2020, and all amendments thereto.

2

BUNKER HILL MINING CORP.

CONDENSED INTERIM CONSOLIDATED FINANCIAL

STATEMENTS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021

(EXPRESSED IN UNITED STATES DOLLARS)

(UNAUDITED)

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	As at September 30,	As at December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,513,249	$3,568,661
Accounts receivable	113,664	100,032
Prepaid expenses	303,992	376,925
Total current assets	2,930,905	4,045,618

Non-current assets
Equipment (note 3)	431,459	435,727
Right-of-use asset (note 4)	78,948	158,731
Long term deposit (note 5)	2,068,939	2,068,939
Mining interests (note 5)	1	1
Total assets	$5,510,252	$6,709,016

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 5 and 14)	$2,998,819	$2,392,761
Accrued liabilities (notes 5 and 13)	11,671,925	10,560,884
DSU liability (note 11)	679,161	1,110,125
Promissory notes payable (note 7)	2,508,219	-
Current portion of lease liability (note 8)	91,535	114,783
Total current liabilities	17,949,659	14,178,553

Non-current liabilities

Lease liability (note 8)	-	61,824
Derivative warrant liability (notes 7 and 9)	5,646,660	24,006,236
Total liabilities	23,596,319	38,246,613

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 164,435,442 and 143,117,068 common shares issued and outstanding, respectively (note 9)	164	143
Additional paid-in-capital (note 9)	38,159,147	34,551,133
Deficit accumulated during the exploration stage	(56,245,378)	(66,088,873)
Total shareholders’ deficiency	(18,086,067)	(31,537,597)
Total shareholders’ deficiency and liabilities	$5,510,252	$6,709,016

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (loss) and Comprehensive Income (loss) (Expressed in United States Dollars)

Unaudited

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Operating expenses
Operation and administration (notes 9, 10 and 11)	$221,451	$552,789	$1,506,859	$1,586,528
Exploration	1,465,157	5,210,621	8,677,194	8,587,745
Legal and accounting	335,431	159,268	872,647	345,474
Consulting (note 14)	442,906	183,238	1,327,774	538,490
Loss from operations	(2,464,945)	(6,105,916)	(12,384,474)	(11,058,237)

Other income or gain (expense or loss)
Change in derivative liability (notes 7 and 9)	6,460,513	9,311,304	22,172,679	(1,096,476)
Accretion expense (notes 6 and 7)	-	(118,388)	-	(370,397)
Financing costs (note 7)	-	(360,000)	-	(390,000)
Gain (loss) on foreign exchange	(26,719)	(100,749)	119,655	(120,617)
Interest expense (notes 6 and 7)	(8,219)	(107,427)	(8,219)	(209,972)
Loss on private placement (note 9)	-	(940,290)	-	(940,290)
Share issuance costs (note 9)	-	(947,156)	-	(947,156)
Loss on loan extinguishment (note 6)	-	-	-	(9,407)
Loss on debt settlement (note 9)	-	(899,237)	(56,146)	(899,237)
Net income (loss) and comprehensive income (loss) for the period	$3,960,630	$(267,859)	$9,843,495	$(13,848,837)
Net income (loss) per common share (note 12)
- basic	$0.02	$(0.00)	$0.06	$(0.16)
- fully diluted	$0.02	$(0.00)	$0.06	$(0.16)
Weighted average number of common shares (note 12)
- basic	164,179,999	106,276,928	160,690,371	86,173,243
- fully diluted	164,329,999	106,276,928	160,840,371	86,173,243

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Operating activities
Net income (loss) for the period	$9,843,495	$(13,848,837)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	793,357	1,361,921
Depreciation expense	178,744	117,499
Change in fair value of warrant liability	(22,172,681)	(1,096,476)
Accretion expense	-	370,397
Financing costs	-	390,000
Interest expense	8,219	-
Loss on loan extinguishment	-	9,407
Interest expense on lease liability	10,632	17,402
Foreign exchange gain on re-translation of lease liability	1,434	(26,354)
Loss on debt settlement	56,146	899,237
Loss on private placement	-	940,290
Changes in operating assets and liabilities:
Accounts receivable	(13,632)	(31,503)
Prepaid expenses	72,933	(242,854)
Accounts payable	606,058	(191,168)
Accrued liabilities	1,243,042	4,028,410
Interest payable	-	209,971
Net cash used in operating activities	(9,372,253)	(7,092,658)

Investing activities
Purchase of machinery and equipment	(94,693)	(304,295)
Net cash used in investing activities	(94,693)	(304,295)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	6,008,672	16,083,126
Proceeds from warrants exercised	-	417,006
Lease payments	(97,138)	(71,732)
Proceeds from promissory note	2,500,000	1,542,169
Repayment of promissory note	-	(2,017,706)
Net cash provided by financing activities	8,411,534	15,952,863
Net change in cash and cash equivalents	(1,055,412)	8,555,910
Cash and cash equivalents, beginning of period	3,568,661	82,558
Cash and cash equivalents, end of period	$2,513,249	$8,638,468
Supplemental disclosures
Non-cash activities:
Units issued to settle accounts payable, accrued liabilities and promissory notes	$188,607	$-
Common stock issued to settle convertible loan	$-	$300,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

			Additional	Deficit accumulated during the
	Common stock		paid-in-	exploration
	Shares	Amount	capital	Stage	Total
Balance, December 31, 2019	69,817,196	$70	$27,008,634	$(50,343,441)	$(23,334,737)
Stock-based compensation	-	-	608,130	-	608,130
Shares issued at $0.42 per share (i)	3,098,216	3	1,301,522	-	1,301,525
Shares issued for debt settlement at $0.42 per share(i)	696,428	1	299,999	-	300,000
Finder’s units issued	3,315,200	3	125,177	-	125,180
Finder’s warrants issued	-	-	50,223	-	50,223
Warrants exercised at $0.18 per share (ii)	2,332,900	2	1,288,714	-	1,288,716
Units issued at $0.26 per unit(iii)	56,078,434	56	14,798,718	-	14,798,774
Units issued for debt settlement at $0.67 per unit	2,205,714	2	1,484,350	-	1,484,352
Issue costs	-	-	(271,165)	-	(271,165)

Warrants valuation	-	-	(14,792,805)	-	(14,792,805)
Net loss for the period	-	-	-	(13,848,837)	$(13,848,837)
Balance, September 30, 2020	137,544,088	$137	$31,901,497	$(64,192,278)	$(32,290,644)

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	1,224,321	-	1,224,321
Units issued at $0.32 per unit(iv)	19,576,360	20	6,168,049	-	6,168,069
Units issued for debt settlement at $0.45 per unit(v)	417,720	-	188,145	-	188,145
Shares issued for RSUs vested	1,324,294	1	(1)	-	-
Issue costs	-	-	(159,397)	-	(159,397)
Warrant valuation	-	-	(3,813,103)	-	(3,813,103)
Net income for the period	-	-	-	9,843,495	9,843,495

Balance, September 30, 2021	164,435,442	$164	$38,159,147	$(56,245,378)	$(18,086,067)

(i)	Shares issued at C$0.56, converted to US at $0.42 (note 9)
(ii)	Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 (note 9)
(iii)	Units issued at C$0.35, converted to US at $0.26 (note 9)
(iv)	Units issued at C$0.40, converted to US at $0.32 (note 9)
(v)	Units issued at C$0.57, converted to US at $0.45 (note 9)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $56,245,378 and further losses are anticipated in the development of its business. The Company does not have sufficient working capital needed to meet its current fiscal obligations and commitments. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt financing, and royalty/streaming arrangements. These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

2. Basis of presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/T, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the six months ended December 31, 2020. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in USD, which is the functional currency.

3. Equipment

Equipment consists of the following:

	September 30, 2021	December 31, 2020
Equipment	$603,972	$509,279
Less accumulated depreciation	(172,513)	(73,552)
Equipment, net	$431,459	$435,727

The total depreciation expense during the three and nine months ended September 30, 2021 was $34,565 and $98,961, respectively (three and nine months ended September 30, 2020 - $14,392 and $16,673, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

4. Right-of-use asset

Right-of-use asset consists of the following:

	September 30, 2021	December 31, 2020
Office lease	$319,133	$319,133
Less accumulated depreciation	(240,185)	(160,402)
Right-of-use asset, net	$78,948	$158,731

The total depreciation expense during the three and nine months ended September 30, 2021 was $26,594 and $79,783, respectively (three and nine months ended September 30, 2020 - $20,034 and $73,396, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

On November 13, 2018, the Company announced that it was successful in renewing the Agreement, effectively with the original Agreement intact, except that monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued. These deferred payments would be waived if the Company had chosen to exercise its option.

The accruals for the deferred payment were waived pursuant to the November 20, 2020 Amended Agreement described below. As a result, as at September 30, 2021, the Company had accrued a total of $nil (December 31, 202 - $nil).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

On November 20, 2020, the Company signed a further amendment to the Amended Agreement. Under the terms of this amendment:

●	The Company will continue to make monthly care and maintenance payments to Placer Mining of $60,000 until exercising the option to purchase;
●	The purchase price was reduced to $7,700,000, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Bunker Assets as having been previously paid by the Company and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in common shares. The reference price for the payment in common shares will be based on the common share price of the last equity raise before the option is exercised;
●	The Company’s contingent obligation to settle $1,787,300 of accrued payments due to Placer Mining has been waived. As a result, the Company recorded a gain on settlement of accounts payable of $1,787,300 during the six months ended December 31, 2020; and
●	The Company made an advance payment of $2,000,000 to Placer Mining which shall be credited toward the purchase price if and when the Company elects to exercise its purchase right. In the event that the Company irrevocably elects not to exercise its purchase right, the advance payment of $2,000,000 will be repaid to the Company within twelve months from the date of such election. The amount has been recorded as a long term deposit. This payment had the effect of decreasing the remaining amount payable to purchase the Bunker Assets to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

5. Mining interests (continued)

Bunker Hill Mine Complex (continued)

In addition to the payments to Placer Mining, and pursuant to an agreement with the EPA whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery, excluding water treatment charges. These payments, if all are made, will total $20,000,000. The agreement calls for payments starting with $1,000,000 within 30 days after a fully ratified agreement was signed followed by a payment schedule detailed below:

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000	Not paid
November 1, 2021	$3,000,000	Not paid
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. Prior to July 2021, the Company had received invoices from the EPA for water treatment charges for the periods from December 2017 to October 2019, which exceeds the semi-annual payments outlined in the agreement, which would have resulted in annual payment of $960,000. The Company received the supporting details from the EPA and began the process of reconciling and reviewing these invoices in September 2020.

In July 2021, the Company received an invoice from the EPA for water treatment charges for the period from November 2019 to October 2020, in the amount of approximately $2,500,000, higher than the invoice received in 2020 for the period of November 2018 to October 2019 of approximately $1,600,000. Based on preliminary review, the Company believes that this increase in water treatment charges is not consistent with the EPA’s cost to treat water from the Mine, and a discussion with the EPA has been initiated.

In August 2021, the Company received an interim invoice from the EPA for water treatment charges for the period from November 2020 to May 2021, and accordingly reversed the previously accrued estimate amount of $1,309,000 and recorded $1,155,000 to exploration expenses based on the interim invoice for the period from November 2020 to May 2021. Additionally, $660,000 or $165,000 per month has been accrued for the period from June 1, 2021 to September 30, 2021, reflecting the Company’s best estimate of future water treatment costs, informed by the August 2021 invoice.

A total of $4,872,186 for water treatment charges, net of payments made, was accrued for as at September 30, 2021 (December 31, 2020 - $3,136,055). The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund. As at September 30, 2021, the interest accrued on the unpaid EPA balance is $306,136 (December 31, 2020 - $162,540). The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities amounting to $13,178,322 (December 31, 2020 - $11,298,594). The Company initiated a discussion with the EPA regarding the amount and payment schedule.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

In October 2020, the Company settled the full amount of the outstanding loan by issuing 5,572,980 common shares at a deemed price of C$0.49 based on the fair value of the shares issued. As a result, the Company recorded a gain on debt settlement of $23,376 for the year ended December 31, 2020.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

Accretion expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $nil and $75,093, respectively) based on effective interest rate of 16% after the loan extension.

Interest expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $101,827 and $185,772, respectively). As at September 30, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

Amount
Balance, December 31, 2019	$1,815,500
Accretion expense	75,093
Loss on loan extinguishment	9,407
Partial extinguishment	(300,000)
Loan extinguishment	(1,600,000)
Balance, December 31, 2020 and September 30, 2021	$-

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

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

7. Promissory notes payable (continued)

(i) (continued)

The fair values of the warrants were estimated using the Binomial model to determine the fair value of the derivative warrant liabilities using the following assumptions:

November 2019 issuance	December 31, 2020	September 30, 2021
Expected life	317 days		44 days
Volatility	100%		100%
Risk free interest rate	0.64%		0.30%
Dividend yield	0%		0%
Share price	$0.41		$0.14
Fair value	$40,999	$	nil
Change in derivative liability			$40,999

April 2020 issuance	December 31, 2020	September 30, 2021
Expected life	317 days		44 days
Volatility	100%		100%
Risk free interest rate	0.27%		0.30%
Dividend yield	0%		0%
Share price	$0.41		$0.14
Fair value	$58,373	$	nil
Change in derivative liability			$58,373

Accretion expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $51,522 and $170,438, respectively) based on an effective interest rate of 11% after the loan extension.

Interest expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $5,600 and $24,200, respectively). As at September 30, 2021, the Company has an outstanding interest payable of $nil (December 31, 2020 - $nil).

(ii) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. This promissory note was repaid during the nine months ended September 30, 2020. Accretion expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $47,737 and $89,190, respectively) based on effective interest rate of 7%.

(iii) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. During the nine months ended September 30, 2020, the Company settled the promissory note in full by issuing 714,285 common shares. Accretion expense for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $19,129 and $35,676, respectively) based on effective interest rate of 8%.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

7. Promissory notes payable (continued)

(iv) On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 of debt issue costs. The note bore no interest and was due on demand. This promissory note was repaid in full during the nine months ended September 30, 2020. Financing cost for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $nil and $15,000, respectively).

(v) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 to a director of the Company. The note bore no interest and was due on demand. This promissory note was repaid in full during the nine months ended September 30, 2020. Financing cost for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $nil and $15,000, respectively).

(vi) On July 13, 2020, the Company issued a promissory note in the amount of $1,200,000, net of $360,000 debt issue costs. The note bore no interest and was due on August 31, 2020. This promissory note was repaid in full during the nine months ended September 30, 2020. Financing cost for the three and nine months ended September 30, 2021 was $nil (three and nine months ended September 30, 2020 - $360,000).

(vii) On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note is scheduled to mature on the earlier of March 15, 2022, or the date at which the Company raises more than $10,000,000 in equity financing in aggregate, beginning September 22, 2021. The Company is considering a land parcel purchase of approximately $200,000, which will be used as security for the promissory note. Interest expense for the three and nine months ended September 30, 2021 was $8,219.

8. Lease liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of September 30, 2021:

Office lease
Balance, December 31, 2019	$274,981
Addition	-
Interest expense	22,156
Lease payments	(123,098)
Foreign exchange loss	2,568
Balance, December 31, 2020	176,607
Addition	-
Interest expense	10,632
Lease payments	(97,138)
Foreign exchange loss	1,434
Balance, September 30, 2021	91,535
Less: current portion	(91,535)
Long-term lease liability	$-

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total
Base rent	$108,032	$-	$-	$108,032
Additional rent	100,040	-	-	100,040
	$208,072	$-	$-	$208,072

The monthly rental expenses are offset by rental income obtained through a series of short-term subleases held by the Company.

Bunker Hill Mining Corp.
Notes to Condensed Interim Consolidated Financial Statements
Three and Nine Months Ended September 30, 2021
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

During the nine months ended September 30, 2020, the Company issued 3,315,200 units at a deemed price of C$0.05 as finder’s fees with a total value of C$165,760 ($125,180) to a shareholder of the Company. Each unit consisted of one common share of the Company and one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at a price of C$0.25 per common share for a period of two years.

On May 12, 2020, the Company closed a non-brokered private placement, issuing 107,143 common shares of the Company at C$0.56 per common share for gross proceeds of C$60,000 ($44,671).

On August 14, 2020, the Company closed the first tranche of a brokered private placement of units of the Company (the “August 2020 Offering”), issuing 35,212,142 units of the Company (“August 2020 Units”) at C$0.35 per August 2020 Unit for gross proceeds of $9,301,321 (C$12,324,250). Each August 2020 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (each, a “August 2020 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.50 per common share until August 31, 2023. In connection with the first tranche of the August 2020 Offering, the Company incurred share issuance costs of $709,488 (C$849,978) and issued 2,112,729 compensation options (the “August 2020 Compensation Options”). Each August 2020 Compensation Option is exercisable into one August 2020 Unit at an exercise price of C$0.35 until August 31, 2023.

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
Three and Nine Months Ended September 30, 2021
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

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at September 30, 2021:

February 2021 issuance	February 9 and 16, 2021	September 30, 2021
Expected life	1826 days	1593 days
Volatility	100%	100%
Risk free interest rate	0.49%	0.89%
Dividend yield	0%	0%
Share price	$0.27 and $0.29	$0.14
Fair value	$3,813,103	$1,440,591
Change in derivative liability		$2,372,512

The warrant liabilities as a result of the August 2018, November 2018, June 2019, August 2019, and August 2020 private placements were revalued as at September 30, 2021 and December 31, 2020 using the Binomial model and the following assumptions:

August 2018 issuance	December 31, 2020		September 30, 2021
Expected life		221 days		Expired
Volatility		100%
Risk free interest rate		1.23%
Dividend yield		0%
Share price		$0.41	$
Fair value	$	nil	$	nil
Change in derivative liability			$	nil

November 2018 issuance	December 31, 2020	September 30, 2021
Expected life	332 days		59 days
Volatility	100%		100%
Risk free interest rate	1.09%		0.92%
Dividend yield	0%		0%
Share price	$0.41		$0.14
Fair value	$52,540	$	nil
Change in derivative liability			$52,540

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Issued and outstanding (continued)

June 2019 issuance (i)	December 31, 2020	September 30, 2021
Expected life	1826 days	1553 days
Volatility	100%	100%
Risk free interest rate	0.85%	0.84%
Dividend yield	0%	0%
Share price	$0.41	$0.14
Fair value	$3,438,839	$837,368
Change in derivative liability		$2,601,471

(i)	In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	December 31, 2020	September 30, 2021
Expected life	213-1826 days	1553 days
Volatility	100%	100%
Risk free interest rate	0.81%	0.84%
Dividend yield	0%	0%
Share price	$0.41	$0.14
Fair value	$5,922,270	$1,282,713
Change in derivative liability		$4,639,557

(ii)	In December 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

August 2020 issuance	December 31, 2020	September 30, 2021
Expected life	973 days	700 days
Volatility	100%	100%
Risk free interest rate	1.31%	0.41%
Dividend yield	0%	0%
Share price	$0.41	$0.14
Fair value	$14,493,215	$2,085,987
Change in derivative liability		$12,407,228

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Warrants

	Number of	Weighted average exercise price	Weighted average grant date
	warrants	(C$)	value ($)
Balance, December 31, 2019	36,452,284	$0.48	$0.16
Issued	62,238,632	0.49	0.26
Expired	(346,178)	14.84	5.97
Exercised (i)	(2,332,900)	0.25	0.02
Balance, September 30, 2020	96,011,838	$0.47	$0.20
Balance, December 31, 2020	95,777,806	$0.54	$0.16
Issued	19,994,080	0.6	0.19
Expired	(2,913,308)	0.48	0.14
Balance, September 30, 2021	112,858,578	$0.55	$0.19

(i)	During the nine months ended September 30, 2020, 2,332,900 warrants were exercised at C$0.25 per warrant for gross proceeds of C$583,225 ($417,006). In conjunction with the exercise of warrants, the Company recognized a change in derivative liability of $871,710.

Expiry date	Exercise price (C$)	Number of warrants	Number of warrants exercisable
November 13, 2021	0.80	400,000	400,000
November 13, 2021	0.50	400,000	400,000
November 28, 2021	1.00	645,866	645,866
February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
		112,858,578	112,858,578

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Broker options

	Number of	Weighted average
	broker options	exercise price (C$)
Balance, December 31, 2019	-	-
Issued - August 2020 Compensation Options (i)	3,239,907	0.35
Balance, December 31, 2020	3,239,907	0.35
Issued - February 2021 Compensation Options	351,000	0.40
Balance, September 30, 2021	3,590,907	$0.35

(i)	The grant date fair values of the August 2020 Compensation Options and February 2021 Compensation Options were estimated at $521,993 and $68,078, respectively, using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
August 2020	0.31%	0%	100%	C$0.35	3 years
February 2021	0.26%	0%	100%	C$0.35	3 years

Expiry date	Exercise price (C$)	Number of broker options	Fair value ($)
August 31, 2023 (i)	0.35	3,239,907	521,993
February 16, 2024 (ii)	0.40	351,000	68,078
		3,590,907	590,071

(i)	Exercisable into one August 2020 Unit

(ii)	Exercisable into one February 2021 Unit

 Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options

The following table summarizes the stock option activity during the periods ended September 30, 2021 and 2020:

	Number of stock options	Weighted Average exercise price (C$)
Balance, December 31, 2019	1,692,500	$1.27
Granted (i)(ii)	6,157,659	0.55
Forfeited	(70,000)	10.38
Balance, September 30, 2020	7,780,159	$0.62
Balance, December 31, 2020	8,015,159	$0.62
Granted (iv)	1,037,977	0.34
Balance, September 30, 2021	9,053,136	$0.58

(i)	On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $10,430 and $48,189, for the three and nine months ended September 30, 2021 respectively (three and nine months ended September 30, 2020 - $45,173 and $186,614, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ii)	On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one-fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options was estimated at $1,536,764. The vesting of these options results in stock-based compensation of $104,890 and $427,034, for the three and nine months ended September 30, 2021 respectively (three and nine months ended September 30, 2020 - $201,728 and $357,409, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii)	On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options was estimated at $52,909. The vesting of these options resulted in stock-based compensation of $6,596 and $32,652, for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 - $218 and $218, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $43,941 and $160,750, for the three and nine months ended September 30, 2021, respectively (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

9. Capital stock, warrants and stock options (continued)

Stock options (continued)

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years
(iv)	0.64%	0%	100%	C$0.34	5 years

The following table reflects the actual stock options issued and outstanding as of September 30, 2021:

Exercise price (C$)	Weighted average remaining contractual life (years)	Number of options outstanding	Number of options vested (exercisable)	Grant date fair value ($)
10.00	0.59	47,500	47,500	258,013
0.50	1.25	235,000	235,000	46,277
0.60	2.00	200,000	200,000	52,909
0.60	3.07	1,575,000	1,275,000	435,069
0.55	3.56	5,957,659	1,489,415	1,536,764
0.335	4.39	1,037,977	273,271	204,213
		9,053,136	3,520,186	2,533,245

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

10. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the periods ended September 30, 2021 and 2020:

	Number of	Weighted average grant date fair value per share
	shares	(C$)
Unvested as at December 31, 2019	-	$-
Granted (i)(ii)	600,000	0.40
Unvested as at September 30, 2020	600,000	$0.40
Unvested as at December 31, 2020	988,990	$0.39
Granted (v)(vi)(vii)	1,348,434	0.30
Vested	(1,474,294)	0.31
Forfeited	(245,130)	0.41
Unvested as at September 30, 2021	618,000	$0.45

(i)	On April 20, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one-fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $14,334 and $57,494, respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 $27,568 and $50,641, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ii)	On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one-fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $5,785 and $14,933, respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 $9,352 and $16,569, respectively), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii)	On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one-fourth increments upon each anniversary of the grant date. The vesting of these RSUs results in stock-based compensation of $8,174 and $24,255, respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv)	On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one-sixth increments per month. The vesting of these RSUs results in stock-based compensation of $nil and $58,740, respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(v)	On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. Of the 735,383 RSUs, 245,128 RSUs vested immediately, and the remaining 490,255 RSUs vested in 1/12 increments per month. The vesting of these RSUs results in stock-based compensation of $26,263 and $291,364, respectively for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(vi)	On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $4,026 for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(vii)	On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $100,022 for the three and nine months ended September 30, 2021 (three and nine months ended September 30, 2020 - $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

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

The following table summarizes the DSU activity during the periods ended September 30, 2021:

	Number of shares	Weighted Average grant date fair value per share (C$)
Unvested as at December 31, 2019	-	-
Granted (i)	7,500,000	$1.03
Unvested as at September 30, 2020, December 31, 2020 and September 30, 2021	7,500,000	$1.03

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one-fourth increments upon each anniversary of the grant date and expire in 5 years. During the three and nine months ended September 30, 2021, the Company recognized $291,243 and $430,964, respectively, recovery of stock-based compensation related to the DSUs (three and nine months ended September 30, 2020 $204,127 and $753,791, respectively expensed), which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

12. Income per share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, RSUs and DSUs. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Net income (loss) and comprehensive income (loss) for the period	$3,960,630	$(267,859)	$9,843,495	$(13,848,837)

Basic income (loss) per share
Weighted average number of common shares - basic	164,179,999	106,276,928	160,690,371	86,173,243
Net income (loss) per share – basic	$0.02	$0.00	$0.06	$(0.16)

Diluted income (loss) per share
Weighted average number of common shares - basic	164,179,999	106,276,928	160,690,371	86,173,243
Diluted effect:
Warrants, RSUs, broker options, and stock options	150,000	-	150,000	-
Weighted average number of common shares - fully diluted	164,329,999	106,276,928	160,840,371	86,173,243
Net income (loss) per share - fully diluted	$0.02	$0.00	$0.06	$(0.16)

13. Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 5, the Company is required to make monthly payment of $60,000 for care and maintenance.

As stipulated in the agreement with the EPA and as described in note 5, the Company is required to make two payments to the EPA, one for cost-recovery, and the other for water treatment. As at September 30, 2021, $13,178,322 payable to the EPA has been included in accounts payable and accrued liabilities. The Company is now engaged with the EPA to discuss an amendment to or deferral of these payments.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of short-term subleases held by the Company. See note 8.

On or about June 14, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by a purported personal representative of the estate of a minority shareholder of Placer Mining. The named defendants include Placer Mining, certain of Placer Mining’s shareholders, the Company, and certain of the Company’s shareholders. The lawsuit alleges that Placer Mining entered into a series of transactions, including amendments to the Company’s lease with Placer Mining, in breach of an agreement dated August 31, 2018, which allegedly restricted the sale of shares in Placer Mining by certain shareholders. On August 13, 2021, the Company filed a motion to dismiss the claim for lack of jurisdiction and standing. On September 3, 2021, the plaintiff responded to the motion to dismiss and agreed that Placer Mining should be dismissed for lack of jurisdiction. The Company, as well as other named defendants, filed replies in support of the motions to dismiss and argued that Placer Mining is an indispensable party and with dismissal of Placer Mining the lawsuit should be dismissed. The US District Court has not ruled on the motions to dismiss but the Company believes the motion to dismiss will be granted and the lawsuit dismissed.

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

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

14. Related party transactions

Compensation of key management personnel

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Consulting fees	$276,049	$166,806	$846,604	$458,009

At September 30, 2021, $102,235 is owed to key management personnel (December 31, 2020 - $45,000) with all amounts included in accounts payable and accrued liabilities

Share subscriptions

During the nine months ended September 30, 2021, the CEO of the Company subscribed for 208,860 units in the February 2021 Offering.

During the nine months ended September 30, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to the CFO.

During the nine months ended September 30, 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 of debt owed to a consultant that is deemed to be a related party.

Bunker Hill Mining Corp.

Notes to Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2021

(Expressed in United States Dollars)

Unaudited

15. Financial instruments

Fair values

The carrying amounts reported in the condensed interim consolidated balance sheets for cash and cash equivalents, accounts receivable excluding HST, accounts payable, accrued liabilities, DSU liability, lease liability and promissory note payable, all of which are financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs. There were no transfers of financial instruments between levels 1, 2, and 3 during the period ended September 30, 2021 and year ended December 31, 2020.

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

Financing Transaction

On February 24, 2021, the Company closed a non-brokered private placement of 19,994,080 Units of the Company at C$0.40 per Unit for gross proceeds of $6,618,069 (C$7,830,544). Each Unit consists of one Common Share of the Company and one Common Share purchase warrant. Each whole warrant entitles the holder to acquire one Common Share of the Company at a price of C$0.60 per Common Share for a period of five years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions (“MI 61-101”).

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

On September 23, 2021, the Company announced that it has completed an extensive ground geophysical survey spanning approximately 1,200 acres of previously un-explored ground immediately to the south and south-west of historic underground workings, conducted as a high-resolution 3D IP (DCIP) survey method. The coverage area will extend to a depth of approximately 1,300 feet, with the objective of identifying near-surface drilling targets that are directly accessible from existing workings. The program was completed during the third quarter of 2021 and finalized data from the geophysics is expected in November 2021.

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

Leveraging its improved understanding through this study, on February 11, 2021, the Company announced the successful commissioning of a water pre-treatment plant located within the Mine, designed to significantly improve the quality of Mine water discharge, which in turn would support a rapid restart of the Mine. Specifically, the water pre-treatment plant achieves this goal by reducing significantly the amount of treatment required at the CTP, and the associated costs, before the Mine water is discharged into the south fork of the Coeur d’Alene River, removing over 70% of the metals from water before it leaves the Mine, with the potential for further improvements.

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

Bunker Hill Mine Restart Developments and Preliminary Economic Assessment

In November 2020, the Company launched a Preliminary Economic Assessment (“PEA”) to assess the potential for a rapid restart of the Mine for minimal capital by focusing on the de-watered upper areas of the Mine, utilizing existing infrastructure, and based on truck haulage and toll milling methods.

To support the Company’s strategy of targeting a rapid production restart as outlined above, development drilling subsequent to November 2020 focused on targets in the upper levels of the Mine located in close proximity to existing infrastructure, aimed at expanding the resource base for the PEA.

In January 2021, the Company reported continued progress towards completing a PEA and further detailed the potential parameters of the restart, including: i) low up-front capital costs through utilization of existing infrastructure, potentially enabling a rapid production restart; ii) a staged approach to mining, potentially supporting a long-life operation; iii) underground processing and tailings deposition with potential for high recovery rates; iv) development of a sustainable operation with minimal environmental footprint; and v) potential increase in the existing resource base.

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

On September 20, 2021, the Company reported the results of its new PEA for the Mine. The PEA contemplates a $44 million initial capital cost (including 20% contingency) to rapidly restart the Mine, generating approximately $25 million of annual average free cash flow over a 11-year mine life, and producing over 591 million pounds of zinc, 323 million pounds of lead, and 8 million ounces of silver at all-in sustaining costs of $0.47 per payable pound of zinc (net of by-products). The PEA contemplates a low environmental footprint, long-term water management solution, and significant positive economic impact for the Shoshone County, Idaho community. The PEA is based on the mineral resources estimate described above and published on March 22, 2021, following the drilling program conducted in 2020 and early 2021 to validate the historical reserves. The PEA includes a mining inventory of 6.4Mt, which represents a portion of the 4.4Mt Indicated mineral resource and 5.6Mt Inferred mineral resource. Further details regarding the PEA can be found in the news release dated September 20, 2021 on EDGAR, SEDAR and the Company’s website www.bunkerhillmining.com. There were no material differences between the key results, assumptions and estimates contained in the report filed on June 4, 2021 and the news release dated April 20, 2021.

London Mining District Joint Venture

On October 4, 2021, the Company announced its intention to enter into a joint venture with MineWater Finance LLC to explore the mineral potential of the London gold mine, and the surrounding district, in Colorado, USA. London Mining District produced gold and silver from 1875 to 1942, including over 650,000 gold ounces from the London Mine.

Results of Operations

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its results of operation and financial condition for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the functional currency of the Company.

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

During the three and nine months ended September 30, 2021 and September 30, 2020, the Company generated no revenue.

Operating Expenses

During the three months ended September 30, 2021, the Company reported total operating expenses of $2,464,945 as compared to $6,105,916 during the three months ended September 30, 2020, a decrease of $3,640,971 or approximately 60%.

The decrease in total operating expenses during the three months ended September 30, 2021 was primarily due to a decrease in exploration expense of $3,745,464 ($1,465,157 in the three months ended September 30, 2021 compared to $5,210,621 in the three months ended September 30, 2020) due to lower drilling activity and related expenses. The decrease in operation and administration expenses ($221,451 in the three months ended September 30, 2021 compared to $552,789 in the three months ended September 30, 2020) was mostly due to lower stock-based compensation expensed during the three months ended September 30, 2021. The increase in legal and accounting, and consulting in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to increased corporate activity, and legal, professional and consulting expenses related to completion of the updated PEA.

During the nine months ended September 30, 2021, the Company reported total operating expenses of $12,384,474 as compared to $11,058,237 during the nine months ended September 30, 2020, an increase of $1,326,237 or approximately 12%.

The increase was due to significant additional accrual for water treatment charges from the EPA and additional exploration expenses resulting from the Company’s drilling activities in the first half of 2021, and additional legal and consulting expenses related to the completion of the updated PEA.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the Condensed Interim Consolidated Statements of Income and Comprehensive Income. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the statement of operations.

Net Income and Comprehensive Income

The Company reported net income and comprehensive income of $3,960,630 for the three months ended September 30, 2021, compared to net loss and comprehensive loss of $267,859 for the three months ended September 30, 2020, an increase of $4,228,489. The Company also reported net income and comprehensive income of $9,843,495 for the nine months ended September 30, 2021, compared to net loss and comprehensive loss of $13,848,837 for the nine months ended September 30, 2020. The increase in net income and comprehensive income was primarily due to a gain related to the change in derivative liability of $6,460,513 for the three months ended September 30, 2021, and $22,172,681 for the nine months ended September 30, 2021, as compared to a gain of $9,311,304 for the three months ended September 30, 2020, and a gain of $1,096,476 for the nine months ended September 30, 2020. The gain in the three and nine months ended September 30, 2021 related mostly to the fair value decrease of the Company’s outstanding warrants due to a decrease in the Company’s share price.

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

As noted previously, the Company has engaged Cutfield Freeman & Co. to provide independent advice on all aspects of restart mining financing related to the Mine, including the acquisition of the Mine. Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt financing and royalty/streaming arrangements.

The Company is also working to secure adequate capital to continue making lease payments, payments to the EPA, conduct exploration activities on site and cover general and administrative expenses associated with managing a public company.

In February 2021, the Company closed a non-brokered private placement of 19,994,080 units of the Company at C$0.40 per unit for gross cash proceeds of $6,168,069 (C$7,830,544). Each unit consists of one Common Share of the Company and one Common Share purchase warrant, which entitles the holder to acquire one Common Share at a price of C$0.60 per Common Share for a period of five years. In connection with the financing, the Company paid a cash commission of C$140,400 and issued 351,000 finder options, which are exercisable into units at an exercise price of C$0.40 for a period of three years. Pursuant to the offering, certain directors and officers of the Company acquired 626,580 Units. This issuance of such Units in connection with the offering was considered a “related party transaction” as such term is defined under MI 61-101.

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

Current Assets and Total Assets

As of September 30, 2021, the Company’s balance sheet reflects that the Company had: i) total current assets of $2,930,905 compared to total current assets of $4,045,618 at December 31, 2020, a decrease of $1,114,713 or approximately 28%; and ii) total assets of $5,510,252, compared to total assets of $6,709,016 at December 31, 2020, a decrease of $1,198,764 or approximately 18%. The decrease in current assets was mostly impacted by the decrease in cash and cash equivalents, primarily due to the Company’s spending related to exploration partially offset by proceeds of $6,008,672 from the non-brokered private placement closed on February 24, 2021, and $2,500,000 of proceeds from the Company’s promissory note issued on September 22, 2021.

Current Liabilities and Total Liabilities

As of September 30, 2021, the Company’s balance sheet reflects that the Company had total current liabilities of $17,949,659 and total liabilities of $23,596,319, compared to total current liabilities of $14,178,553 and total liabilities of $38,246,613 as of December 31, 2020. The increase in current liabilities is impacted by the new promissory note issued in September and accruals related to water treatment charges from the EPA. The decrease in non-current and total liabilities is primarily due to a decrease in derivative warrant liability as a result of a decrease in the Company’s share price over the nine months ended September 30, 2021.

Working Capital

As of September 30, 2021, the Company had negative working capital of $15,018,754 compared to negative working capital of $10,132,935 as of December 31, 2020. The increase in negative working capital was due to the decrease in cash and cash equivalents primarily related to exploration activity, and additional liability accrued in relation to water treatment charges from the EPA.

Cash Flow

During the nine months ended September 30, 2021, cash was primarily used to fund activities at the Mine operations including exploration and property payments. The Company reported a net decrease in cash of $1,055,412 during the nine months ended September 30, 2021 compared to a net increase of $8,555,910 during the nine months ended September 30, 2020. The decrease in cash during the nine months ended September 30, 2021 is a result of $9,372,253 of net cash used in operating activities, $94,693 used in investing activities, and $8,411,534 of net cash provided by financing activities including the non-brokered private placement closed on February 24, 2021 and proceeds from the promissory note issued on September 22, 2021.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes can differ from these estimates. The key sources of estimation uncertainty that have a significant risk of causing material adjustment to the amounts recognized in the financial statements are:

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

Changes in Internal Control Over Financial Reporting

Mitigating these significant deficiencies, however, is that, commencing in 2020 and 2021, the Company has a new management team and new members of the Board of Directors, including a new Chair of the Audit Committee, and a new Chief Financial Officer, which are focused on transitioning the Company to a new management approach, modern thinking, new systems and practices, modern approaches to engagement and a system of internal controls and procedures. Management’s daily involvement in the business provides it with more than adequate knowledge to identify the areas of financial reporting risks and related controls. In addition, the procedures followed are integrated within the daily responsibilities of the Company’s employees, allowing management to rely on their own intimate knowledge and supervision of controls. As the Company’s business plan is implemented and additional staff is added, management will be able to address these significant deficiencies and the resulting material weakness.

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

On or about June 14, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by a purported personal representative of the estate of a minority shareholder of Placer Mining. The named defendants include Placer Mining, certain of Placer Mining’s shareholders, the Company, and certain of the Company’s shareholders. The lawsuit alleges that Placer Mining entered into a series of transactions, including amendments to the Company’s lease with Placer Mining, in breach of an agreement dated August 31, 2018 which allegedly restricted the sale of shares in Placer Mining by certain shareholders. In August 2021, the Company and other defendants filed motions to dismiss and agreed that Placer Mining should be dismissed for lack of jurisdiction. The Company, as well as other named defendants, filed replies in support of the motions to dismiss and argued that Placer Mining is an indispensable party and with dismissal of Placer Mining the lawsuit should be dismissed. The US District Court has not yet ruled on the motions to dismiss, but the Company believes the motion to dismiss will be granted and the lawsuit dismissed.

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On October 26, 2021, the Company asserted claims against Crescent in a separate lawsuit, Bunker Hill Mining Corporation v. Venzee Technologies Inc. et al, Case No. 2:21-cv-209-REP, filed in the same court on May 14, 2021.

While the Company is not able to predict the outcome of these matters, it does not currently believe that they will result in material liability to the Company.

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index below.

31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.SCH*	Inline XBRL Schema Document *
101.INS*	Inline XBRL Instance Document *
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, President and Chief Executive Officer

Date:	November 15, 2021

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary
Date:	November 15, 2021

