Form 10-K
period 2021-12-31
Bunker Hill Mining Corp.
filed 2022-03-31
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-150028

BUNKER HILL MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0196442
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

82 Richmond Street East
Toronto, Ontario, Canada	M5C 1P1
(Address of principal executive offices)	(Zip Code)

(416) 477-7771

(Registrant’s Telephone Number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $35,941,664.

Number of shares of Common Stock outstanding as of March 31, 2022: 164,435,442

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 12, 2021, the Company’s Board of Directors (the “Board”) approved a change in our fiscal year end from the last day of June to a calendar fiscal year ending on the last day of December of each year, effective January 1, 2021. In this report, references to “fiscal year” refer to years ending December 31, 2021 and June 30, 2020. References in this report to the “transition period” refer to the six-month period ended December 31, 2020.

Our Business

The Company was incorporated for the purpose of engaging in mineral exploration and development activities. The Company’s sole focus is the Bunker Hill mine (the “Mine”), as described below.

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

As a part of the purchase price, the Amended Agreement also requires payments pursuant to an agreement with the U.S. Environmental Protection Agency (“EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company will make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20,000,000. The agreement calls for payments starting with $1,000,000 30 days after a fully ratified agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018 and $3,000,000 on each of the next 5 anniversaries with a final $2,000,000 payment on November 1, 2024. In addition to these payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s estimated costs of maintaining and treating water at the water treatment facility with a true-up to be paid by the Company once the actual costs are determined. The November 1, 2018, December 1, 2018, June 1, 2019, November 1, 2019, November 1, 2020, and November 1, 2021 payments were not made, and the Company engaged in discussions with the EPA in an effort to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

On December 20, 2021, the Company announced the execution of a non-binding term sheet outlining a $50,000,000 non-dilutive project finance package, the execution of a settlement agreement amendment with the EPA, and the execution of an agreement to purchase of the Bunker Hill Mine.

The non-binding term sheet with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”) and other investors outlined a $50,000,000 project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Bunker Hill Mine. The financing package consisted of a $8,000,000 royalty convertible debenture (the “Royalty Convertible Debenture”), a $5,000,000 (increased to $6,000,000) convertible debenture (the “Convertible Debenture”), and a multi-metals stream of up to $37,000,000 (the “Stream”, together with the Royalty Convertible Debenture and the Convertible Debenture, the “Project Financing Package”). The closing for Royalty Convertible Debenture, the Convertible Debenture and the Stream are conditional on a number of matters, including the finalization of definitive documentation, regulatory and stock exchange approvals, and closing of the purchase of Bunker Hill Mine.

The Company consummated the $8,000,000 the Royalty Convertible Debenture in January 2022. The Royalty Convertible Debenture will initially bear interest at an annual rate of 9.0% payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or 18 months. In the event of conversion, the Royalty Convertible Debenture will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The Royalty Convertible Debenture will initially be secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until such time that a full security package is put in place. In the event of non-conversion, the principal of the Royalty Convertible Debenture will be repayable in cash.

The Company also consummated the $6,000,000 Convertible Debenture in January 2022, which was increased from a previously-announced $5,000,000. The Convertible Debenture will initially bear interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and a maturity of 18 months from the closing of the Royalty Convertible Debenture. Until the closing of the Stream, the Convertible Debenture is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval. Alternatively, SRSR may elect to retire the Convertible Debenture with the cash proceeds from the Stream. The Company may elect to repay the Convertible Debenture early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Subject to SRSR internal approvals, further technical and other diligence, and satisfactory definitive documentation, the Company expects to close the Stream concurrent with a formal construction decision being made by the end of Q2 2022. A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied. Assuming the maximum funding of $37,000,000 is drawn, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver. Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price.

The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company will be permitted to incur additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000 from other financing counterparties.

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA (the “Amended Settlement”). Upon entering the Amended Settlement, the Company is now fully compliant with its payment obligations to these parties. The Amended Settlement modifies the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine by the EPA. A total of $19,000,000 remains to be paid by the Company. The new payment schedule includes a $2,000,000 payment to the EPA within 30 days of the execution of this Amended Settlement. The remaining $17,000,000 will be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The Amended Settlement includes additional payment for outstanding water treatment costs that have been incurred over the period from 2018 through 2020. This $2,900,000 payment will be made within 90 days of execution of this Amended Settlement.

In addition to the changes in payment terms and schedule, the Company has committed to securing financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA. The financial assurance will total $17,000,000, corresponding to the Company’s obligations to be paid in the 2024-2029 period as outlined above, that can be drawn on by the EPA in the event of non-performance by the Company (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made. If the Company does not post the Financial Assurance within 90 days of execution of the Amended Settlement, it must issue an irrevocable letter of credit for $9,000,000. The EPA may draw on this letter of credit after an additional 90 days if the Company is unable to either put the Financial Assurance in place or make payment for the full $17,000,000 of remaining historical cost recovery sums. In the event neither occurs, the terms of the initial Settlement Agreement will be reinstated. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the $2,900,000 payment and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

On January 10, 2022, the Company announced that following the approval of the transaction by Placer Mining Corp. shareholders and satisfaction of other closing conditions, the purchase of the Bunker Hill Mine closed on January 7, 2022. The terms of the purchase were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. Concurrently, the Royalty Convertible Debenture in the amount of $8,000,000 also closed as definitive documentation and all closing conditions were met.

On January 31, 2022, the Company announced that following the satisfaction of all closing conditions, including completion of definitive documentation and a full security package, the Convertible Debenture closed on January 28, 2022. The parties agreed to amend the funding to $6,000,000, an increase of $1,000,000 from the previously envisaged amount of $5,000,000, reflecting increased demand from Sprott and other investors. The terms of the Convertible Debenture are unchanged from the Company’s news release of December 20, 2021 as described above.

On March 9, 2022, the Company announced a private placement of up to C$15,000,000 of special warrants of the Company (the “Special Warrants”). The Company intends to use the net proceeds of the offering to fund the restart and development of the Mine, outstanding obligations to the EPA, and for general corporate purposes.

In support of plans to rapidly restart the Mine, the Company worked systematically through 2020 and 2021 to delineate mineral resources and conduct various technical studies. If successful in closing the Stream, together with securing additional financing requirements, which may include additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000, management believes that it is well positioned to execute this strategy.

Between April and July 2020, the Company worked to validate in accordance with National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) standards up to 9 million tons of primarily zinc ore contained within the UTZ, Quill and Newgard Ore Bodies. This involved over 9,000 feet of drilling from Underground and extensive sampling from the many open stopes above the water-level. These zones could provide the majority of the early feed if the Company were to achieve a restart of the Mine.

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

On January 26, 2021, the Company reported continued progress towards completing the previously announced PEA, and further detail regarding the potential parameters of the restart, including: i) low up-front capital costs through utilization of existing infrastructure, potentially enabling a rapid production restart; ii) a staged approach to mining, potentially supporting a long-life operation; iii) underground processing and tailings deposition with potential for high recovery rates; iv) development of a sustainable operation with minimal environmental footprint; and v) potential increase in the existing resource base.

On March 19, 2021, the Company announced a mineral resource estimate consisting of a total of: 4.4 million tons in the Indicated category, containing 3.0 million ounces of silver, 487 million pounds of zinc, and 176 million pounds of lead; 5.6 million tons in the Inferred category, containing 8.3 million ounces of silver, 548 million pounds of zinc, and 312 million pounds of lead.

On April 20, 2021, the Company announced the results of its PEA for the Mine. The PEA contemplates a $42,000,000 initial capital cost (including 20% contingency) to rapidly restart the Mine, generating approximately $20,000,000 of annual average free cash flow over a 10-year mine life, and producing over 550 million pounds of zinc, 290 million pounds of lead, and 7 million ounces of silver at all-in sustaining costs of $0.65 per payable pound of zinc (net of by-products). The PEA contemplates a low environmental footprint, long-term water management solution, and significant positive economic impact for the Shoshone County, Idaho community. The PEA is based on the Mineral Resource Estimate described above and published on May 3, 2021, following the drilling program conducted in 2020 and early 2021 to validate the historical reserves. The PEA includes a mining inventory of 5.5Mt, which represents a portion of the 4.4Mt Indicated mineral resource and 5.6Mt Inferred mineral resource that comprise the Mineral Resource Estimate. The PEA is preliminary in nature and includes Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. There is no certainty that the project described in the PEA will be realized. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

On May 3, 2021, the Company filed a technical report with further detail regarding the mineral resource estimate announced on March 19, 2021, entitled “Technical Report for the Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” with an effective date of March 22, 2021. This technical report was prepared in accordance with the requirements of subpart 1300 of Regulation S-K (the “SEC Mining Modernization Rules”) and Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”).

On June 4, 2021, the Company filed a technical report entitled “Technical Report And Preliminary Economic Assessment For Underground Milling And Concentration Of Lead, Silver And Zinc At The Bunker Hill Mine, Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” in support of the PEA that it announced on April 20, 2021 (as described above). This technical report was prepared in accordance with the requirements of the SEC Mining Modernization Rules and NI 43-101

On September 20, 2021, the Company announced the results of an updated PEA for the Mine. The updated PEA contemplates a $44,000,000 initial capital cost (including 20% contingency) to rapidly restart the Mine, generating approximately $25,000,000 of annual average free cash flow over an 11-year mine life, and producing over 590 million pounds of zinc, 320 million pounds of lead, and 8 million ounces of silver at all-in sustaining costs of $0.47 per payable pound of zinc (net of by-products). As with the PEA published on June 4, 2021, the updated PEA is based on the Mineral Resource Estimate described above and published on May 3, 2021, following the drilling program conducted in 2020 and early 2021 to validate the historical reserves. The PEA includes a mining inventory of 6.4Mt, which represents a portion of the 4.4Mt Indicated mineral resource and 5.6Mt Inferred mineral resource that comprise the Mineral Resource Estimate.

On November 3, 2021, the Company filed a technical report entitled “Technical Report And Preliminary Economic Assessment For Underground Milling And Concentration Of Lead, Silver And Zinc At The Bunker Hill Mine, Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” in support of the updated PEA that it announced on September 20, 2021 (as described above).

On November 30, 2021, the Company announced the completion of an updated mineral resource estimate (the “Mineral Resource Estimate” or “MRE”) for the Bunker Hill Mine consisting of a total of: 6.6 million tons in the Measured and Indicated category, containing 6.8 million ounces of silver, 740 million pounds of zinc, and 324 million pounds of lead; 6.7 million tons in the Inferred category, containing 10.4 million ounces of silver, 669 million pounds of zinc, and 392 million pounds of lead.

On December 29, 2021, the Company filed a technical report entitled “Technical Report And Preliminary Economic Assessment For Underground Milling And Concentration Of Lead, Silver And Zinc At The Bunker Hill Mine, Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” (the “Technical Report” or “Bunker Hill Technical Report”) in support of the updated MRE that it announced on November 30, 2021 (as described above). This technical report was prepared in accordance with the requirements of the SEC Mining Modernization Rules and NI-43-101 and is filed as an exhibit to the Registration Statement of which this prospectus is a part.

On January 31, 2022, the Company announced the signing of a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Process Plant”) in eastern Washington State, approximately 145 miles from the Bunker Hill Mine by road. The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The MOU outlines a purchase price under two scenarios, at Teck’s option: an all-cash $2,750,000 purchase price, or a $3,000,000 purchase price comprised of cash and Bunker Hill shares. Each option includes a $500,000 non-refundable deposit, which has been paid by the Company subsequent to the end of the year. On March 7, 2022, the Company announced the signing of an Asset Purchase agreement for the purchase of the Pend Oreille Process Plant. Closing of the transaction remains subject to certain conditions, including payment of the remaining purchase price by May 15, 2022.

On March 3, 2022, the Company announced the purchase of a 225-acre surface land parcel for approximately $200,000. The Company intends this to serve as a strategic asset for the rapid restart of the Mine, optimizing construction efficiency and costs while providing improved access to prospective areas identified by our recent geophysics survey.

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

Infrastructure

The Mine includes all mining rights and claims, surface rights, fee parcels, mineral interests, easements, existing infrastructure at Milo Gulch, and the majority of machinery and buildings at the Kellogg Tunnel portal level, as well as all equipment and infrastructure anywhere underground at the Bunker Hill Mine Complex. It also includes all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the Mine site or any other location.

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

Property Description

The Company has mineral rights to approximately 440 patented mining claims covering over 5700 acres. Of these claims, 35 include surface ownership of approximately 259 acres. It also has certain parcels of fee property which includes mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

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

Employees

The Company has four employees. The balance of the Company’s operations is contracted for as consultants.

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

The audit opinion and notes that accompany the Company’s Financial Statements disclose a going concern qualification to its ability to continue in business. The accompanying Financial Statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration and development stage company and has incurred losses since its inception. The Company has incurred losses resulting in an accumulated deficit of $72,491,150 as of December 31, 2021 and further losses are anticipated in the development of its business.

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

Neither the Company nor any of the directors of the Company nor any other party can provide any guarantee or assurance, that the Company will be able to raise sufficient capital to satisfy the Company’s short-term obligations. The Company does not have sufficient funds to satisfy its short-term financial obligations, as at December 31, 2021, the Company has $486,063 in cash and total current liabilities of $22,795,277 and total liabilities of $38,314,164.

If the Company cannot raise additional capital, the Company will be in breach of its debt obligations, including under the Royalty Convertible Debenture and the Convertible Debenture. Further, pursuant to the terms of the Company’s agreement with the EPA, the Company is required to make certain payments to the EPA on behalf of Placer Mining in the amount of $20,000,000 for cost recovery. If the Company is unable to raise sufficient capital, the Company may be unable to pay the cost of recovery resulting in a breach of its obligations and the failure to pay may be considered a default under the terms of the Amended Settlement with the EPA and the Amended Agreement with Placer Mining.

Neither the Company nor any of the directors of the Company nor any other party can provide any guarantee or assurance that the full $50,000,000 project financing package will be finalized or close, as the Project Financing Package remains subject to SRSR internal approvals, further technical and other due diligence and satisfactory documentation. Approximately $14,000,000 of the project financing closed in January 2022, subsequent to the close of the year. If the full Project Financing Package does not close there is no guarantee that capital can be raised on terms favorable to the Company, or at all. Any additional equity funding will dilute existing shareholders.

In support of plans to rapidly restart the Mine, the Company worked systematically through 2020 and 2021 to delineate mineral resources and conduct various technical studies. Executing this strategy may require securing additional financing, which may include additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000.

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

The Company’s inability to access sufficient capital for its operations could have a material adverse effect on its financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of the Company’s Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company’s ability to raise capital through future sales of Common Shares. The Company has not yet commenced commercial production at any of its properties and, therefore, has not generated positive cash flows to date and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet the Company’s requirements, or if available, available upon terms acceptable to the Company. There is no assurance that the Company will be able to continue to raise equity capital or to secure additional debt financing, or that the Company will not continue to incur losses.

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

The Company has incurred losses since inception, has had negative cash flow from operating activities, and expects to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$18,752,504 for the year ended December 31, 2021; and
●	$9,454,396 for the transition period ended December 31, 2020
●	$10,793,823 for the year ended June 30, 2020

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

The Russia/Ukraine crisis, including the impact of sanctions or retributions thereto, could adversely affect the Company’s business.

The Company’s operations could be adversely affected by the effects of the escalating Russia/Ukraine crisis and the effects of sanctions imposed against Russia or that country’s retributions against those sanctions, embargos or further-reaching impacts upon energy prices, food prices and market disruptions. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of energy bans, embargos and restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the United States in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Additionally, the Company cannot predict changes in precious metals pricing or changes in commodities pricing which may alternately affect the Company either positively or negatively.

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

The Company has not established that any of its mineral properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that the Company will be able to do so. In general, the probability of any individual prospect having a “reserve” that meets the requirements of the SEC is small, and the Mine may not contain any “reserves” and any funds that the Company spends on exploration could be lost. Even if the Company does eventually discover a mineral reserve on the Mine, there can be no assurance that it can be developed into a producing mine and that the Company can extract those minerals. Both mineral exploration and development involve a high degree of risk, and few mineral properties that are explored are ultimately developed into producing mines.

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

The Company’s production, development plans and cost estimates in the PEA may vary and/or not be achieved.

The PEA is preliminary in nature and will include Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. Consequently, there is no certainty that the PEA will be realized. The decision to implement the Mine restart scenario to be included in the PEA will not be based on a feasibility study of mineral reserves demonstrating economic and technical viability, and therefore there is increased risk that the PEA results will not be realized. If the Company is unable to achieve the results in the PEA, it may have a material negative impact on the Company and its capital investment to implement the restart scenario may be lost.

Costs charged to the Company by the Idaho Department of Environmental Quality (“IDEQ”) for treatment of waste water fluctuate a great deal and are not within the Company’s control.

The Company is billed annually for water treatment activities performed by the IDEQ for the EPA. The water treatment costs that Bunker Hill is billed for are partially related to the EPA’s direct cost of treating the water emanating from the Bunker Hill Mine, which are comprised of lime and flocculant usage, electricity consumption, maintenance and repair, labor and some overhead. Rate of discharge of effluent from the Bunker Hill Mine is largely dependent on the level of precipitation within a given year and how close in the calendar year the Company is to the spring run-off. Increases in water infiltrations and gravity flows within the mine generally increase after winter and result in a peak discharge rate in May. Increases in gravity flow and consequently the rate of water discharged by the mine have a highly robust correlation with metal concentrations and consequently metals loads of effluent.

Hydraulic loads (quantities of water per unit of time) and metal loads (quantities of metals per unit of volume of effluent per unit of time) are the two main determinants of cost of water treatment by the EPA in the relationship with the Bunker Hill Mine because greater metal loads consume more lime and more flocculent and more electricity to remove the increased levels of metals and make the water clean. The scale of the treatment plant is determined by how much total water can be processed (hydraulic load) at any one point in time. This determines how much labor is required to operate the plant and generally determine the amount of overhead required to run the EPA business.

The EPA has completed significant upgrades to the water treatment capabilities of the CTP and is now capable of producing treated water than can meet a much higher discharge standard (which Bunker Hill will be forced to meet beyond May 2023). While it was understood that improved performance capability would increase the cost of operating the plant, it was unclear to EPA, and consequently to Bunker Hill, how much the costs would increase by.

These elements described above, and others, impact the direct costs of water treatment. A significant portion of the total amount invoiced by EPA each year is indirect cost that is determined as a percentage of the direct cost. Each year the indirect costs percentage changes within each region of the EPA. Bunker Hill has no ability to impact the percentage of indirect cost that is set by the EPA regional office. Bunker Hill also has no advanced notice of what the percentage of indirect cost will be until it receives its invoice in June of the year following the billing period. The Company remains unable to estimate EPA billings to a high degree of accuracy.

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

As the Company has not commenced actual production, mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

The Company’s activities are subject to extensive laws and regulations governing environment protection. The Company is also subject to various reclamation related conditions. Although the Company closely follows and believes it is operating in compliance with all applicable environmental regulations, there can be no assurance that all future requirements will be obtainable on reasonable terms. Failure to comply may result in enforcement actions causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures. Intense lobbying over environmental concerns by non-governmental organizations has caused some governments to cancel or restrict development of mining projects. Current publicized concern over climate change may lead to carbon taxes, requirements for carbon offset purchases or new regulation. The costs or likelihood of such potential issues to the Company cannot be estimated at this time.

The legal framework governing this area is constantly developing, therefore the Company is unable to fully ascertain any future liability that may arise from the implementation of any new laws or regulations, although such laws and regulations are typically strict and may impose severe penalties (financial or otherwise). The proposed activities of the Company, as with any exploration company, may have an environmental impact which may result in unbudgeted delays, damage, loss and other costs and obligations including, without limitation, rehabilitation and/or compensation. There is also a risk that the Company’s operations and financial position may be adversely affected by the actions of environmental groups or any other group or person opposed in general to the Company’s activities and, in particular, the proposed exploration and mining by the Company within the state of Idaho and the United States.

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

Social and environmental activism may have an adverse effect on the reputation and financial condition of the Company or its relationship with the communities in which it operates.

There is an increasing level of public concern relating to the effects of mining on the nature landscape, in communities and on the environment. Certain non-governmental organizations, public interest groups and reporting organizations (“NGOs”) who oppose resource development can be vocal critics of the mining industry. In addition, there have been many instances in which local community groups have opposed resource extraction activities, which have resulted in disruption and delays to the relevant operation. While the Company seeks to operate in a socially responsible manner and believes it has good relationships with local communities in the regions in which it operates, NGOs or local community organizations could direct adverse publicity against and/or disrupt the operations of the Company in respect to one or more of its properties, regardless of its successful compliance with social and environmental best practices, due to political factors, activities of unrelated third parties on lands in which the Company has an interest or the Company’s operations specifically. Any such actions and the resulting media coverage could have an adverse effect on the reputation and financial condition of the Company or its relationships with the communities in which it operates, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

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

The silver industry is highly competitive, and the Company is required to compete with other corporations and business entities, many of which have greater resources than it does. Such corporations and other business entities could outbid the Company for potential projects or produce minerals at lower costs, which would have a negative effect on the Company’s operations.

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

The success of the Company is currently largely dependent on the performance of its directors and officers. The loss of the services of any of these persons could have a materially adverse effect on the Company’s business and prospects. There is no assurance the Company can maintain the services of its directors, officers or other qualified personnel required to operate its business. As the Company’s business activity grows, the Company will require additional key financial, administrative and mining personnel as well as additional operations staff. There can be no assurance that these efforts will be successful in attracting, training and retaining qualified personnel as competition for persons with these skill sets increase. If the Company is not successful in attracting, training and retaining qualified personnel, the efficiency of its operations could be impaired, which could have an adverse impact on the Company’s operations and financial condition. In addition, the COVID-19 pandemic may cause the Company to have inadequate access to an available skilled workforce and qualified personnel, which could have an adverse impact on the Company’s financial performance and financial condition.

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

The Company may be subject to potential conflicts of interest with its directors and/or officers.

Certain directors and officers of the Company are or may become associated with other mining and/or mineral exploration and development companies which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve such a contract. In addition, directors and officers are required to act honestly and in good faith with a view to the best interests of the Company. Some of the directors and officers of the Company have either other full-time employment or other business or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers. Further, any failure of the directors or officers of the Company to address these conflicts in an appropriate manner or to allocate opportunities that they become aware of to the Company could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

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

The Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA. Upon entering the Amended Settlement, the Company is now fully compliant with its payment obligations to these parties. The Amended Settlement modifies the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine by the EPA. A total of $19,000,000 remains to be paid by the Company. The new payment schedule includes at $2,000,000 payment to the EPA within 30 days of the execution of this Amended Settlement, which was paid subsequent to December 31, 2021. The remaining $17,000,000 should be paid in annual instalments until November 1, 2029.

Failure to pay could be considered a default under the terms of the Amended Settlement with the EPA and the Amended Agreement with Placer Mining.

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

Mineral exploration and development are depended on adequate infrastructure.

Exploration, development and processing activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important elements of infrastructure, which affect access, capital and operating costs. The lack of availability on acceptable terms or the delay in the availability of any one or more of these items could prevent or delay exploration or development of the Company’s mineral properties. If adequate infrastructure is not available in a timely manner, there can be no assurance that the exploration or development of the Company’s mineral properties will be commenced or completed on a timely basis, if at all. Furthermore, unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of necessary infrastructure could adversely affect its operations.

Exploration operations depend on adequate infrastructure. In particular, reliable power sources, water supply, transportation and surface facilities are necessary to explore and develop mineral projects. Failure to adequately meet these infrastructure requirements or changes in the cost of such requirements could affect the Company’s ability to carry out exploration and future development operations and could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects

The Company may purchase additional mining properties.

If the Company loses or abandons its interests in its mineral properties, there is no assurance that it will be able to acquire another mineral property of merit or that such an acquisition would be approved by the CSE, OTCQB or any other applicable security exchanges. There is also no guarantee that the CSE, OTCQB or any other applicable security exchanges, will approve the acquisition of any additional properties by the Company, whether by way of an option or otherwise, should the Company wish to acquire any additional properties.

The Company’s operations are dependent on information technology systems that may be subject to network disruptions

The Company’s operations depend on information technology (“IT”) systems. These IT systems could be subject to network disruptions caused by a variety of sources, including computer viruses, security breaches and cyber-attacks, as well as disruptions resulting from incidents such as cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, vandalism and theft. The Company’s operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

The Company is a reporting issuer and reporting requirements under applicable securities laws may increase legal and financial compliance costs

The Company is subject to reporting requirements under applicable securities law, the listing requirements of the CSE, the OTCQB, the SEC and other applicable securities rules and regulations. Compliance with these requirements can increase legal and financial compliance costs, make some activities more difficult, time consuming or costly, and increase demand on existing systems and resources. Among other things, the Company is required to file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm the Company’s business and results of operations. The Company may need to hire additional employees to comply with these requirements in the future, which would increase its costs and expenses.

Risks Related to the Common Shares

The Company’s Common Share price may be volatile and as a result, investors could lose all or part of their investment.

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

The Common Shares could be influenced by research and reports that industry or securities analyst may be published.

The trading market for the Common Shares could be influenced by research and reports that industry and/or securities analysts may publish about the Company, its business, the market or its competitors. The Company does not have any control over these analysts and cannot assure that such analysts will cover the Company or provide favorable coverage. If any of the analysts who may cover the Company’s business change their recommendation regarding the Company’s stock adversely, or provide more favorable relative recommendations about its competitors, the stock price would likely decline. If any analysts who may cover the Company’s business were to cease coverage or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which in turn could cause the stock price or trading volume to decline.

The Company is subject to the continued listing criteria of the CSE and the OTCQB, and its failure to satisfy these criteria may result in delisting of its Common Shares from the CSE and the OTCQB.

The Company’s Common Shares are currently listed for trading on the CSE and quoted on the OTCQB. In order to maintain the listing on the CSE and the quotation on the OTCQB or any other securities exchange the Company may trade on, the Company must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges may delist the securities of any issuer if, in the exchange’s opinion: its financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the Company sells or disposes of its principal operating assets or ceases to be an operating company; if the Company fails to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the CSE, the OTCQB or any other exchange or quotation service were to delist the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage, and/or an inability for the Company to obtain additional financing to fund its operations.

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

ITEM 2. PROPERTIES

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

The Bunker Hill Mine

The Mine is one of the most well-known base metal and silver mines in American history. Initial discovery and development of the Mine property began in 1885, and from that time until the Mine closed in 1981, it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc, which represented 162Moz of silver, 3.16M lbs. of lead and 1.35M lbs. of zinc (Bunker Limited Partnership, 1985). Throughout the 95-year operating history of the mine, there were over 40 different orebodies discovered and mined, consisting of lead-silver-zinc mineralization. Although known for its significant lead and zinc production, 45-50% of the Net Smelter Value of its historical production came from its silver. The Company and Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

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

(1)	Prices used to calculate Ag Eq are as follows: Zn=$1.16/lb; Pb=$0.92/lb; and Ag=$20/oz, which are the prices used in the March 2021 technical report

On December 29, 2021, the Company filed a technical report entitled “Technical Report And Preliminary Economic Assessment For Underground Milling And Concentration Of Lead, Silver And Zinc At The Bunker Hill Mine, Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA” (the “Technical Report” or “Bunker Hill Technical Report”) in support of the updated MRE that it announced on November 30, 2021 (as described above). This technical report was prepared in accordance with the requirements of the SEC Mining Modernization Rules and NI-43-101 and is filed as an exhibit to the Registration Statement of which this prospectus is a part.

On February 25, 2022, the Company announced the filing of an amended technical report for the Bunker Hill Mine to address comments from the Ontario Securities Commission (the “OSC Staff”) as a result of a voluntary application by the Company for a review of its technical disclosure by the OSC Staff. The Amended Technical Report addresses comments requesting clarification, formatting and additional disclosure in a number of areas, including the property description, treatment of historical estimates, and sampling and verification methods. It also includes updated disclosure reflecting the Company’s ownership of the Bunker Hill Mine, which did not become effective until after the December 2021 Technical Report had been published. The Mineral Resource Estimate and financial assumptions in the Preliminary Economic Assessment are unchanged from the December 2021 Technical Report. The Amended Technical Report is titled “Technical Report and Preliminary Economic Assessment For Underground Milling and Concentration of Lead, Silver and Zinc at the Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA”, with an effective date of January 7, 2022.

 Technical Report Summary

The following summary is extracted from the Technical Report filed on February 25, 2022. The following information does not purport to be a complete summary of the Bunker Hill Technical Report, is subject to all the assumptions, qualifications and procedures set out in the Bunker Hill Technical Report and is qualified in its entirety with reference to the full text of the Bunker Hill Technical Report. Each of the authors of the Bunker Hill Technical Report is independent qualified person under NI 43-101 (each a “Qualified Person”, and together the “Qualified Persons”) and have approved the summary of the Bunker Hill Technical Report below. The effective date of the technical report was January 7, 2022.

Summary

The Bunker Hill Technical Report describes the mining and processing operations at the Bunker Hill Mine located near the town of Kellogg Idaho, for the Company. The Company has the exclusive rights to acquire 100% ownership of the Bunker Hill Mine.

The Bunker Hill Technical Report considers a processing approach at Bunker Hill Mine where lead (“Pb”), silver (“Ag”) and zinc (“Zn”) mineralization is mined and processed entirely underground. Mineralized material would be conventionally milled and then concentrated by flotation of PbAg followed by flotation of ZnAg. Metal rich concentrates could then be sold to smelters in North America or overseas. Mill tailings will be deposited underground in the historic mining voids located throughout the Bunker Hill Mine. The only envisioned surface facilities would be offices, warehouses and loading docks.

Highlights of the Bunker Hill Technical Report, including the preliminary economic assessment (“Technical Report PEA”), are listed in Table 1-2 and Table 1-3. Table 1-1 lists the Mineral Resource estimate for the Bunker Hill Mine. Mineral Resources are reported according to the CIM Definition Standards of May 10, 2014 (“CIM”). The guidance and definitions of CIM are incorporated by reference in NI 43-101. Mineral Resources are geologically constrained and defined at economic cutoff grades that demonstrate reasonable prospects of eventual economic extraction. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

Resource Estimate

Geostatistics and estimates of mineralization were prepared by Mr. Scott Wilson, C.P.G., SME. Industry accepted grade estimation techniques were used to develop global mineralization block models for the Newgard, Quill and UTZ zones. The Mineral Resource estimate considers underground mining and mill processing as a basis for reasonable prospects of eventual economic extraction. The total Mineral Resource estimate for the Bunker Hill Mine is listed in Table 1-1 at a cutoff grade of NSR 70 $/ton.

Table 1-1 Bunker Hill Mine Mineral Resource Estimate – NSR $70/ton cut off – Ag selling price of $20/oz (troy), Lead selling price of $0.90/lb, Zn selling price of $1.15/lb. Effective date of November 29, 2021)

(1)	The Qualified Person for the above estimate is Scott Wilson, C.P.G., SME; effective November 29, 2021
(2)	Measured, Indicated and Inferred classifications are based on the 2014 CIM Definition Standards. The Company has chosen to no longer classify Mineral Resources as “ZnAg Resources” or “PbAg Resources”, as was done for the Mineral Resource Update effective March 22, 2021
(3)	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability
(4)	Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in US$/t, ie: NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs). For the Mineral Resource Estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 92%, 82% and 88% for Zn, Ag and Pb respectively, and concentrate grades of 54.7% Zn in zinc concentrate, and 59.7% Pb and 14.18 oz/ton Ag in lead concentrate. All other relevant assumptions are as described in Table 16-1 of the Company’s Updated PEA filed on SEDAR on November 3, 2021
(5)	The Qualified Person for the above metallurgical data is Deepak Malhotra, SME of Pro Solv LLC Mineral Resources are estimated using a zinc price of $1.15 per pound, silver price of $20.00 per ounce, and lead price of $0.90 per pound.
(6)	Historic mining voids, stopes and development drifting have been accounted for in the mineral resource estimate
(7)	Columns may not add up due to rounding

Preliminary Economic Assessment

The summary of the current projected financial performance of the Bunker Hill Mine is listed in Table 1-2. Sensitivities are summarized in Table 1-3.

The preliminary economic assessment is preliminary in nature, and there is no certainty that the reported results will be realized. The Mineral Resource estimate used for the Technical Report PEA includes Inferred Mineral Resources which are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as Mineral Reserves, and there is no certainty that the projected economic performance will be realized. The purpose of the Technical Report PEA is to demonstrate the economic viability of the Bunker Hill Mine, and the results are only intended as an initial, first-pass review of the Bunker Hill Mine economics based on preliminary information. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.

Estimated Bunker Hill production for Life of Mine

Metal Pr’
Zinc ($/lb)		1.15
Lead ($/lb)		0.90
Silver ($/oz)		20.00
Mine Plan
Ore mined (kt)		6,377
Average annual mineralized material mined (kt)Ill		580
Zinc grade (%)		5.0%
Lead grade (%)		2.8%
Silver grade (oz/t)		1.5
Zinc eq grade (%)(2i		8.7%
Silver eq grade (oz/t)j3i		10.0

Zinc produced - Zn conc (klbs)		591,140
Lead produced - Pb conc (klbs)		323,116
Silver produced - Pb conc (koz)		8,418
Zinc eq produced (klbs)t21		990,416
Silver eq produced (koz)43)		56,949
Key Cost Met
Opex - total ($/t)		62
Sustaining capex ($/t)		10
Cash costs: by-product ($/lb Zn payable)		0.33
AISC: by-product ($/lb Zn payable)		0.47
Cash costs: co-product ($/lb Zn payable)		0.69
AISC: co-product ($/lb Zn payable)		0.77
EBITDA	$’000	383,378
Pre-tax free cash flowlsi	$’000	284,999
Free cash flowisl	$’000	233,310
NPV (5%)		143,471
NPV (8%)		107,790
IRR (%)		35.2%
Payback (years)		2.6

(1)	Annualize averages excluded the first and last years of mine life
(2)	Zinc equivalency calculated using metal prices shown above.
(3)	Silver equivalency calculated using metal prices shown above.
(4)	Includes zinc produced in zinc concentrate, lead and silver produced in lead concentrate
(5)	Life of mine (“LOM”) includes initial capital expenditure Note: Cash Cost Includes mining, processing, G&A, smelter charges and freight.

Table 1-3 Economic Sensitivity to Zinc Price, Opex and Capex

Property Description and Ownership

The Bunker Hill Mine is located in the cities of Kellogg and Wardner of Shoshone County, Idaho. On August 17, 2017, Bunker Hill and Placer Mining, entered into a two-year Mining Lease with Option to Purchase (together, the “Lease”). The Lease became effective on November 1, 2017. The lease provides that Bunker Hill will operate the Bunker Hill Mine and make certain improvements on the Mine along with making monthly $60,000 payments to Placer Mining over the term of the lease.

On November 1, 2019, Bunker Hill and the current owner signed an amendment to its Lease for the Bunker Hill Mine. Under the new amended agreement, the lease period has been extended for an additional period of nine months through August 1, 2020.

On July 27, 2020, this Lease was further extended until August 1, 2022.

On November 20, 2020, the parties amended the Lease. Under the amended terms, the purchase price was decreased to $7,700,000, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by Bunker Hill and an aggregate of $5,400,000 payable in cash outstanding) and $2,000,000 in common shares of Bunker Hill. Further, under the amendment to the Lease, Bunker Hill was to make an advance payment of $2,000,000 to Placer Mining, which shall be credited toward the purchase price of the Bunker Hill Mine when Bunker Hill elects to exercise its purchase right. Bunker Hill made this advance payment, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in common shares of Bunker Hill.

On January 7, 2022, the Company closed the purchase of the Bunker Hill Mine. Mine assets were purchased for $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000. The EPA obligation of $19,000,000 was assumed by Bunker Hill as part of the acquisition.

Geology and Mineralization

The Northern Idaho Panhandle Region in which the Bunker Hill Mine is located is underlain by the Middle Proterozoic-aged Belt-Purcell Supergroup of fine-grained, dominantly siliciclastic sedimentary rocks which extends from western Montana (locally named the Belt Supergroup) to southern British Columbia (locally named the Purcell Supergroup) and is collectively over 23,000 feet in total stratigraphic thickness.

Mineralization at the Bunker Hill Mine is hosted almost exclusively in the Upper Revett formation of the Ravalli Group, a part of the Belt Supergroup of Middle Proterozoic-aged, fine-grained sediments. Geologic mapping and interpretation progressed by leaps and bounds following the recognition of a predictable stratigraphic section at the Bunker Hill Mine and enabled the measurement of specific offsets across major faults, discussed in the following section. From an exploration and mining perspective, there were two critical conclusions from this research: all significant mineralized shoots are hosted in quartzite units where they are cut by vein structures, and the location of the quartzite units can be projected up and down section, and across fault offsets, to target extensions and offsets of known mineralized shoots and veins.

Mineralization at Bunker Hill Mine falls in four categories, described below from oldest to youngest events:

Bluebird Veins (BB): W—NW striking, SW-dipping (Fig. 7-11), variable ratio of sphalerite-pyrite-siderite mineralization. Thick, tabular cores with gradational margins bleeding out along bedding and fractures. Detailed description in Section 7.2.2.

Stringer/Disseminated Zones: Disseminated, fracture controlled and bedding controlled blebs and stringer mineralization associated with Bluebird Structures, commonly as halos to vein-like bodies or as isolated areas where brecciated quartzite beds are intersected by the W-NW structure and fold fabrics.

Galena-Quartz Veins (GQ): E to NE striking, S to SE dipping (Fig. 7-11), quartz-argentiferous galena +/-siderite-sphalerite-chalcopyrite-tetrahedrite veins, sinuous-planar with sharp margins, cross-cut Bluebird Veins. Detailed description in Section 7.2.2.

Hybrid Zones: Formed at intersections where GQ veins cut BB veins (Fig. 7-11), with open space deposition of sulfides and quartz in the vein refraction in quartzite beds, and replacement of siderite in the BB vein structure by argentiferous galena from the GQ Vein.

Environmental Studies and Permitting

Because the mine is on patented mining claims (privately-owned land), only a limited number of permits are required for mining and milling operations. These relate to: (1) air quality and emissions from crushing, milling and processing and (2) any refurbishment of surface buildings that may require construction permits.

The Bunker Hill Mine is located within the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921). Cleanup activities have been completed in Operable Unit 2 of the Bunker Hill Superfund Site where the mine is located though water treatment continues at the Central Treatment Plant (the “CTP”) located near Bunker Hill Mine. The CTP is owned by the EPA and is operated by its contractors.

Bunker Hill entered into a Settlement Agreement and Order on Consent with the EPA on May 15, 2018. This agreement limits the Company’s exposure to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liability for past environmental damage to the mine site and surrounding area to obligations that include:

●	Payment of $20,000,000 for historical water treatment cost recovery for amount paid by the EPA from 1995 to 2017.
●	Payment of for water treatment services provided by the EPA at the CTP in Kellogg, Idaho until such time that Bunker Hill either purchases or leases the CTP or builds a separate EPA-approved water treatment facility.
●	Conducting a work program as described in the Ongoing Environmental Activities section of this study

In December 2021, in conjunction with its intention to purchase the mine complex, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA modifying the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the mine subsequent to the end of the period, the remaining payments of the EPA cost recovery liability would be assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was made. The remaining $17,000,000 will be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The resumption of payments in 2024 were agreed in order to allow the Company to generate sufficient revenue from mining activities at the Bunker Hill Mine to address remaining payment obligations from free cash flow.

In addition to the cost recovery payments outlined above, the Amendment includes an inital payment for outstanding water treatment costs that have been incurred over the period from 2018 through 2021. This approximately $2,900,000 settlement payment would be made within 90 days of the execution of the Amendment.

The changes in payment terms and schedule, are contingent upon the Company securing Financial Assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000. These assurances correspond to the Company’s cost recovery obligations to be paid in 2024 through 2029 as outlined above. Should the Company fail to make its scheduled payment, the EPA can draw against this financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made. If the Company does not post an Interim Financial Assurance within 90 days of execution of the Amendment, or fail to post the Final Financial Assurance within 180 days of the execution of the Amendment, the terms of the original agreement will be reinstated.

As at December 31, 2021, the Company had not secured the interim financial assurance, and therefore the contingency had not been removed or satisfied. Further, as of the date of this filing, the financial assurance has not been secured, and as a result, the liability to the EPA is accounted for with no effectivity of the Amendment, with the liabilities each reflected as current liabilities. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the $2,900,000 payment and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

Bunker Hill will initiate a full Environmental, Social and Health Impact Assessment for the activities described in this Technical Report PEA and for its business model as a whole in 2021. This study is projected for completion in 2022.

Metallurgical Testing

RDi initiated metallurgical test work on three samples designated Newgard, Quill and Utz with the primary objective of determining the process flowsheet and the metal recoveries and concentrate grades. The test work is on-going, and the highlights of the results so far indicate the following:

●	The composite samples assayed 2.9% to 8.6% Zn, 1.6% to 4.9% Pb and 21 g/mt to 69 g/mt Ag
●	The sample had ±66% of sulfur present as sulfide sulfur
●	Bond’s ball mill work index for the composite samples ranged from 13.73 to 15.58 thereby indicating the rock to be relatively hard
●	Rougher flotation tests indicated that P80 of 150 mesh to 200 mesh was optimum for flotation of desired minerals
●	The sequential flotation scheme employed historically is amenable for production of Pb/Ag and Zn concentrates

Mining Method

Long-hole stoping with fill (LHOS), cut-and-fill and possibly room-and-pillar mining with fill are the only methods viable for sustained operations today. LHOS is the preferred mining method with limited cut-and-fill mining at Bunker Hill Mine. Room-and-pillar mining is not in the current plan. Timbered ground support has been replaced with newer ground support technology of rock bolts, mesh, shotcrete and steel sets as required. Ground conditions are generally good to excellent at Bunker Hill Mine and the rest of the mines in the Silver Valley. Bunker Hill Mine does not have a history of rock burst events that are frequent in the deeper mines to the east.

Recovery Methods

Historical and on-going current test work at RDi indicates that sequential flotation process can produce marketable-grade Pb/Ag and Zn concentrates. A conceptual process flowsheet was developed based on limited test work, historical plant flowsheet and plants processing similar polymetallic mineralized material. Process flowsheets consist of two-stage crushing to produce a feed of P80 of 0.5 inch for the milling circuit. Material will be ground in a ball mill to P80 of 270 mesh with sodium cyanide and zinc sulfate. Resulting ground slurry will be subjected to rougher flotation of lead and silver minerals using xanthate and MIBC. Concentrates could be reground and cleaned up to three times to produce a lead/silver concentrate.

Lead rougher- and first-cleaner tailings will be combined and conditioned with copper sulfate and then pH adjusted, and zinc minerals floated with xanthate and MIBC. Zinc rougher concentrates could be reground and cleaned up to three times to produce marketable zinc concentrate.

Current Exploration and Development

Bunker Hill has a rare exploration opportunity available at the Bunker Hill Mine and has embarked on a new path to fully maximize the potential. A treasure trove of geologic and production data has been organized and preserved in good condition in the mine office since the shutdown of major mine operations in the early 1980s. This data represents 70+ years of proper scientific data and sample collection, with high standards of accuracy and precision that were generally at or above industry standards at the time.

The Company saw the wealth of information that was available but not readily usable and embarked on a scanning and digitizing program. From this they were able to build a 3D digital model of the mine workings and 3D surfaces and solids of important geologic features. To add to this, all of the historic drill core lithology logs and assay data (>2900 holes) was entered into a database and imported with the other data into Maptek Vulcan 3D software.

Exploration activities at the Bunker Hill Mine are focused on core drilling to confirm presence of siler-rich mineralization and wide bluebird style mineralization, as well as finding un-mined offset segments of known mineralized structures.

Conclusions

Bunker Hill continues investment in the advancement of the Bunker Hill Mine through drilling, tunnel refurbishment and technical evaluations both internally and with the assistance of reputable consulting firms. RDA is of the opinion that the current Mineral Resources at Bunker Hill Mine are sufficient to warrant continued planning and effort to explore, permit and develop the Bunker Hill Mine, and that it supports the conclusions herein.

RDA is of the opinion that with a historic silver production of over 160 million ounces, silver mineralization should be investigated with vigorous exploration programs. While base metals are a very important component of the Bunker Hill Mine and drilling resources are recommended to be allocated to the further delineation and addition of base metal dominant resource, the recent selling price of silver demands attention. The confirmation drilling program identified intercepts of 10 to 20 ounces per ton of silver. The J vein and Francis stopes hosted high grade silver mineralization and the near-surface historic Caledonia and Sierra Nevada Mines were bonanza grade silver producers in the past. These and other known occurrences of silver must be followed up on to determine that economic silver occurrences exist on the Bunker Hill Mine land package

Recommendations

Exploration programs should focus on the definition of silver resources. Silver resources that demonstrate the reasonable prospects of eventual economic extraction have been identified within the current mineral resource estimate. Significant silver mineralization encountered through exploration and past production suggests that these zones should be given as much weight as past Pb and Zn exploration and resource definition programs.

Metallurgical test work should be completed and the results thoroughly analyzed in order to further refine metallurgical recovery and concentrate grade assumptions, and optimize flowsheet characteristics.

Digitization of nearly 100 years of paper maps is nearing completion. In addition to unlocking the understanding of the geometry of the mineral deposit much of the information describes the mined-out portion of the Bunker Hill Mine. This will be critical for future mineral resource estimates as mined out voids need to be accurately defined.

Results from the Technical Report PEA indicate that the Bunker Hill Mine may support a Preliminary Feasibility Study. Plant and backfill engineering and metallurgical testing are recommended. Used equipment estimates should also be procured.

The Newgard, Quill and UTZ block model portion of the mine was initially scheduled based on a 5.0% zinc cutoff grade (not zinc equivalent) for the June 2021 Restart PEA in the upper majority zinc mineralization. The lower majority lead and silver mineralization used a 5.0% zinc equivalent. This lower section is not included in the block model and represents Bunker Hill Mine records at the time of closure. It is classified as inferred resource. The Newgard, Quill and UTZ block model has been updated with NSR values to better represent actual zinc, lead and silver revenues. The block model NSR valuation change and the majority use of longhole stoping methods are the subject of this report.

Additional drilling and mine block modeling should continue to increase the conversion of Inferred to Indicated Resources.

Based on the aforementioned, the authors are not recommending successive phases of the work for the advancement of the project.

Table 1-4 Proposed Budget for Project Advancement

Activity	Amount
Exploration Drilling (includes labor and assaying)	$0.50M
Metallurgical definition characteristics	$0.50M
Surface Geophysics	$0.40M
Ongoing Digital compilation of historical information	$0.25M
Environmental Studies as part of care and maintenance	$0.80M
Rehabilitation and Infrastructure Improvements	$1.30M
Plant Engineering	$0.50M
Hydraulic Backfill and Tailing Placement Engineering	$0.25M
Mine Rehabilitation, Care and Maintenance	$0.75M

Further details regarding the MRE, including estimation methodologies, can be found in the technical report which is filed as an exhibit to the Registration Statement of which this prospectus is a part.

Infrastructure Review

The Mine main level is termed the nine level and is the largest level in the Mine. It is connected to the surface by the approximately 12,000-foot-long Kellogg Tunnel. Three major inclined shafts with associated hoists and hoistrooms are located on the nine level. These are the No. 1 shaft, which is used for primary muck hoisting in the main part of the Mine; the No. 2 shaft, which is a primary shaft for men and materials in the main part of the Mine; and the No. 3 Shaft, which is used for personnel, materials and muck hoisting for development in the northwest part of the Mine.

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

The south-eastern part of the Mine was historically serviced by the Cherry Raise, which consisted of a two-compartment shaft with double drum hoisting capability that ran at an incline up from the nine level to the four level. The central part of the Mine was serviced upward by the Last Chance Shaft from the nine level to the historic three or four level. Neither the Cherry Raise or the Last Chance shaft are serviceable at this time. However, the upper part of the Mine from eight level up to the four level has been developed by past operators by a thorough-going rubber tire ramp system, which is judged to be about 65% complete.

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

Restart Project Update:

On March 22, 2022, the Company announced its plans to continue to advance technical studies to a level that will enable a construction decision to be made and a Pre-Feasibility Study (“PFS”) to be published during Q2 2022. The PFS will focus upon mining of Measured and Indicated Resources that maximize cash flow and returns on initial capital invested, leveraging existing infrastructure and the Pend Oreille process plant once it has been relocated to the Bunker Hill site. The Company aims to have the mine in commercial production by the end of 2023, in accordance with the summary timetable shown below.

Figure 1: Bunker Hill Planned Development Timeline

The technical studies to support both a PFS and a Construction Decision remain on track, with updates to some of the key and supporting activities detailed below:

Figure 2: Technical Studies Update

Project		Work Currently In-Progress	Completion % (To PFS)
Process Plant Engineering	●	GA drawings for processing plant and crushing gallery complete. Multiple simulation exercises have indicated reduced initial construction capital expenditures from PEA estimates.
	●	Trade-off studies complete. These affirm preference for an underground location for the primary crushing circuit on Level 9, with milling and flotation circuits on surface within existing building.	80
	●	Final cost analysis, detailed construction planning and construction contractor negotiations on-going.
Tailings and Backfill Plant Engineering	●	Final paste plant design and location trade-offs on-going.
	●	Opex trade-off analysis and mine scheduling on-going.	85
	●	Geotechnical analysis of back-fill requirements indicates significant cost savings from PEA estimates.
Metallurgy	●	Metallurgical studies continue to further optimize the mill and process flow sheet used in the PEA.	80
	●	Final Lock-Cycle Testing (LCT) on-going.
Geotechnical Study	●	Golder and Associates study complete, supporting geotechnical assumptions made within the PEA.	100
Mine Planning	●	Detailed stope sequencing and optimization on-going.	85
	●	Ore haulage trade-off studies complete. Crushed ore to be moved from UG crushing gallery to surface processing circuits via conveyor within the Kellogg Tunnel.
Pend Oreille Plant Demobilization	●	Project/process plant manager appointed.	85
	●	Final demobilization planning on-going, set to meet timelines agreed with Teck, with cost estimates in line with PEA.
Current Mining and Rehabilitation Activities	●	CMC (mining contractor) building organic capacity on site. This includes adding local staff and acquiring mining equipment including LHDs.	N/A
	●	Rehabilitation of UTZ drift on 5-Level completed on schedule.
	●	Initiating construction of decline ramp to connect 5-Level with existing 6-level spiral ramp for rubber-tired equipment.	N/A
Bunker Hill Surface Upgrades	●	Mine yard and surface facilities now cleared to accept Pend Oreille plant equipment.
	●	Finalizing plans to upgrade electrical infrastructure to both Kellogg and Wardner Portal yards.

ITEM 3. LEGAL PROCEEDINGS

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

On or about June 14, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by a purported personal representative of the estate of a minority shareholder of Placer Mining. The named defendants include Placer Mining, certain of Placer Mining’s shareholders, the Company, and certain of the Company’s shareholders. The lawsuit was dismissed with prejudice on February 8, 2022 by Chief US District Court Judge, David C. Nye.

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. If Crescent seeks to amend its complaint, it must do so within 30 days of the court’s judgement on March 2, 2022. The Company believes Crescent Mining LLC’s lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for Bunker Hill Mine on December 15, 2021.

On October 26, 2021, the Company asserted claims against Crescent in a separate lawsuit. Bunker Hill Mining Corporation v. Venzee Technologies Inc. et al, Case No. 2:21-cv-209-REP, filed in the same court on May 14, 2021. The Company has subsequently executed a tolling agreement with Venzee in exchange for dropping its lawsuit. The Company originally filed this lawsuit on May 14, 2021 against other parties but has since filed an amended complaint to include its claims against Crescent.

ITEM 4. MINE SAFETY DISCLOSURES

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on Canadian Securities Exchange under the symbol “BNKR.”

Stockholders

As of March 30, 2022, there were approximately 102 stockholders of record of our common shares and, according to our estimates, approximately 500 beneficial owners of our common shares.

Unregistered Sales of Securities

All unregistered sales of securities have been previously reported on Form 8-K

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

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

On November 13, 2018, the Company announced that it was successful in renewing the Lease and Option Agreement, effectively with the original Lease and Option Agreement intact, except monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month added to the purchase price of the Mine should the Company choose to exercise its option.

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

On December 20, 2021, the Company announced its intention purchase of the mine complex, which was consummated subsequent to the close of the period. With the execution of the EPA settlement agreement amendment and the expected receipt of $8,000,000 proceeds from the Royalty Convertible Debenture, the Company contracted to purchase the Bunker Hill Mine from Placer Mining Corp. and a definitive agreement was signed by both parties. The terms of the purchase were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of common shares in the Company. Purchase of the mine consists of over 400 patented mining claims and 5,800 acres of private land.

Closing of the transaction occurred on January 7, 2022, concurrent with funding of the Royalty Convertible Debenture, approval of the transaction by Placer Mining Corp. shareholders, and satisfaction of other closing conditions. See Subsequent Events.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the year ended December 31, 2021, the six-month period ended December 31, 2020, and the fiscal year ended June 30, 2020. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the year ended December 31, 2021 and the six months ended December 31, 2020

Revenue

During the year ended December 31, 2021 the Company generated no revenue (six months ended December 31, 2020 - $nil).

Expenses

During the year ended December 31, 2021, the Company reported total operating expenses of $18,752,504 (six months ended December 31, 2020 - $9,454,396).

The increase in total operating expenses is due to an increase in operation and administration expenses, exploration expenses, legal and accounting expenses and consulting expenses when compared to the six-month period ended December 31, 2020.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the statement of operations. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the statement of operations.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $6,402,277 for the year ended December 31, 2021 (six months ended December 31, 2020 - $2,164,454). The increase in net loss compared to the six-month period ended December 31, 2020 was a result of increased operating expenses during the twelve-month period when compared to the six-month period. Additionally, there was accretion and interest from debt and a loss on debt settlement during the year ended June 30, 2020.

Special note should be made of the fact that the period ended December 31, 2021 was a twelve-month year, while the comparative transition period ended December 31, 2020 was a six-month period, with variations in all categories of expense varying as a natural function of the differences in length of time periods.

Comparison of the six months ended December 31, 2020 and the year ended June 30, 2020

Revenue

During the six months ended December 31, 2020 and June 30, 2020, the Company generated no revenue.

Expenses

During the six months ended December 31, 2020, the Company reported total operating expenses of $9,454,396 as compared to $10,793,823 during the year ended June 30, 2020. Increases in operation and admin expenses, legal and accounting expenses and consulting expenses for the six-month period was offset by a decrease in exploration expenses and recognition of a gain on settlement of accounts payable.

Net Loss and Comprehensive Loss

The Company had a net loss and comprehensive loss of $2,164,454 for the six months ended December 31, 2020, as compared to a net loss and comprehensive loss of $31,321,791 for the year ended June 30, 2020. The change in net loss between the two periods was largely affected by the change in derivative liabilities. A gain related to the change in derivative liability for the six-month period ended December 31, 2020 was $10,503,941 compared to a loss related to the change in derivative liability for the year ended June 30, 2020 of $18,843,947, a total change of $29,347,888 between the two comparative periods.

Special note should be made of the fact that the transition period ended December 31, 2020 was a six-month period, while the comparative period ended June 30, 2020 was a twelve-month year, with variations in all categories of expense varying as a natural function of the differences in length of time periods.

Liquidity and Capital Resources

At December 31, 2021, the Company had total assets of $4,071,796 and total liabilities of $38,314,164. This compares to total assets of $6,709,016 and total liabilities of $38,246,613 at December 31, 2020. The decrease in current assets is primarily related to a $3,082,598 net decrease in cash in 2021 which was the result of an $11,372,153 cash use for operating activities, which was partially offset by the proceeds from the issuance of common stock and warrants for net proceeds of $6,013,439 in February 2021 and $2,500,000 of proceeds from a promissory note in September 2021.

As of December 31, 2021, the Company had negative working capital of $19,172,729 compared to negative working capital of $10,132,935 as of December 31, 2020. This increase is primarily the result of the $3,082,598 net decrease in cash and an increase in the amount due to the EPA of $5,945,280.

In December 2021, the Company executed a non-binding term sheet with Sprott Resource Streaming and Royalty (“SRSR”) and other investors outlining a $50,000,000 project finance package that the Company expects to fulfill the majority of its funding requirements to restart the mine and reach commercial production in mid-2023. The package consists of an $8,000,000 Royalty Convertible Debenture, a $5,000,000 Convertible Debenture, and a multi-metals stream of up to $37,000,000 (the “Stream”). In January 2022, subject to settlement of definitive documentation with SRSR, the $8,000,000 was advanced under the Royalty Convertible Debenture and $6,000,000 was advanced under the Convertible Debenture, which was increased from $5,000,000.

Subject to SRSR internal approvals, further technical and other diligence (including confirmation of full project funding by an independent engineer appointed by SRSR), and satisfactory definitive documentation, the Company expects to close the Stream concurrent with a formal construction decision being made by Q2 2022. A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions for availability of the Stream have been satisfied. There can be no assurance that the Stream will close as anticipated. See Notes 8 and 16 to the consolidated financial statements for further information regarding this project finance package.

In December 2021, in conjunction with its intention to purchase the Bunker Hill mine complex, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA, modifying the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. Upon the purchase of the Bunker Hill mine complex, the remaining payments of the EPA cost recovery liability would be assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule includes a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was paid subsequent to December 31, 2021. The remaining $17,000,000 will be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The resumption of payments in 2024 were agreed in order to allow the Company to generate sufficient revenue from mining activities at the Bunker Hill Mine to address remaining payment obligations from free cash flow.

In addition to the cost recovery payments outlined above, the Amendment includes an initial payment of $2,900,000 of outstanding water treatment costs that have been incurred over the period from 2018 through 2021, to be made within 90 days of the execution of the Amendment. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the $2,900,000 payment and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

The changes in payment terms and schedule, are contingent upon the Company securing Financial Assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000. These assurances correspond to the Company’s cost recovery obligations to be paid in 2024 through 2029 as outlined above. Should the Company fail to make its scheduled payment, the EPA can draw against this financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made. If the Company fails to post the Final Financial Assurance within 180 days of the execution of the Amendment, the terms of the original agreement as described above will be reinstated (see Note 6 to the consolidated financial statements).

Following the approval of the transaction by Placer Mining Corp. shareholders and satisfaction of other closing conditions, the purchase of the Bunker Hill Mine closed on January 7, 2022. Mine assets were purchased for $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000. Concurrently, definitive documentation and all closing conditions were met for the $8,000,000 Royalty Convertible Debenture. The Royalty Convertible Debenture funded the purchase of the Bunker Hill Mine, the $2,000,000 payment to the EPA, and near-term working capital requirements. In January 2022, the Company also closed the $6,000,000 Convertible Debenture, which will fund near-term working capital requirements, mine development, and the advancement of its Prefeasibility Study, including engineering studies for the demobilization and construction of the Pend Oreille Process Plant at Bunker Hill. See Note 16 to the consolidated financial statements for further detail regarding these two financings and the purchase of the Bunker Hill Mine.

On March 9, 2022, the Company entered into an agreement with a syndicate of agents led by Echelon Wealth Partners Inc. (collectively, the “Agents”), which have agreed to act as agents for and on behalf of the Company, on a commercially reasonable “best efforts” agency basis, without underwriter liability, in connection with a proposed private placement (the “Offering”) of up to C$15,000,000 of special warrants of the Company (the “Special Warrants”) which will entitle the holders to receive up to 50,000,000 units of the Company at a price of C$0.30 (the “Issue Price”) per Special Warrant, subject to adjustment in certain events.

Each Special Warrant shall be exercisable, for no additional consideration and with no further action on the part of the holder thereof, into one unit (each, a “Unit”) of the Company, subject to adjustment described below, on the earlier of: (i) the third business day after the date upon which both (A) a receipt for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Units issuable upon exercise of the Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the Special Warrants are resident (the “Canadian Jurisdictions”), and (B) the registration statement (the “Registration Statement”) of the Company filed with the Securities and Exchange Commission (the “SEC”) registering the Units issuable upon exercise of the Special Warrants has been declared effective by the SEC; and (ii) the date that is six months following the Closing Date (as defined below).

Each Unit will consist of one common share of the Company (a “Common Share”) and one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant will entitle the holder to acquire one Common Share for C$0.37 for a period of 36 months following the Closing Date. The Warrants shall also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise. In the event that a receipt for the Qualification Prospectus has not been obtained and the Registration Statement has not been deemed effective on or before 5:00 p.m. (EST) on the date that is 60 days following the Closing Date, each unexercised Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof, at no additional cost 1.1 Units (instead of one Unit).

This financing is expected to close on March 31, 2022, after which public disclosure will be made as soon as practicable thereafter by means of a news release and Form 8-K filed with the Securities and Exchange Commission. See Note 16 to the consolidated financial statements for further information.

In support of plans to rapidly restart the Mine, the Company worked systematically through 2020 and 2021 to delineate mineral resources and conduct various technical studies. Executing this strategy may require securing additional financing, which may include additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000.

The Company has incurred losses since inception resulting in an accumulated deficit of $72,491,150 and further losses are anticipated in the development of its business. Additionally, as of December 31, 2021, the Company owes a total of $16,417,208 to the EPA that is classified as current liability unless the Company can consummate financial assurances that would reclassify $11,000,000 of this liability to long-term debt. Additionally, the Company expects to close the Stream in 2022 in order to fulfill the majority of its remaining funding requirements to restart the mine and reach commercial production, but there can be no assurance that this financing transaction will close as expected. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must consummate these transactions as anticipated to meet its financial obligations over the next twelve months. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Subsequent Events

Events occurring subsequent to December 31, 2021 as disclosed above in the Liquidity and Capital Resources section. In addition, the Company had the following subsequent events.

On January 7, 2022, the Company closed the purchase of the Bunker Hill Mine. See Note 6 Mining Interests. Mine assets were purchased for $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000. The EPA obligation of $19,000,000 was assumed by Bunker Hill as part of the acquisition. The restructuring of the EPA Settlement payment stream under the Amendment does not occur unless and until the Company puts the financial assurances in place. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the approximately $2,900,000 and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

On January 31, 2022, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Process Plant”) in eastern Washington State, approximately 145 miles from the Bunker Hill Mine by road. The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The MOU outlines a purchase price under two scenarios, at Teck’s option: an all-cash $2,750,000 purchase price, or a $3,000,000 purchase price comprised of cash and Bunker Hill shares. Each option includes a $500,000 non-refundable deposit, which has been paid by the Company subsequent to the end of the year. On March 7, 2022, the Company announced the signing of an Asset Purchase agreement for the purchase of the Pend Oreille Process Plant. Closing of the transaction remains subject to certain conditions, including payment of the remaining purchase price by May 15, 2022.

On March 3, 2022, the Company closed the purchase of a 225-acre surface land parcel for a cash payment of approximately $200,000.

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

The Company has to make estimates to accrue for certain expenditures due to delay in receipt of third-party vendor invoices. These accruals are made based on trends, history and knowledge of activities. Actual results may be different.

The Company makes monthly estimates of its water treatment costs, with a true-up to the annual invoice received from the IDEQ. Using the actual costs in the annual invoice, the Company will then reassess its estimate for future periods. Given the nature, complexity and variability of the various actual cost items included in the invoice, the Company has used the most recent invoice as its estimate of the water treatment costs for future periods.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as at December 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in shareholders’ deficiency for the year ended December 31, 2021, six-month period ended December 31, 2020 and for the year ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2021, six-month period ended December 31, 2020 and for the year ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern – See also Critical Audit Matter section below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an accumulated deficit and recurring net losses and does not have sufficient working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Refer to Note 1 Nature and Continuance of Operations and Going Concern.

We responded to this matter by performing audit procedures in relation to the assessment of the ability of the Company to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●  Evaluated the impact of the Company’s existing financial arrangements and conditions in relation to the ability to continue as a going concern.

●  Obtained an understanding from management on the Company’s future plans on the operations including financing arrangements.

●  Evaluated the assumptions and estimates on cashflow projections used in the forecast incorporating information established from our understanding above and any materialized arrangements subsequent to the period end.

●  Assessed the appropriateness of the related disclosures.

Completeness of Accounts Payables and Accrued Liabilities

The Company had significant exploration expenditures during the year ended December 31, 2021.

Invoices and reconciliation from vendors are not received on a timely basis. Estimates may be required to accrue for liabilities.

Due to the uncertainty of completeness of accounts payable and accrued liabilities we consider this to be a critical audit matter.

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions.

We responded to this matter by performing audit procedures in relation to completeness of accounts payable and accrued liabilities. Our audit work in relation to this included, but was not restricted to, the following:

●  Obtained an understanding from management of the Company’s significant vendors. Obtained confirmations from these vendors of payables outstanding at year end and reconciled any discrepancies from these confirmations.

●  Examined selective invoices and payments of expenditures subsequent to the year end to determine if they pertain to current year expenditures.

●  Obtained management’s assessment and estimates of accounts payable and accruals and assessed the reasonableness of assumptions made in determining the accruals.

●  Assessed the appropriateness of the related disclosures.

Critical Audit Matter Description	Audit Response

Environmental Protection Agency (EPA) Agreement and Accrual

The Company signed an amended settlement agreement with the EPA to modify the terms to settle outstanding amounts under the original agreement and payment amounts related to cost recovery and water treatment costs (the “EPA Costs”). The effectiveness of the amended settlement agreement is subject to the Company obtaining financial assurance within a certain period.

Invoices from the EPA are not received on a timely basis and estimates are required to accrue for liabilities.

Due to the uncertainty of completeness of the EPA accrual we consider this to be a critical audit matter.

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions, Note 6 Mining Interests and Note 13 Commitments and contingencies.

We responded to this matter by performing audit procedures in relation to accounting for the amended settlement agreement and completeness of the EPA accrual. Our audit work in relation to this included, but was not restricted to, the following:

●  Obtained and reviewed the amended settlement agreement with the EPA.

●  Obtained management’s assessment of the accounting treatment of the EPA Costs in relation to the amended settlement agreement and assessed evidence obtained and the reasonableness of the assumptions made.

●  Examined invoices received during the year to ensure the appropriateness of the amount of expenditures being recorded.

●  Examined selective invoices and payments of expenditures subsequent to the year end to determine if they pertain to current year EPA Costs.

●  Obtained management’s estimate of the EPA accrual for ongoing EPA Costs and assessed the reasonableness of assumptions made in determining the accrued amount, including additional fees that may be charged by the EPA.

●  Assessed the appropriateness of the related disclosures.

Derivative Liability

The Company had a warrant derivative liability of $15,518,887 as at December 31, 2021 which was required to be fair valued at each period end.

The calculation of the fair value of the warrant liability requires management to use an appropriate valuation model and assumptions on volatility rate and life of the warrants as inputs into the model.

Due to the estimates and assumptions involved in the determination of fair value we consider this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies – Use of Estimates and Assumptions, Note 8 Promissory Notes Payable and Note 10 Capital Stock, Warrants and Stock Options.

We responded to this matter by performing audit procedures in relation to the derivative liability. Our audit work in relation to this included, but was not restricted to, the following:

●  Obtained evidence of the issuance including financing documents, warrant certificates and the terms of the warrants.

●  Assessed the classification of the warrants issued.

●   Assessed the appropriateness of the model used by management, the mathematical accuracy of management’s valuation models and the appropriateness of the assumptions, including volatility rate and life of the warrants, used in the models.

●   Assessed the appropriateness of the related disclosures.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 30, 2022

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31,	December 31,
	2021	2020
ASSETS

Current assets
Cash	$486,063	$3,568,661
Accounts receivable	112,630	100,032
Prepaid expenses	300,813	376,925
Short-term deposit	68,939	-
Prepaid mine deposit and acquisition costs (note 6)	2,260,463	-
Prepaid finance costs	393,640	-
Total current assets	3,622,548	4,045,618

Non-current assets
Equipment (note 4)	396,894	435,727
Right-of-use assets (note 5)	52,353	158,731
Long-term deposit (note 6)	-	2,068,939
Mining interests (note 6)	1	1
Total assets	$4,071,796	$6,709,016

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (notes 6 and 15)	$1,312,062	$1,440,837
Accrued liabilities (notes 6 and 13)	869,581	214,218
EPA water treatment payable (note 6)	5,110,706	3,136,050
Interest payable (notes 6 and 8)	409,242	162,540
DSU liability (note 12)	1,531,409	1,110,125
Promissory notes payable (note 8)	2,500,000	-
EPA cost recovery payable (note 6)	11,000,000	8,000,000
Current portion of lease liability (note 9)	62,277	114,783
Total current liabilities	22,795,277	14,178,553

Non-current liabilities
Lease liability (note 9)	-	61,824
Derivative warrant liability (notes 8 and 10)	15,518,887	24,006,236
Total liabilities	38,314,164	38,246,613

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 164,435,442 and 143,117,068 common shares issued and outstanding, respectively (note 10)	164	143
Additional paid-in-capital (note 10)	38,248,618	34,551,133
Shares to be issued	-	-
Deficit accumulated during the exploration stage	(72,491,150)	(66,088,873)
Total shareholders’ deficiency	(34,242,368)	(31,537,597)
Total shareholders’ deficiency and liabilities	$4,071,796	$6,709,016

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

	Year	Six Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2021	2020	2020
Operating expenses
Operation and administration (notes 10, 11 and 12)	$2,651,954	$1,681,093	$1,327,059
Exploration	13,530,819	8,379,845	8,645,431
Legal and accounting	1,035,777	523,106	268,181
Consulting (note 15)	1,533,954	657,652	553,152
Gain on settlement of accounts payable (note 6)	-	(1,787,300)	-
Loss from operations	(18,752,504)	(9,454,396)	(10,793,823)

Other income or gain (expense or loss)
Change in derivative liability (notes 8 and 10)	12,300,453	10,503,941	(18,843,947)
Gain (loss) on foreign exchange	208,660	152,063	(26,625)
Accretion expense (notes 7 and 8)	-	(118,388)	(359,267)
Interest expense (notes 7 and 8)	(102,740)	(124,367)	(202,426)
Financing costs (note 8)	-	(360,000)	(30,000)
Loss on debt settlement (notes 8 and 10)	(56,146)	(875,861)	(1,056,296)
Loss on private placement (note 10)	-	(940,290)	-
Share issuance costs (note 10)	-	(947,156)	-
Loss on loan extinguishment (note 7)	-	-	(9,407)
Net loss and comprehensive
loss for the year	$(6,402,277)	$(2,164,454)	$(31,321,791)

Net loss per common share
- basic and fully diluted	$(0.04)	$(0.02)	$(0.47)
Weighted average number of common shares
- basic and fully diluted	161,868,334	124,424,407	67,180,554

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year	Six Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2021	2020	2020
Operating activities
Net loss for the year	$(6,402,277)	$(2,164,454)	$(31,321,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,730,308	1,411,657	1,047,388
Depreciation expense	239,904	106,808	123,956
Change in fair value of warrant liability	(12,300,453)	(10,503,941)	18,843,947
Accretion expense	-	118,388	359,267
Financing costs	-	360,000	30,000
Loss on loan extinguishment	-	-	9,407
Imputed interest expense on lease liability (note 9)	12,696	10,038	27,062
Foreign exchange loss (gain) on re-translation of lease (Note 9)	2,165	13,334	(10,766)
Loss on debt settlement	56,146	875,861	1,056,296
Loss on private placement	-	940,290	-
Share issuance costs	-	947,156	-
Changes in operating assets and liabilities:
Accounts receivable	(12,598)	(21,340)	(35,828)
Prepaid mine acquisition costs	(260,463)	-	-
Prepaid finance costs	(393,640)	-	-
Prepaid expenses	76,112	(274,211)	(67,542)
Accounts payable	(128,774)	(1,775,211)	1,403,873
Accrued liabilities	787,363	(549,489)	300,211
EPA water treatment payable	1,974,656	826,662	1,019,878
EPA cost recovery payable	3,000,000	3,000,000	3,000,000
Other liabilities	-	-	(11,117)
Interest payable	246,702	197,727	278,545
Net cash used in operating activities	(11,372,153)	(6,480,725)	(3,947,214)

Investing activities
Deposit on mining interest	-	(2,000,000)	-
Purchase of machinery and equipment	(94,693)	(280,701)	(219,528)
Net cash used in investing activities	(94,693)	(2,280,701)	(219,528)

Financing activities
Proceeds from issuance of common stock, net	6,013,439	13,315,538	2,428,530
Proceeds from warrants exercised	-	-	417,006
Shares to be issued	-	-	549,363
Lease payments	(129,191)	(61,504)	(120,690)
Proceeds from promissory note	2,500,000	840,000	1,084,536
Repayment of promissory note	-	(1,825,920)	(158,094)
Net cash provided by financing activities	8,384,248	12,268,114	4,200,651
Net change in cash	(3,082,598)	3,506,688	33,909
Cash, beginning of year	3,568,661	61,973	28,064
Cash, end of year	$486,063	$3,568,661	$61,973

Supplemental disclosures
Non-cash activities:
Common stock issued to settle accounts payable, accrued liabilities, interest payable, and promissory notes	$188,146	$1,085,115	$717,673
Common stock issued to settle convertible loan	-	1,600,000	300,000

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

					Deficit
					accumulated
			Additional		during the
	Common stock		paid-in-	Shares to	exploration
	Shares	Amount	capital	be issued	stage	Total

Balance, June 30, 2019	15,811,396	$16	$24,284,765	$107,337	$(32,602,628)	$(8,210,510)
Stock-based compensation	-	-	497,724	-	-	497,724
Shares and units issued at $0.04 per share (i)	35,008,956	35	1,315,691	(107,337)	-	1,208,389
Units issued for debt settlement at $0.09 per share	16,962,846	17	1,499,034	-	-	1,499,051
Shares issued for debt settlement at $0.14 per share	2,033,998	2	274,916	-	-	274,918
Shares issued at $0.42 per share (ii)	3,098,216	3	1,301,522	-	-	1,301,525
Shares issued for debt settlement at $0.42 per share (ii)	696,428	1	299,999	-	-	300,000
Finder’s units issued	3,315,200	3	125,177	-	-	125,180
Finder’s warrants issued	-	-	50,223	-	-	50,223
Warrants exercised at $0.18 per share (iii)	2,332,900	2	1,288,714	-	-	1,288,716
Issue costs	-	-	(336,480)	-	-	(336,480)
Warrant valuation	-	-	(468,227)	-	-	(468,227)
Shares to be issued	-	-	-	549,363	-	549,363
Net loss for the year	-	-	-	-	(31,321,791)	(31,321,791)
Balance, June 30, 2020	79,259,940	$79	$30,133,058	$549,363	$(63,924,419)	$(33,241,919)
Stock-based compensation	-	-	851,196	-	-	851,196
Units issued at $0.26 per unit (iv)	56,078,434	56	14,812,001	(549,363)	-	14,262,694
Units issued for debt settlement at $0.67 per unit	2,205,714	2	1,484,350	-	-	1,484,352
Shares issued for debt settlement at $0.37 per share (v)	5,572,980	6	2,076,618	-	-	2,076,624
Warrant valuation	-	-	(14,806,090)	-	-	(14,806,090)
Net loss for the period	-	-	-	-	(2,164,454)	(2,164,454)
Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	1,309,024	-	-	1,309,024
Shares issued at $0.32 per share (vi)	19,576,360	20	6,168,049	-	-	6,168,069
Shares issued for debt settlement at $0.45 per share (vii)	417,720	-	188,146	-	-	188,146
Shares issued for RSUs vested	1,324,294	1	(1)	-	-	-
Issue costs	-	-	(154,630)	-	-	(154,630)
Warrant valuation	-	-	(3,813,103)	-	-	(3,813,103)
Net loss for the year	-	-	-	-	(6,402,277)	(6,402,277)
Balance, December 31, 2021	164,435,442	$164	$38,248,618	$-	$(72,491,150)	$(34,242,368)

(i)	Shares and units issued at C$0.05, converted to US at $0.04 (note 10)
(ii)	Shares issued at C$0.56, converted to US at $0.42 (note 10)
(iii)	Shares issued upon warrants exercised at C$0.25, converted to US at $0.18 (note 10)
(iv)	Units issued at C$0.35, converted to US at $0.26 (note 10)
(v)	Shares issued at C$0.49, converted to US at $0.37 (note 10)
(vi)	Units issued at C$0.40, converted to US at $0.32 (note 10)
(vii)	Units issued at C$0.57, converted to US at $0.45 (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

1. Nature and continuance of operations and going concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007 under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1. As of the date of this Form 10-K, the Company had one subsidiary, Silver Valley Metals Corp. (formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities. It continues to work at developing its project with a view towards putting it into production.

Going Concern:

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $72,491,150 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $16,417,208 to the EPA (see Note 6) that is classified as current liability unless the Company can consummate financial assurances that would reclassify $11,000,000 of this liability to long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

COVID-19:

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

The Russia/Ukraine Crisis:

The Company’s operations could be adversely affected by the effects of the escalating Russia/Ukraine crisis and the effects of sanctions imposed against Russia or that country’s retributions against those sanctions, embargos or further-reaching impacts upon energy prices, food prices and market disruptions. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of energy bans, embargos and restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the United States in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Additionally, the Company cannot predict changes in precious metals pricing or changes in commodities pricing which may alternately affect the Company either positively or negatively.

2. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The consolidated financial statements are expressed in U.S. dollars, the Company’s functional currency.

In February 2021, the Company changed its fiscal year from June 30 to December 31. As a result, in addition to the full calendar year ended December 31, 2021, the Company is reporting financial information for the transition period from July 1, 2020 to December 31, 2020, and the preceding full fiscal year of July 1, 2019 to June 30, 2020.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

The Company is required to make additional payments for certain variable costs. These costs are expensed and included in operation and administration expenses in the consolidated statements of loss and comprehensive loss. Rental income obtained through subleases is recorded as income over the lease term and is offset against operation and administration expenses.

Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360, Property, Plant and Equipment, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis is performed using the rules of FASB ASC 930-360-35, Extractive Activities – Mining, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, convertible loan payable, promissory notes payable, lease liability, and other liabilities, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs and derivative warrant liabilities at fair value on recurring basis using level 3 inputs.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2021, December 31, 2020, and June 30, 2020, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible loan payable. As of December 31, 2021, 9,053,136 stock options, 111,412,712 warrants, and 3,590,907 broker options were considered in the calculation but not included, as they were anti-dilutive (December 31, 2020 – 8,015,159 stock options, 95,777,806 warrants, and 3,239,907 broker options).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

Going concern

The assessment of the Company’s ability to continue as a going concern involves judgment regarding future funding available for its operations and working capital requirements as discussed in note 1.

Accrued liabilities

The Company has to make estimates to accrue for certain expenditures due to delay in receipt of third-party vendor invoices. These accruals are made based on trends, history and knowledge of activities. Actual results may be different.

The Company makes monthly estimates of its water treatment costs, with a true-up to the annual invoice received from the Idaho Department of Environmental Quality (“IDEQ”). Using the actual costs in the annual invoice, the Company then reassesses its estimate for future periods. Given the nature, complexity and variability of the various actual cost items included in the invoice, the Company has used the most recent invoice as its estimate of the water treatment costs for future periods.

Convertible loans, promissory notes and warrants

Estimating the fair value of derivative warrant liability and conversion feature derivative liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants and conversion feature derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants and conversion feature derivative liability are disclosed in notes 8 and 10.

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

Reclassifications

Certain reclassifications have been made to conform prior year’s data to the current presentation. The reclassifications have no effect on the results of reported operations or stockholders’ deficit or cash flows.

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

4. Equipment

Equipment consists of the following:

	December 31, 2021	December 31, 2020

Equipment	$603,972	$509,279
	603,972	509,279
Less accumulated depreciation	(207,078)	(73,552)
Equipment, net	$396,894	$435,727

The total depreciation expense during the year ended December 31, 2021 was $133,526 (six months ended December 31, 2020 - $52,784 and the year ended June 30, 2020 - $17,577).

5. Right-of-use asset

Right-of-use asset consists of the following:

	December 31, 2021	December 31, 2020

Office lease	$319,133	319,133
Less accumulated depreciation	(266,780)	(160,402)
Right-of-use asset, net	$52,353	$158,731

The total depreciation expense during the year ended December 31, 2021 was $106,378 (six months ended December 31, 2020 - $54,024 and the year ended June 30, 2020 - $106,378).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

On November 13, 2018, the Company announced that it was successful in renewing the Agreement, effectively with the original Agreement intact, except monthly payments were reduced to $60,000 per month for 12 months, with the accumulated reduction in payments of $140,000 per month (“deferred payments”) being accrued.

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

As at December 31, 2021 and 2020, the Company accrued for a total of $nil for each year (June 30, 2020 - $1,847,300), which was included in accounts payable. These monthly payments will be waived should the Company choose to exercise its option.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

Purchase of the Bunker Hill Mine:

In December 2021, the Company announced its intention to purchase the mine complex, which was consummated subsequent to the close of the period. With the execution of the EPA settlement agreement amendment described below and the expected receipt of $8,000,000 proceeds from the Royalty Convertible Debenture, the Company has contracted to purchase the Bunker Hill Mine from Placer Mining Corp. and a definitive agreement has been signed by both parties. The terms of the purchase were modified to a purchase price of $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of common shares in the Company. Purchase of the mine consists of over 400 patented mining claims and 5,800 acres of private land.

Closing of the transaction occurred in January 2022, concurrent with funding of the Royalty Convertible Debenture, approval of the transaction by Placer Mining Corp. shareholders, and satisfaction of other closing conditions. See Note 16, Subsequent Events.

Environmental Protection Agency Agreement:

In addition to the payments to Placer Mining described above, and pursuant to an agreement with the EPA whereby for so long as Bunker leases, owns and/or occupies the Bunker Hill Mine, the Company will make payments to the EPA on behalf of the current owner in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20,000,000. The agreement calls for payments starting with $1,000,000 30 days after a fully ratified agreement was signed followed by a payment schedule detailed below:

Date	Amount	Action
Within 30 days of the effective date	$1,000,000	Paid
November 1, 2018	$2,000,000	Not paid
November 1, 2019	$3,000,000	Not paid
November 1, 2020	$3,000,000	Not paid
November 1, 2021	$3,000,000	Not paid
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000

The total unpaid EPA cost recovery payments under the agreement was $11,000,000 at December 31, 2021 (December 31, 2020 - $8,000,000 and June 30, 2020 - $5,000,000, respectively).

In addition to these cost recovery payments, the Company is to make semi-annual payments of $480,000 on June 1 and December 1 of each year, to cover the EPA’s costs of operating and maintaining the water treatment facility that treats the water being discharged from the Bunker Hill Mine. The Company also has received invoices from the EPA for additional water treatment charges for the periods from December 2017 to May 2021, and has accrued costs for estimated water treatment costs through December 31, 2021.  A total of $5,110,706 was outstanding as at December 31, 2021 (December 31, 2020 - $3,136,050 and June 30, 2020 - $2,309,388, respectively). In December 2021, the Company entered into a Settlement Amendment, described below, under which a payment of $2,963,111 would be made toward water treatment liabilities, representing the balance of liabilities owed for the 2020 and earlier invoices, net of payments made through the end of September 2021. In consultation with the EPA, the Company has committed to meet this obligation by 180 days from the effective date of the Amended Settlement Agreement. The unpaid EPA balance is subject to interest at the rate specified for interest on investments of the EPA Hazardous Substance Superfund, which was 0.10% at December 31, 2021. As at December 31, 2021, the interest accrued on the unpaid EPA balance was $306,502 (December 31, 2020 - $162,540 and June 30, 2020 - $89,180, respectively).

During the year ended December 31, 2021, the Company has accrued an estimate for additional water treatment charges based on an invoice received covering the period of November 2019 to October 2020 and a further invoice covering the period of November 2020 to May 2021. The Company believes that the charges in this latter invoice, of approximately $165,000 per month, represent the best estimate of unbilled charges for the period of June 2021 to December 2021, and has accrued for these charges accordingly. Net of a total of $880,000 cash payments made to the EPA during the year, the total accrual for EPA water treatment charges is $5,110,706 as of December 31, 2021, before consideration of unpaid cost recovery payments. The Company has included all unpaid and accrued EPA payments and accrued interest in accounts payable and accrued liabilities, totaling $16,417,208 due to the EPA at December 31, 2021 (December 31, 2020 - $11,298,594 and June 30, 2020 - $7,915,235, respectively). For the year ended December 31, 2021, water treatment costs of $5,998,615 were recognized as part of exploration expense (six months ended December 31, 2020 – $3,873,359, year ended June 30, 2020 – $5,905,235).

EPA Settlement Agreement Amendment:

In December 2021, in conjunction with its intention to purchase the mine complex, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA, modifying the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the mine subsequent to the end of the period, the remaining payments of the EPA cost recovery liability would be assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule includes a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was paid subsequent to December 31, 2021. The remaining $17,000,000 will be paid on the following dates:

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The resumption of payments in 2024 were agreed in order to allow the Company to generate sufficient revenue from mining activities at the Bunker Hill Mine to address remaining payment obligations from free cash flow.

In addition to the cost recovery payments outlined above, the Amendment includes payment for outstanding water treatment costs that have been incurred over the period from 2018 through October 2020. This approximately $2,900,000 payment would be made within 90 days of the execution of the Amendment. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the approximately $2,900,000 and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

The changes in payment terms and schedule, are contingent upon the Company securing Financial Assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000. These assurances correspond to the Company’s cost recovery obligations to be paid in 2024 through 2029 as outlined above. Should the Company fail to make its scheduled payment, the EPA can draw against this financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made. If the Company fails to post the Final Financial Assurance within 180 days of the execution of the Amendment, the terms of the original agreement as described above will be reinstated.

As at December 31, 2021, the Company had not secured the interim financial assurance, and therefore the contingency had not been removed or satisfied. Further, as of the date of this filing, the financial assurance has not been secured, and as a result, the liability to the EPA is accounted for with no effectivity of the Amendment, with the liabilities each reflected as current liabilities. See Note 16, Subsequent Events.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

Accretion expense for the six months ended December 31, 2020 was $nil (year ended June 30, 2020 - $146,266) based on an effective interest rate of 16% after the loan extension.

Interest expense for the six months ended December 31, 2020 was $118,767 (year ended June 30, 2020 - $179,726). As at December 31, 2020, the Company has an outstanding interest payable of $nil (June 30, 2020 - $381,233).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

November 2019 issuance	December 31, 2020	Maturity at November 13, 2021
Expected life	317 days	0 days
Volatility	100%	100%
Risk free interest rate	0.64%	0.30%
Dividend yield	0%	0%
Share price	$0.41	$0.18
Fair value	$40,999	Nil
Change in derivative liability		$(40,999)

April 2020 issuance	December 31, 2020	Maturity at November 13, 2021
Expected life	317 days	0 days
Volatility	100%	100%
Risk free interest rate	0.27%	0.30%
Dividend yield	0%	0%
Share price	$0.41	$0.18
Fair value	$58,373	Nil
Change in derivative liability		$(58,373)

Accretion expense for the year ended December 31, 2021 was $nil compared to $51,522 for the six months ended December 31, 2020 and $155,001 for the year ended June 30, 2020 based on an effective interest rate of 16% after the loan extension.

Interest expense for the year ended December 31, 2021 was $nil compared to $5,600 for the six months ended December 31, 2020 and $22,700 for the year ended June 30, 2020.

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

(iv) On May 12, 2020, the Company issued a promissory note in the amount of $362,650 (C$500,000), net of $89,190 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. This promissory note was repaid during the six months ended December 31, 2020. Accretion expense for the six months ended December 31, 2020 was $47,737 (year ended June 30, 2020 - $41,453) based on effective interest rate of 7%.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

(v) On May 12, 2020, the Company issued a promissory note in the amount of $141,704 (C$200,000), net of $35,676 of debt issue costs. The note bore no interest and was due on demand after 90 days after the issue date. During the six months ended December 31, 2020, the Company settled the promissory note in full by issuing 714,285 common shares (see note 10). As a result, the Company recorded a loss on debt settlement of $291,203 on the consolidated statements of loss and comprehensive loss. Accretion expense for the six months ended December 31, 2020 was $19,129 (year ended June 30, 2020 - $16,547) based on an effective interest rate of 8%.

(vi) On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 of debt issue costs. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $nil (year ended June 30, 2020 - $15,000).

(vii) On June 30, 2020, the Company issued a promissory note in the amount of $75,000 to a director of the Company. The note bore no interest and was due on demand. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $nil (year ended June 30, 2020 - $15,000).

(viii) On July 13, 2020, the Company issued a promissory note in the amount of $1,200,000, net of $360,000 debt issue costs. The note bore no interest and was due on August 31, 2020. This promissory note was repaid in full during the six months ended December 31, 2020. Financing cost for the six months ended December 31, 2020 was $360,000 (year ended June 30, 2020 - $nil).

(viii) On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note was scheduled to mature on the earlier of March 15, 2022; however, the note holder agreed to accept $500,000 payment by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. See Note 16 Subsequent Events concerning a financing anticipated to close on March 31, 2022. The Company purchased a land parcel for approximately $200,000 subsequent to December 31, 2021, which may be used as security for the promissory note. Interest expense for the year ended December 31, 2021 was $102,740, which is reflected in Interest payable on the Company’s balance sheet at December 31, 2021.

$50,000,000 Project Finance Package

On December 20, 2021, the Company executed a non-binding term sheet with Sprott Resource Streaming and Royalty (“SRSR”) and other investors outlining a $50,000,000 project finance package that the Company expects to fulfill the majority of its funding requirements to restart the mine and reach commercial production in mid-2023. The package consists of an $8,000,000 Royalty Convertible Debenture, a $5,000,000 Convertible Debenture, and a multi-metals stream of up to $37,000,000 (collectively, the “Stream”).

Subject to settlement of definitive documentation with SRSR, the $8,000,000 was advanced under the Royalty Convertible Debenture in January 2022. These proceeds funded the purchase of the Bunker Hill Mine and near-term working capital requirements, including a $2,000,000 payment to the EPA in January 2022. The Royalty Convertible Debenture will initially bear interest at an annual rate of 9.0%, payable in cash or shares at the Company’s option, until such time that SRSR elects to convert it into a Royalty, with such conversion option expiring at the earlier of advancement of the Stream or 18 months. In the event of conversion, the Royalty Convertible Debenture will cease to exist and the Company will grant a Royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 1.35% rate will apply to claims outside of these areas. The Royalty Convertible Debenture will initially be secured by a share pledge of the Company’s operating subsidiary, until such time that a full security package is put in place. In the event of non-conversion, the principal of the Royalty Convertible Debenture will be repayable in cash.

Subject to settlement of definitive documentation with SRSR and other investors, the $5,000,000 was increased to $6,000,000, and was advanced under the Convertible Debenture, also in January 2022. These proceeds will fund capital expenditures and working capital requirements in Q1 2022. The Convertible Debenture will bear interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and a maturity of 18 months from the closing of the Royalty Convertible Debenture. Until the closing of the Stream, the Convertible Debenture is convertible into shares of the Company at a share price of CAD 0.30 per share. Alternatively, SRSR may elect to retire the Convertible Debenture with the cash proceeds of the Stream. The Company may elect to re-pay the Convertible Debenture early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Subject to SRSR internal approvals, further technical and other diligence (including confirmation of full project funding by an independent engineer appointed by SRSR), and satisfactory definitive documentation, the Company expects to close the Stream concurrent with a formal construction decision being made by Q2 2022. A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions for availability of the Stream have been satisfied. Assuming the maximum funding of $37,000,000 is drawn, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver. Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company will be permitted to incur additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000 from other financing counterparties.

The Royalty Convertible Debenture and Convertible Debenture closed subsequent to the end of the year. See Note 16 Subsequent Events.

In support of plans to rapidly restart the Mine, the Company worked systematically through 2020 and 2021 to delineate mineral resources and conduct various technical studies. Executing this strategy may require securing additional financing, which may include additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000.

9. Lease liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of December 31, 2021:

Office lease

Balance, December 31, 2019	$274,981
Addition	-
Interest expense	22,156
Lease payments	(123,098)
Foreign exchange gain	2,568
Balance, December 31, 2020	176,607
Addition	-
Interest expense	12,696
Lease payments	(129,191)
Foreign exchange loss	2,165
Balance, December 31, 2021	62,277

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total

Base rent	$81,025	$-	$-	$81,025
Additional rent	75,030	-	-	75,030
	$156,055	$-	$-	$156,055

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

In February 2021, the Company closed a non-brokered private placement of units of the Company (the “February 2021 Offering”), issuing 19,576,360 units of the Company (“February 2021 Units”) at C$0.40 per February 2021 Unit for gross proceeds of $6,168,069 (C$7,830,544. Each February 2021 Unit consisted of one common share of the Company and one common share purchase warrant of the Company (each, “February 2021 Warrant”), which entitles the holder to acquire a common share of the Company at C$0.60 per common share for a period of five years. In connection with the February 2021 Offering, the Company incurred share issuance costs of $154,630 and issued 351,000 compensation options (the “February 2021 Compensation Options”). Each February 2021 Compensation Option is exercisable into one February 2021 Unit at an exercise price of C$0.40 for a period of three years.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2021:

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

February 2021 issuance	February 9 and 16 2021	December 31, 2021
Expected life	1,826 days	1,501 days
Volatility	100%	100%
Risk free interest rate	0.49%	1.25%
Dividend yield	0%	0%
Share price	$0.27 and $0.29	$0.37
Fair value	$3,813,103	$3,483,745
Change in derivative liability		$(329,358)

The warrant liabilities as a result of the August 2018, November 2018, June 2019, August 2019, and August 2020 private placements were revalued as at December 31, 2021 and December 31, 2020 using the Binomial model and the following assumptions:

August 2020 issuance	December 31, 2020	December 31, 2021
Expected life	973 days	608 days
Volatility	100%	100%
Risk free interest rate	1.31%	0.95%
Dividend yield	0%	0%
Share price	$0.41	$0.37
Fair value	$14,493,215	$6,790,163
Change in derivative liability		$(7,703,052)

August 2018 issuance	December 31, 2020	December 31, 2021
Expected life	221 days		expired
Volatility	100%		Nil	%
Risk free interest rate	1.23%		Nil	%
Dividend yield	0%		Nil	%
Share price	$0.41	$	Nil
Fair value	$0	$	Nil
Change in derivative liability		$	Nil

November 2018 issuance	December 31, 2020	December 31, 2021
Expected life	332 days		expired
Volatility	100%		Nil	%
Risk free interest rate	1.09%		Nil	%
Dividend yield	0%		Nil	%
Share price	$0.41	$	Nil
Fair value	$52,540	$	Nil
Change in derivative liability			$(52,540)

June 2019 issuance (i)	December 31, 2020	December 31, 2021
Expected life	1,826 days	1,461 days
Volatility	100%	100%
Risk free interest rate	0.85%	1.02%
Dividend yield	0%	0%
Share price	$0.41	$0.37
Fair value	$3,438,839	$2,067,493
Change in derivative liability		$(1,371,346)

(i)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

August 2019 issuance (ii)	December 31, 2020	December 31, 2021
Expected life	213-1,826 days	1,461 days
Volatility	100%	100%
Risk free interest rate	0.81%	1.02%
Dividend yield	0%	0%
Share price	$0.41	$0.37
Fair value	$5,922,270	$3,177,485
Change in derivative liability		$(2,744,785)

(ii)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, June 30, 2019	13,046,484	$0.88	$0.28
Issued	27,360,284	0.27	0.03
Expired	(229,464)	8.50	3.54
Exercised (i)	(2,332,900)	0.25	0.02
Balance, June 30, 2020	37,844,404	$0.43	$0.10
Issued	58,284,148	0.50	0.27
Expired	(350,746)	14.84	5.97
Balance, December 31, 2020	95,777,806	$0.54	$0.18
Issued	19,994,080	0.60	0.19
Expired	(4,359,174)	0.59	0.19
Balance, December 31, 2021	111,412,712	$0.54	$0.18

(i)	During the year ended June 30, 2020, 2,332,900 warrants were exercised at C$0.25 per warrant for gross proceeds of C$583,225 ($417,006). In conjunction with the exercise of warrants, the Company recognized a change in derivative liability of $871,710.

(ii)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per share and extended the expiry date to December 31, 2025 for 3,315,200 finder’s warrants. As a result, the Company recognized stock-based compensation of $210,839, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

At December 31, 2021, the following warrants were outstanding:

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

February 26, 2022	0.70	239,284	239,284
August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
		111,412,712	111,412,712

During the year ended December 31, 2021, 160,408 August 2018 warrants expired, 2,752,900 August 2019 warrants expired, 645,866 November 2018 warrants expired, 400,000 November 2019 warrants expired, and 400,000 April 2020 loan extension warrants expired.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

Broker options

At December 31, 2021, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, June 30, 2020	-	$-
Issued - August 2020 Compensation Options	3,239,907	0.35
Balance, December 31, 2020	3,239,907	$0.35
Issued – February 2021 Compensation Options	351,000	0.40
Balance, December 31, 2021	3,590,907	0.35

(i)	The grant date fair value of the August 2020 and February 2021 Compensation Options were estimated at $521,993 and $68,078, respectively, using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
August 2020	0.31%	0%	100%	C$0.35	3 years
February 2021	0.26%	0%	100%	C$0.40	3 years

	Exercise	Number of
Expiry date	price (C$)	broker options	Fair value ($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
		3,590,907	$590,071

(i)	Exercisable into one August 2020 Unit

(ii)	Exercisable into one February 2021 Unit

Stock options

The following table summarizes the stock option activity during the year ended December 31, 2021, the six months ended December 31, 2020 and the year ended June 30, 2020:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, June 30, 2019	287,100	$7.50
Granted (i)(ii)	7,532,659	0.56
Forfeited	(239,600)	9.78
Balance, June 30, 2020	7,580,159	$0.62
Granted (iii)(iv)	435,000	0.55
Balance, December 31, 2020	8,015,159	$0.62
Granted (v)	1,037,977	0.34
Balance, December 31, 2021	9,053,136	$0.58

(i)	On October 24, 2019, 1,575,000 stock options were issued to directors and officers of the Company. These options have a 5-year life and are exercisable at C$0.60 per share. The grant date fair value of the stock options was estimated at $435,069. The vesting of these options resulted in stock-based compensation of $50,909 for the year ended December 31, 2021, $74,949 for the six months ended December 31, 2020 and $309,211 for the year ended June 30, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

(ii)	On April 20, 2020, 5,957,659 stock options were issued to certain directors of the Company. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.55. The stock options vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. The grant date fair value of the stock options was estimated at $1,536,764. The vesting of these options results in stock-based compensation of $531,925 for the year ended December 31, 2021, $403,456 for the six months ended December 31, 2020 and $162,855 for the year ended June 30, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii)	On September 30, 2020, 200,000 stock options were issued to a consultant. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.60. The stock options vest 50% at 6 months and 50% at 12 months from the grant date and expire in 3 years. The grant date fair value of the options was estimated at $52,909. The vesting of these options resulted in stock-based compensation of $32,651 for the year ended December 31, 2021, $20,259 for the six months ended December 31, 2020, and $nil for the year ended June 30, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv)	On October 30, 2020, 235,000 stock options were issued to a former director. Each stock option entitles the holder to acquire one common share of the Company at an exercise price of C$0.50. The stock options vested immediately and expire on December 31, 2022. The grant date fair value of the options was estimated at $46,277. The vesting of these options resulted in stock-based compensation of $46,277 for the six months ended December 31, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(v)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $204,213 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	1.54%	0%	100%	C$0.50	5 years
(ii)	0.44%	0%	100%	C$0.50	5 years
(iii)	0.25%	0%	100%	C$0.58	3 years
(iv)	0.26%	0%	100%	C$0.49	2.2 years
(v)	0.64%	0%	100%	C$0.34	5 years

The following table reflects the actual stock options issued and outstanding as of December 31, 2021:

	Weighted average		Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
$10.00	0.00	47,500	47,500	$258,013
0.50	0.03	235,000	235,000	46,277
0.60	0.04	200,000	200,000	52,909
0.60	0.49	1,575,000	1,575,000	435,069
0.55	2.17	5,957,659	1,489,415	1,536,764
0.335	0.47	1,037,977	1,037,977	204,213
		9,053,136	4,584,892	$2,533,245

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

11. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the year ended December 31, 2021, the six months ended December 31, 2020, and the year ended June 30, 2020:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at June 30, 2019	-	$-
Granted (i)(ii)	600,000	0.40
Unvested as at June 30, 2020	600,000	$0.40
Granted (iii)(iv)	388,990	0.39
Unvested as at December 31, 2020	988,990	$0.39
Granted	1,348,434	0.38
Vested	(1,516,299)	0.41
Forfeited	(245,125)	0.52
Unvested as at December 31, 2021	576,000	$0.62

(i)	On April 14, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $71,829 for the year ended December 31, 2021, $55,135 for the six months ended December 31, 2020, and $23,073 for the year ended June 30, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii)	On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $24,659 for the year ended December 31, 2021, $18,703 for the six months ended December 31, 2020, and $7,217 for the year ended June 30, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii)	On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $30,510 for the year ended December 31, 2021, and $3,998 for the six months ended December 31, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv)	On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs resulted in stock-based compensation of $58,740 for the year ended December 31, 2021, and $29,304 for the six months ended December 31, 2020, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(v)	On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. 245,128 RSUs vested immediately with the remaining RSUs vesting in one twelfth increments per month. During the year ended 2021, a total of 490,258 RSUs vested, and in July 2021, the consultant forfeited the remaining 245,125 unvested RSUs, resulting in a reversal of share-based compensation of $64,870. The vesting of these RSUs resulted in stock-based compensation of $199,542 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

(vi)	On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $4,026 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(vii)	On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $100,022 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

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

The following table summarizes the DSU activity during the years ended December 31, 2021 and 2020:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at June 30, 2019	-	$-
Granted (i)	7,500,000	1.03
Unvested as at June 30, 2020 and December 31, 2020	7,500,000	$1.03
Vested	(1,875,000)	1.03
Unvested as at December 31, 2021	5,625,000	$1.03

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the year ended December 31, 2021, the Company recognized $421,284 stock-based compensation related to the DSUs (six months ended December 31, 2020 - $560,461 and the year ended June 30, 2020 - $549,664), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss. The fair value at December 31, 2021 was $1,531,409

13. Commitments and contingencies

As stipulated by the agreements with Placer Mining as described in note 6, the Company is required to make a monthly payment of $60,000 for care and maintenance for the mine, up to the date of acquisition.

As stipulated in the agreement with the EPA and as described in Note 6, the Company is required to make two types of payments to the EPA, one for cost-recovery, and the other for water treatment. The EPA invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made, and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year. As at December 31, 2021, $16,417,208 payable to the EPA has been included in accounts payable and accrued liabilities (December 31, 2020 - $11,298,594 and June 30, 2021 – $7,915,235, respectively). An amended agreement has been signed to modify the payment amounts and terms to settle amounts outstanding under the original agreement.

The Company has entered into a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through a series of short-term subleases held by the Company. See note 9.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage (“AMD”) in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court demined the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. If Crescent seeks to amend its complaint, it must do so within 30 days of the court’s judgement on March 2, 2022. The Company believes Crescent Mining LLC’s lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for Bunker Hill Mine on December 15, 2021.

The Company believes the claims in both lawsuits, as they relate to Bunker Hill, are without merit and intends to defend them vigorously.

14. Income taxes

As at December 31, 2021, December 31, 2020, and June 30, 2020, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21.0% (December 31, 2020 – 21.0%) to pretax loss from operations for the periods ended December 31, 2021 and December 31, 2020 and year ended June 30, 2020 due to the following:

	Year	Six Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2021	2020	2020

Loss before income taxes	$6,402,277	$2,164,454	$31,321,791
Expected income tax recovery	(1,344,478)	(454,535)	(6,577,576)
Change in estimates in respect of prior periods	837,195	-	-
Change in tax rate	274,477	181,332	-
Change in fair value of derivative liability	(2,583,095)	-	-
State and local taxes, net of federal benefit	(960,296)	17,632	(1,576,384)
Share issuance costs	-	198,903	-
Accretion	-	24,862	81,746
Stock based compensation	-	296,448	219,952
Loss on loan extinguishment	-	-	223,798
Other	5,033	2,006	980
Change in valuation allowance	3,771,164	(266,647)	7,627,485
Total	$-	$-	$-

Deferred tax assets and the valuation account are as follows:

	December 31,	December 31,	June 30,
	2021	2020	2020

Deferred tax asset:
Net operating loss carry forwards	$6,724,313	$5,547,502	$6,148,029
Mineral interest purchase option	10,707,362	7,101,619	5,068,605
Other deferred tax assets	454,499	1,453,133	3,600,101
Valuation allowance	(17,886,174)	(14,115,010)	(14,832,531)
Unrealized foreign exchange loss	-	12,756	15,796
Total	$-	$-	$-

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

	December 31,	December 31,	June 30,
	2021	2020	2020

Deferred tax asset:
Net operating loss carryforwards	$59,955	$16,241	$9,910
Lease liabilities	-	-	56,322
Deferred tax liabilities:
Equipment	(18,809)	(16,241)	(9,910)
Unrealized foreign exchange gain	(41,146)	-	-
Right of use assets and lease obligations	-	-	(56,322)
Net deferred tax asset	$-	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2021, December 31, 2020 and June 30, 2020, the Company has an unused net operating loss carryforward balance of $26,356,908, $21,310,259 and $19,775,710, respectively, that is available to offset future taxable income. The net operating loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated in 2018 and later tax years do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the year ended December 31, 2021, period ended December 31, 2020 and years ended June 30, 2020, 2019, 2018, 2017, 2016, 2015, and 2014.

15. Related party transactions

(i) During the year ended December 31, 2021, John Ryan (Director and former CEO) billed $nil (six months ended December 31, 2020 - $13,500, year ended June 30, 2020 - $51,500, respectively) for consulting services to the Company.

(ii) During the year ended December 31, 2021, Wayne Parsons (Director and former CFO) billed $120,127 (six months ended December 31, 2020 - $71,390, year ended June 30, 2020 - $136,045, respectively) for consulting services to the Company.

(iii) During the year ended December 31, 2021, Hugh Aird (former Director) billed $nil (six months ended December 31, 2020 - $18,223, year ended June 30, 2020 - $9,774, respectively) for consulting services to the Company.

(iv) During the year ended December 31, 2021, Richard Williams (Director and Executive Chairman) billed $179,605 (six months ended December 31, 2020 - $78,201, year ended June 30, 2020 - $134,927, respectively) for consulting services to the Company. At December 31, 2021, $108,719 is owed to Mr. Williams (December 31, 2020 - $45,000 and June 30, 2020 - $121,161, respectively) with all amounts included in accounts payable and accrued liabilities.

During the six months ended December 31, 2020, the Company issued 214,286 August 2020 Units at $0.67 to settle $56,925 of debt owed to Mr. Williams.

On June 30, 2020, the Company issued a promissory note in the amount of $75,000, net of $15,000 debt issue costs, to Mr. Williams. The promissory note has been repaid in full. See Note 8(vii).

(v) During the year ended December 31, 2021, the Company incurred $250,000 in payroll expense for Sam Ash (President and CEO) (six months ended December 31, 2020 - $125,000, year ended June 30, 2020 - $60,000, respectively) for services to the Company. At December 31, 2021, $62,500 is payable and included in accrued liabilities.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Year Ended December 31, 2021, Six Months Ended December 31, 2020 and Year Ended June 30, 2020

(Expressed in United States Dollars)

During the six months ended December 31, 2020, the Company issued 77,143 August 2020 Units at a deemed price of $0.67 to settle $20,000 of debt owed to Mr. Ash.

(vi) During the year ended December 31, 2021, Pam Saxton (Director) billed $37,669 (six months ended December 31, 2020 - $7,000, year ended June 30, 2020 - $nil) for consulting services to the Company.

(vii) During the year ended December 31, 2021, Cassandra Joseph (Director) billed $37,494 (six months ended December 31, 2020 - $11,290, year ended June 30, 2020 - $nil) for consulting services to the Company.

(viii) During the six months ended December 31, 2020, the Company issued 300,000 August 2020 Units at a deemed price of $0.67 to settle $77,696 (C$105,000) of debt owed to a shareholder of the Company.

(ix) During the year ended December 31, 2021, the Company incurred $276,315 in payroll expense for David Wiens (CFO) (six months ended December 31, 2021, $nil, year ended June 30, 2020 - $nil) for services to the Company. At December 31, 2021, $108,335 is payable, including reimbursable expenses, and included in accrued liabilities.

During the year ended December 31, 2021, 1,037,977 stock options were issued to Mr. Wiens, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $204,213 for the year ended December 31, 2021.

16. Subsequent events

Following the approval of the transaction by Placer Mining Corp. shareholders and satisfaction of other closing conditions, the purchase of the Bunker Hill Mine closed on January 7, 2022. Concurrently, definitive documentation and all closing conditions were met for the $8,000,000 Royalty Convertible Debenture. The Royalty Convertible Debenture funds the purchase of the Bunker Hill Mine, a $2,000,000 payment to the EPA, and near-term working capital requirements.

The $8,000,000 Royalty Convertible Debenture will initially bear interest at an annual rate of 9.0% payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert to a royalty, with such conversion option expiring at the earlier of advancement of the Stream or 18 months. In the event of conversion, the Royalty Convertible Debenture will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 1.35% rate will apply to claims outside of these areas. The Royalty Convertible Debenture will initially be secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until such time that a full security package is put in place. In the event of non-conversion, the principal of the Royalty Convertible Debenture will be repayable in cash.

In January 2022, the Company also closed the $6,000,000 Convertible Debenture, which was increased from a previously-announced $5,000,000.The Convertible Debenture funds near-term working capital requirements, mine development, and the advancement of its Prefeasibility Study, including engineering studies for the demobilization and construction of the Pend Oreille Process Plant at Bunker Hill. The $6,000,000 Convertible Debenture will initially bear interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and a maturity of 18 months from the closing of the Royalty Convertible Debenture. Until the closing of the Stream, the Convertible Debenture is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval. Alternatively, SRSR may elect to retire the Convertible Debenture with the cash proceeds from the Stream. The Company may elect to repay the Convertible Debenture early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

On January 7, 2022, the Company closed the purchase of the Bunker Hill Mine. See Note 6 Mining Interests. Mine assets were purchased for $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000. The EPA obligation of $19,000,000 was assumed by Bunker Hill as part of the acquisition. The restructuring of the EPA Settlement payment stream under the Amendment does not occur unless and until the Company puts the financial assurances in place. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the approximately $2,900,000 and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement.

On January 31, 2022, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Process Plant”) in eastern Washington State. The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits The MOU outlines a purchase price under two scenarios, at Teck’s option: an all-cash $2,750,000 purchase price, or a $3,000,000 purchase price comprised of cash and Bunker Hill shares. Each option includes a $500,000 non-refundable deposit, which has been paid by the Company subsequent to the end of the year. On March 7, 2022, the Company announced the signing of an Asset Purchase agreement for the purchase of the Pend Oreille Process Plant. Closing of the transaction remains subject to certain conditions, including payment of the remaining purchase price by May 15, 2022.

On March 3, 2022, the Company closed the purchase of a 225-acre surface land parcel for a cash payment of approximately $200,000.

On March 9, 2022, the Company entered into an agreement with a syndicate of agents led by Echelon Wealth Partners Inc. (collectively, the “Agents”), which have agreed to act as agents for and on behalf of the Company, on a commercially reasonable “best efforts” agency basis, without underwriter liability, in connection with a proposed private placement (the “Offering”) of up to C$15,000,000 of special warrants of the Company (the “Special Warrants”) which will entitle the holders to receive up to 50,000,000 units of the Company at a price of C$0.30 (the “Issue Price”) per Special Warrant, subject to adjustment in certain events.

Each Special Warrant shall be exercisable, for no additional consideration and with no further action on the part of the holder thereof, into one unit (each, a “Unit”) of the Company, subject to adjustment described below, on the earlier of: (i) the third business day after the date upon which both (A) a receipt for a (final) prospectus (the “Qualification Prospectus”) qualifying the distribution of the Units issuable upon exercise of the Special Warrants has been issued by the applicable securities regulatory authorities in the Canadian jurisdictions in which purchasers of the Special Warrants are resident (the “Canadian Jurisdictions”), and (B) the registration statement (the “Registration Statement”) of the Company filed with the Securities and Exchange Commission (the “SEC”) registering the Units issuable upon exercise of the Special Warrants has been declared effective by the SEC; and (ii) the date that is six months following the Closing Date , which is expected to close on March 31, 2022.

Each Unit will consist of one common share of the Company (a “Common Share”) and one common share purchase warrant (each whole common share purchase warrant, a “Warrant”). Each Warrant will entitle the holder to acquire one Common Share for C$0.37 for a period of 36 months following the Closing Date. The Warrants shall also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise. In the event that a receipt for the Qualification Prospectus has not been obtained and the Registration Statement has not been deemed effective on or before 5:00 p.m. (EST) on the date that is 60 days following the Closing Date, each unexercised Special Warrant will thereafter entitle the holder thereof to receive, upon the exercise thereof, at no additional cost, 1.1 Units (instead of one Unit).

The Company has also granted to the Agents an option (the “Agents’ Option”) which shall allow the Agents to sell up to an additional 15.0% of the Special Warrants sold pursuant to the Offering at the Issue Price. The Agent’s Option may be exercised in whole or in part as determined by the Agents upon written notice to the Company at any time up to 48 hours prior to the Closing Date. In consideration for their services, subject to the terms of the agreement with the Agents and adjustments in certain circumstances, the Agents will receive a cash commission equal to 6.0% of the gross proceeds of the Offering (including the Agents’ Option), and shall be issued that number of compensation options (the “Compensation Options”) as is equal to 6.0% of the number of Special Warrants sold pursuant to the Offering (including the Agents’ Option). Each Compensation Option shall be exercisable to acquire one Unit at the Issue Price for a period of 24 months from the closing date of the Offering, subject to adjustment in certain events.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that significant deficiencies exist over the Company’s internal control over financial reporting, as follows:

●	Appropriate segregation and assignment of duties between individuals and third-party firms engaged to perform the regular accounting and finance functions of the Company need to be evaluated and improved to assure that transactions occur timely and in a controlled manner.
●	The Company has also identified and is improving deficiencies in accounts payable transaction and reconciliation processes, particularly as it relates to vendor invoices in other than the Company’s functional currency. Continuation of newly-implemented processes are expected to prove out the remediation of this deficiency in future periods.
●	The Company has also identified improvements that need to be made relative to the timeliness of submission, review and payment of management expense reports to reduce or remove the risk of misstatements in the Company’s periodic financial statements.

Based on the context in which the individual deficiencies occurred, management has concluded that these significant deficiencies do not represent a material weakness.

Mitigating these significant deficiencies, however, is that, commencing in December of 2021, the Company has replaced certain accounting resources by engaging qualified finance and accounting staff who are experienced in established and proven internal controls and accounting procedures with other companies in the same industry. As the work product of these qualified staff are reflected in Company transactions more fully in 2022, management will be able to address these remaining significant deficiencies.

As part of the afore-mentioned engagement, Management has engaged a third-party firm to assist in developing Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. The Company intends to remedy these significant deficiencies dependent on having the financial resources available to complete them.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2021. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	43	April 14, 2020
Richard Williams	Executive Chairman and Director	55	March 27, 2020
David Wiens	CFO and Corporate Secretary	42	January 12 , 2021
Wayne Parsons	Director	59	January 5, 2018
Cassandra Joseph	Director	50	November 2, 2020
Dickson Hall	Director	69	January 5, 2018
Pamela Saxton	Director	69	October 30, 2020

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

Pam Saxton is an experienced mining company executive and Director. She is currently on the Board and Audit Committee Chair of Timberline Resources Corporation and serving on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited and was previously a Board Member for Aquila Resources Inc. and a Board Member and Audit Committee Chair at Pershing Gold Corporation. As an Executive, she has served as CFO for Thompson Creek Metals Company and NewWest Gold Corporation, both in Colorado. Having started her professional life working as an auditor for Arthur Anderson LLP in Denver, her career has included senior finance appointments in the American Natural Resources Industry including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations.

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

ITEM 11. EXECUTIVE COMPENSATION

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

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)

David Wiens(3)	December 31, 2021	210,315	66,000	(4)	-	204,213	-	-	-		480,208
Chief Financial Officer	December 31, 2020	-	-		-	-	-	-	-		-
	June 30, 2020	-	-		-	-	-	-	-		-

John Ryan (5)	December 31, 2021	-	-		-	-	-	-	-		-
Former Chief Executive Officer	December 31, 2020	13,500	-		-	-	-	-	-		13,500
	June 30, 2020	51,500	-		-	-	-	-	-		51,500

Wayne Parsons (6)	December 31, 2021	120,000	-		-	-	-	-	-		120,000
Former Chief Financial Officer	December 31, 2020	71,390	-		-	-	-	-	-		71,390
	June 30, 2020	136,045	-		-	630,532	-	-	1,144,163	(9)	1,910,740

Richard Williams	December 31, 2021	180,000	-		-	-	-	-	-		180,000
Executive Chairman	December 31, 2020	78,201	-		-	-	-	-	-		78,201
	June 30, 2020	134,927	-		-	1,020,869	-	-	2,288,325	(10)	3,444,121

Sam Ash(7)	December 31, 2021	250,000	-		-	-	-	-	-		250,000
Chief Executive Officer	December 31, 2020	125,000	-		-	-	-	-	-		125,000
	June 30, 2020	60,000	-		-	-	-	-	158,228	(8)	218,228

(1)	The period ended December 31, 2020 refers to the six-month period ended December 31, 2020.
(2)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion, please refer to Note 10 in the Notes to the Financial Statements herein.
(3)	David Wiens appointed as the Company’s CFO on January 1, 2021. On February 19, 2021, 1,037,977 stock options were issued to David Wiens, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213.
(4)	In February 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 (C$83,544) of bonus owed to David Wiens. Each February 2021 Unit consisted of one common share and one common share purchase warrant, which entitles the holder to acquire a common share of the Company at C$0.60 per common share for a period of five years until February 16, 2026.
(5)	John Ryan was the Company’s CEO from October 12, 2018 to April 14, 2020.
(6)	Wayne Parsons was the Company’s CFO from May 22, 2019 to December 31, 2020.
(7)	Sam Ash became the Company’s CEO on April 14, 2020.
(8)	Restricted share units (“RSUs”) granted to Mr. Ryan are calculated using a share price of C$0.50 on the applicable grant date. RSUs granted to Mr. Ash are calculated using a share price of C$0.73 on the applicable grant date.
(9)	DSUs granted to Mr. Parsons are calculated as follows: 2,500,000 * C$0.65 * 0.7041 (the foreign exchange rate as of date of grant).
(10)	DSUs granted to Mr. Williams are calculated as follows: 5,000,000 * C$0.65 * 0.7041 (the foreign exchange rate as of date of grant)

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

On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per Common Share.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at December 31, 2021, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	40,000	—	—	10.00	May 2, 2022	—	—	—	—
	390,000	—	—	0.60	October 24, 2024	—	—	—	—

Wayne Parsons	415,000	—	—	0.60	October 24, 2024	—	—	—	—
	500,000	1,500,000	—	0.55	April 20, 2025	—	—	—	—

Richard Williams	989,415	2,968244	—	0.55	April 20, 2025	—	—	—	—

David Wiens	1,037,977	—	—	0.335	February 19, 2026	—	—	—	—

Long-Term Incentive and Compensation Plans

In May 2020, and as part of its overall compensation planning, the Board introduced a long-term incentive plan (the “Long Term Incentive Plan” or “LTIP”) that provides for time-based RSUs, DSUs, options (“Options”) and performance-based share unit awards (“PSUs”, and collectively with RSUs, DSUs and Options, “Awards”) that may be granted to employees, officers and eligible consultants and directors of the Company and its affiliates. Recipients of Awards are defined as “Participants”.

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

The following table provides a summary of compensation paid to directors during the year ended December 31, 2021.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Dickson Hall	—	—	—	—	—	—	—
Wayne Parsons	120,000	—	—	—	—	—	120,000
Richard Williams	180,000	—	—	—	—	—	180,000
Pam Saxton	37,490	—	—	—	—	7,784	45,274
Cassandra Joseph	37,490	—	—	—	—	7,784	45,274

(1)	DSUs granted to each of Mses. Saxton and Joseph are calculated using a share price of C$0.485 on the applicable grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,053,136	$0.58	7,390,408.20

Equity compensation plans not approved by security holders	-	-	-

Total	9,053,136	$0.58	7,390,408.20

	Number of securities to be issued upon exercise of outstanding RSUs and DSUs	Weighted average grant date price of outstanding RSUs and DSUs	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
RSU Plan	618,000	$0.45	6,631,278

DSU Plan	7,500,000	$0.65	N/A

Total	8,188,000	$0.63	6,260,288

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

Pam Saxton, Cassandra Joseph, and Dickson Hall are currently the only “independent” directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the year ended December 31, 2021, the six months ended December 30, 2020 and year ended June 30, 2020, and is expected to serve in that capacity for the ensuing year 2022. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the year ended December 31, 2021, the six months ended December 31, 2020 and year ended June 30, 2020 are summarized in the following table:

	Year Ended December 31, 2021	Six Months Ended December 31, 2020	Year Ended June 30, 2020
Audit	$107,129	$115,272	62,179
Audit related	36,449	28,432	22,180
Tax	-	34,118	—
All other	12,841	13,160	7,012
Total	$156,419	$190,982	91,371

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s quarterly financial statements.

Tax Fees

The aggregate fees billed by MNP, LLP for tax compliance, advice and planning.

All Other Fees

The aggregate fees billed by MNP, LLP for all other professional services.

Audit Committee’s Pre-approval Policies and Procedures

At the Company’s regularly scheduled and special meetings, the Board, or the Board-appointed audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent registered public accounting firm. The audit committee has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Articles of Incorporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.2	Bylaws (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
3.3	Articles of Amendment (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on February 12, 2010).
3.3	Amended Bylaws (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 25, 2010).
3.4	Amended and Restated Bylaws of Liberty Silver Corp., December 14, 2011 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 14, 2011).
3.5	Amended and Restated Articles of Incorporation of Liberty Silver Corp (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)
3.6	Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on December 28, 2012)
3.7	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective September 29, 2017 (included as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 18, 2017).
3.8	Amended and Restated Articles of Incorporation of Liberty Silver Corp. (incorporated by reference to Form 10-KT filed on April 1, 2021)
3.9	Amended and Restated Articles of Incorporation of Liberty Silver Corp. (incorporated by reference to Form 10-KT filed on April 1, 2021)
3.10	Certificate of Change dated May 1, 2019 (incorporated by reference to Form 10-KT filed on April 1, 2021)
3.11	Certificate of Amendment dated September 11, 2020 (incorporated by reference to Form 10-KT filed on April 1, 2021)
4.1	Warrant Indenture dated as of August 14, 2020 (incorporated by reference to Form 10-KT filed on April 1, 2021)
5.1	Opinion regarding Legality (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.1	Mineral Property Purchase Agreement corporation (included as exhibit to Form S-1 filed with the Securities and Exchange Commission on April 1, 2008).
10.2	Exploration Earn-In Agreement dated March 29, 2010, by and between Liberty Silver Corp, a Nevada corporation, and AuEx Ventures, Inc., a Nevada corporation (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on February 19, 2013).
10.3	Purchase Agreement Hi Ho Silver Mining Claims dated October 15, 2012 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.4	Registration Rights Agreement dated October 15, 2012 (included as exhibit to Form 8-K filed with the Securities and Exchange Commission on October 16, 2012).
10.5	Memorandum of Exploration Earn-In Agreement, effective March 29, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.6	Letter Agreement re Assignment of Exploration Earn-In Agreement, effective July 1, 2010 (included as exhibit to Form S-1/A filed with the Securities and Exchange Commission on January 24, 2013).
10.7	Mining Lease with Option to Purchase, by and between Liberty Silver Corp. and Placer Mining Corporation, dated August 17, 2017 (included as exhibits to Form 8-K filed with the Securities and Exchange Commission on August 23, 2017).
10.8	Standstill Agreement dated May 16, 2017 (included as an exhibit to Form 8-K filed with the Securities and Exchange Commission on May 25, 2017).
10.9	First Amendment to the Amended and Restated Loan Agreement and Notice, dated January 20, 2017 (included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on January 24, 2017).
10.10	Settlement Agreement with EPA (incorporated by reference to Form 8-K dated January 3, 2022).
10.11	Purchase Agreement with respect to the Bunker Hill Mine (incorporated by reference to Form 8-K dated January 3, 2022).
10.12	Lease Amendment (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.13	Clarification and Second Amendment to Lease (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.14	Reinstatement and Amendment to Lease (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.15	Fourth Amendment to Lease (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.16	Notice of intention to extend the Lease (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.17	Second Agreement to Extend Lease (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.18	Notice of Lease Extension (incorporated by reference to Form 10-KT filed on April 1, 2021)
10.19	Form of Secured Convertible Note (incorporated by reference to the Form 8-K filed on February 3, 2022)
10.20	Secured Royalty Convertible Debenture (incorporated by reference to the Form 8-K filed on February 3, 2022)
21.1	List of Subsidiaries (incorporated by reference to Form 10-KT filed on April 1, 2021)
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
96.1	Technical Report and Preliminary Economic Assessment for Underground Milling and Concentration of Lead, Zinc and Silver at the Bunker Hill Mine, December 29, 2021 (incorporated by reference to Form 8-K dated January 3, 2022).
96.2*	Technical Report and Preliminary Economic Assessment For Underground Milling and Concentration of Lead, Silver and Zinc at the Bunker Hill Mine, Coeur d’Alene Mining District, Shoshone County, Idaho, USA

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer, Principal Executive Officer

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2022	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	March 31, 2022	By:	/s/ David Wiens
		Name:	David Wiens
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 31, 2022	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	March 31, 2022	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	March 31, 2022	By:	/s/ Wayne Parsons
		Name:	Wayne Parsons
		Title:	Director

Date:	March 31, 2022	By:	/s/ Cassandra Joseph
		Name:	Cassandra Joseph
		Title:	Director

Date:	March 31, 2022	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

