Form 10-Q
period 2022-03-31
Bunker Hill Mining Corp.
filed 2022-05-16
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 333-150028

BUNKER HILL MINING COMPANY

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 16, 2022: 178,408,764

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a. Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021, and all amendments thereto.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	March 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash	$3,010,080	$486,063
Accounts receivable	169,207	112,630
Prepaid expenses	246,270	300,813
Short-term deposit (notes 3 and 14)	500,000	68,939
Prepaid mine deposit and acquisition costs (note 5)	-	2,260,463
Prepaid finance costs	190,649	393,640
Total current assets	4,116,206	3,622,548

Non-current assets
Equipment (note 3)	496,229	396,894
Right-of-use assets (note 4)	27,911	52,353
Bunker Hill Mine and mining interests (note 5)	14,449,211	1
Total assets	$19,089,557	$4,071,796

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 13)	$900,984	$1,312,062
Accrued liabilities (note 12)	2,415,382	869,581
EPA/IDEQ water treatment payable (note 6)	5,185,706	5,110,706
Interest payable (note 6)	506,735	409,242
DSU liability (note 11)	1,331,488	1,531,409
Promissory notes payable (note 7)	2,500,000	2,500,000
EPA cost recovery payable - short-term (note 6)	12,000,000	11,000,000
Current portion of lease liability (note 8)	31,889	62,277
Total current liabilities	24,872,184	22,795,277

Non-current liabilities
Convertible debentures (note 7)	12,553,070	-
Derivatives of convertible debenture (note 7)	1,260,850	-
EPA cost recovery liability - long-term, net of discount (note 6)	3,540,852	-
Derivative warrant liability (notes 8 and 9)	12,064,879	15,518,887
Total liabilities	54,291,835	38,314,164

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 750,000,000 common shares authorized; 164,435,442 and 143,117,068 common shares issued and outstanding, respectively (note 9)	164	164
Subscriptions received (note 14)	1,775,790	-
Additional paid-in-capital (note 9)	38,393,804	38,248,618
Deficit accumulated during the exploration stage	(75,372,036)	(72,491,150)
Total shareholders’ deficiency	(35,202,278)	(34,242,368)
Total shareholders’ deficiency and liabilities	$19,089,557	$4,071,796

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses
Operation and administration	$259,712	$837,945
Exploration	-	3,088,302
Mine preparation	2,507,079	-
Legal and accounting	362,736	219,108
Consulting	2,357,147	478,619
Loss from operations	(5,486,674)	(4,623,974)

Other income or gain (expense or loss)
Change in derivative liability	3,454,008	10,475,376
Gain on foreign exchange	27,920	42,553
Loss on FV of debenture derivative	(73,469)	-
Interest expense	(735,237)	-
Debenture finance costs (note 7)	(67,434)	-
Loss on debt settlement	-	(56,146)
Net (loss) income and comprehensive (loss) income for the period	(2,880,886)	5,837,809

Net (loss) income per common share – basic	$(0.02)	$0.04
Net (loss) income per common share – fully diluted	$(0.02)	$0.04

Weighted average common shares – basic	164,435,442	154,102,811
Weighted average common shares – fully diluted	165,076,880	155,192,827

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Operating activities
Net income (loss) for the period	$(2,880,886)	$5,837,809
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	(54,735)	534,528
Depreciation expense	78,457	56,425
Change in fair value of warrant liability	(3,454,008)	(10,475,376)
Imputed interest expense on lease liability (note 8)	1,317	4,210
Foreign exchange loss (gain)	(27,920)	(42,553)
Foreign exchange loss (gain) on re-translation of lease (Note 8)	718	2,015
Loss on debt settlement	-	56,146
Amortization of EPA discount	138,427	-
Loss on fair value of convertible debt derivatives	73,469	-
Imputed interest expense on convertible debentures	468,116	-
Changes in operating assets and liabilities:
Accounts receivable	(56,577)	(23,184)
Prepaid finance costs	(524,674)	-
Prepaid expenses	63,482	1,278
Accounts payable	(383,159)	(533,471)
Accrued liabilities	1,545,801	550,235
Accrued EPA/IDEQ water treatment	75,000	-
EPA cost recovery payable	(2,000,000)	-
Interest payable	97,493	-
Net cash used in operating activities	(6,839,679)	(4,031,935)

Investing activities
Deposit on plant	(500,000)	-
Land purchase	(202,000)	-
Bunker Hill mine purchase	(5,524,322)	-
Purchase of machinery and equipment	(153,350)	-
Net cash used in investing activities	(6,379,672)	-

Financing activities
Proceeds from convertible debentures	14,000,000	-
Proceeds from issuance of shares, net of issue costs	-	6,008,672
Proceeds from subscriptions received	1,775,790	-
Lease payments	(32,422)	(32,000)
Net cash provided by financing activities	15,743,368	5,976,672
Net change in cash	2,524,017	1,944,737
Cash, beginning of period	486,063	3,568,661
Cash, end of period	$3,010,080	$5,513,398

Supplemental disclosures
Non-cash activities
Units issued to settle accrued liabilities	$-	$188,607

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

				Stock	Deficit
				subscriptions	accumulated
			Additional	received for	during the
	Common stock		paid-in-	Units to be	exploration
	Shares	Amount	capital	issued	stage	Total

Balance, December 31, 2021	164,435,442	$164	$38,248,618	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	145,186	-	-	145,186
Stock subscription received for Units	-	-	-	1,775,790	-	1,775,790
Net loss for the period	-	-	-	-	(2,880,886)	(2,880,886)
Balance, March 31, 2022	164,435,442	$164	$38,393,804	$1,775,790	$(75,372,036)	$(35,202,278)

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$34,551,133	$(66,088,873)	$(31,537,597)
Stock-based compensation			620,063	620,063	-	620,063
Shares issued at $0.32 per share (1)	19,576,360	20	6,168,049	6,168,049	-	6,168,069
Shares issued for debt settlement at $0.45 per share (2)	417,720	-	188,145	188,145	-	188,145
Shares issued for RSUs vested	437,332	-	-	-	-	-
Issue costs	-	-	(159,397)	(159,397)	-	(159,397)
Warrant valuation	-	-	(3,813,103)	(3,813,103)	-	(3,813,103)
Net loss for the period	-	-	-	-	5,837,809	5,837,809
Balance, March 31, 2021	163,548,480	$163	$37,554,890	$37,554,890	$(60,251,064)	$(22,696,011)

(i)	Units issued at C$0.40, converted to US at $0.32 (note 11)
(ii)	Units issued at C$0.57, converted to US at $0.45 (note 11)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

1. Nature and Continuance of Operations and Going Concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities. It continues to work at developing its project with a view towards putting it into production.

Going Concern:

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $75,372,036 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $17,497,236 to the Environmental Protection Agency (“EPA”) (see Note 6) that is classified as current liability unless the Company can consummate financial assurances that would reclassify $12,000,000 of this liability to long-term debt. The Company owes a total of $3,540,852, net of discount, to the EPA that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtain additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

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

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2021. The interim results for the period ended March 31, 2022, are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

3. Equipment

Equipment consists of the following:

	March 31,	December 31,
	2022	2021

Equipment	$757,322	$603,972
	757,322	603,972
Less accumulated depreciation	(261,093)	(207,078)
Equipment, net	$496,229	$396,894

The total depreciation expense during the three months ended March 31, 2022 and March 31, 2021 was $54,015 and $29,830, respectively.

Pend Oreille Process Plant

On January 25, 2022, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Mill”). The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The MOU outlined a purchase price under two scenarios, at Teck’s option: an all-cash $2,750,000 purchase price, or a $3,000,000 purchase price comprised of cash and Bunker Hill shares. Each option includes a $500,000 non-refundable deposit, which was paid by the Company in January 2022.

On March 31, 2022, the Company reached an agreement with a subsidiary of Teck to satisfy the remaining purchase price for the Pend Oreille Mill by way of an equity issuance of the Company. Teck will receive 10,416,667 units of the Company (the “Teck Units”) at a deemed issue price of C$0.30 per unit. Each Teck Unit consists of one common share of the Company and one common share purchase warrant (the “Teck Warrants”). Each whole Teck Warrant entitles the holder to acquire one common share at a price of C$0.37 per common share for a period of three years. The equity issuance occurred on May 13, 2022.

4. Right-of-Use Asset

Right-of-use asset consists of the following:

	March 31,	December 31,
	2022	2021

Office lease	$319,133	319,133
Less accumulated depreciation	(291,222)	(266,780)
Right-of-use asset, net	$27,911	$52,353

The total depreciation expense during the three months ended March 31, 2022 and March 31, 2021 was $24,442 and $26,595, respectively.

5. Mining Interests

Bunker Hill Mine Complex

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022, as described below.

Prior to purchasing the Mine, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was announced on August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

Under the terms of the November 20, 2020 amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in Common Shares of the Company. The Company agreed to make an advance payment of $2,000,000, credited towards the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

The Amended Agreement also required payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000.

The Company completed the purchase of the Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA Settlement Agreement” section below).

The $5,400,000 contract cash paid at purchase was the $7,700,000 less the $2,000,000 deposit and $300,000 credit given by the seller for prior years’ maintenance payments. The carrying cost of the Mine is comprised of the following:

January 7,
2022

Contract purchase price	$7,700,000
Less: Credit by seller for prior maintenance payments	(300,000)
Net present value of water treatment cost recovery liability assumed	6,402,425
Closing costs capitalized	2,638
Mine acquisition costs - legal	442,147
Total carrying cost of mine	$14,247,210

Management has determined the purchase to be an acquisition of a single asset.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

Land Purchase

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

6. Environmental Protection Agency Agreement

As a part of the lease of the Mine, the Company was required to make payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company will make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery. These payments, if all are made, will total $20,000,000. The agreement called for payments starting with $1,000,000 30 days after a fully ratified agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018, and $3,000,000 on each of the next five anniversaries with a final $2,000,000 payment on November 1, 2024. The November 1, 2018, December 1, 2018, June 1, 2019, November 1, 2019, November 1, 2020, and November 1, 2021, payments were not made, and the Company engaged in discussions with the EPA in an effort to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

The EPA liability schedule in effect at March 31, 2022 was:

Date	Amount
November 1, 2021	$11,000,000 (aggregate amounts from 2018, 2019, 2020 and 2021)
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000 plus accrued interest

Interest is accrued at EPA superfund interest rates, which was 0.10% and 2.22% for the quarters ended March 31, 2022 and 2021, respectively. Interest expense for those periods was $5,028 and $47,982, respectively. At March 31, 2022 interest of $311,530 is included in interest payable on the condensed consolidated balance sheet.

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, US Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectivity of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of historical environmental response costs at Mine by the EPA. Pursuant to the terms of the Amended Settlement, the Company paid $2,000,000 to the EPA on January 7, 2022. Pursuant to the terms of the Amended Settlement, an additional $17,000,000 will be paid by the Company to the EPA on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The Amended Settlement included additional payment for outstanding water treatment costs (described below) that have been incurred over the period from 2018 through 2020. This $2,900,000 payment was to be made within 90 days of execution of the Amended Settlement.

In addition to the changes in payment terms and schedule, the Amended Settlement included a commitment by the Company to secure $17,000,000 of financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA. The financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made. If the Company does not post the Financial Assurance within 90 days of execution of the Amended Settlement, it must issue an irrevocable letter of credit for $9,000,000. The EPA may draw on this letter of credit after an additional 90 days if the Company is unable to either put the Financial Assurance in place or make payment for the full $17,000,000 of remaining historical cost recovery sums. In the event neither occurs, the terms of the initial Settlement Agreement will be reinstated. On March 22, 2022, the Company reported that in consultation with the EPA, it has committed to meet the $2,900,000 payment and Financial Assurance obligations by 180 days from the effective date of the Amended Settlement Agreement. At March 31, 2022, the terms of the initial Settlement Agreement were still in place.

The Company completed the purchase of the Mine on January 7, 2022 (see note 5). The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. The purchase price of the mine totaled $7,342,638 was capitalized, after taking into effect the deposits previously made, the credits given and closing costs. Additionally, a total of $442,147 of legal costs were capitalized. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000 (after the payment of the $2,000,000 on January 7, 2022), an increase of $8,000,000 of which $3,000,000 is current liability and $5,000,000 is long-term in nature. The long-term portion was discounted at an interest rate of 16.5% to arrive at a net present value of $3,402,425 after discount. During the quarter ended March 31, 2022, $138,427 of the discount was amortized to interest expense.

At March 31, 2022, the total EPA cost recovery liability was $17,000,000, less $1,457,147 discount on the long-term portion, or $15,540,853.

The current portion of the EPA cost recovery liability at March 31, 2022 was $12,000,000 as detailed below:

Amount
EPA cost recovery payable at December 31, 2021	$11,000,000
Payment as part of mine purchase on January 7, 2022	(2,000,000)
Assumed with mine purchase – current portion	3,000,000
EPA cost recovery at March 31, 2022	$12,000,000

The balance of the NPV of the long-term portion of the EPA cost recovery payable at March 31, 2022 was $3,540,853 detailed below:

Amount
Long-term portion of NPV of EPA cost recovery payable at purchase of mine on January 7, 2022	$3,402,425
Accretion of NPV discount during the quarter	138,427
Long-term portion of NPV of EPA cost recovery payable at March 31, 2022	$3,540,853

In addition to these payments, the Company makes a monthly accrual of $165,000 to cover the Idaho Department of Environmental Quality (“IDEQ”) (formerly performed and invoiced by the EPA) estimated costs of treating water at the water treatment facility. The Company also pays an agreed-upon monthly amount of $140,000, with a true-up to be recorded and paid by the Company once the actual annual costs are determined each year.

The balance of EPA/IDEQ water treatment liability at March 31, 2022 was $5,185,706 as detailed below:

Amount
EPA/IDEQ water treatment liability at December 31, 2021	$5,110,706
Payments during the quarter	(420,000)
Accruals during the quarter	495,000
EPA/IDEQ water treatment liability at March 31, 2022	$5,185,706

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

7. Promissory Note Payable and Convertible Debentures

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note matured on March 15, 2022; however, the note holder agreed to accept $500,000 payment, which the Company paid, by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. Interest expense for the three months ended March 31, 2022 and 2021 was $92,466 and $nil, respectively. At March 31, 2022 interest of $195,205 is included in interest payable on the condensed consolidated balance sheet.

$50,000,000 Project Finance Package

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”).

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The financing package consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD”), and a multi-metals stream of up to $37,000,000 (the “Stream”, together with the RCD and the CD, the “Project Financing Package”). Total finance costs for legal fees associated with the two convertible debentures was $795,100, of which $67,435 associated with the derivative portions of the financing was recognized as a period expense and $727,665 was allocated to the CD and RCD pro-ratably based on their fair value on the issuance date, with $300,579 and $427,086 allocated, respectively.

$8,000,000 Royalty Convertible Debenture

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or 18 months. In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD is secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD. In the event of non-conversion, the principal of the RCD will be repayable in cash.

$6,000,000 Convertible Debenture

The Company closed the $6,000,000 CD on January 28, 2022, which was increased from the previously-announced $5,000,000. The Convertible Debenture bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and matures on July 7, 2023. The CD is secured by a pledge of the Company’s properties and assets. Until the closing of the Stream, the CD is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval. Alternatively, SRSR may elect to retire the CD with the cash proceeds from the Stream. The Company may elect to repay the CD early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

The Company determined that the conversion features in both the RCD and CD were not closely related to their respective debt components, and should be considered as derivatives under ASC 815. As such, these derivative components were bifurcated, accounted for and valued separately under the framework prescribed by ASC 820. The fair value of the derivative components in the RCD included the utilization of payable metal production estimates from the Company’s Preliminary Economic Assessment published in November 2022, and a Monte Carlo Simulation approach that included simulating the future prices of metals, and application of an appropriate project discount rate, as well as key inputs included in the table below. The value of the conversion feature in the CD was determined with the binomial model which involves the modelling of stock prices over the applicable term to evaluate the payouts under ‘hold’, ‘convert’, and ‘prepay’ decisions and select the decision that would maximize the fair value from a market participant’s perspective. The derivative components will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the statement of profit or loss.

The debt components of the RCD and CD were initially measured by first valuing the derivative components as described above, and are accounted for separately as financial liabilities that will be subsequently measured at amortized cost.

Consistent with the approach above, the following table summarizes the key valuation inputs:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk-adjusted rate
CD note (1)(3)	01-28-22	07-07-23	7.50%	0.230	120%	8.70%	0.92%	16.18%
RCD note (stream not advanced scenario)	01-07-22	07-07-23	9.00%	0.242	130%	9.21%	0.65%	16.39%
RCD note (stream advanced) scenario	01-07-22	06-30-22	9.00%	0.242	130%	9.16%	0.23%	15.96%
CD note (1)(3)	03-31-22	07-07-23	7.50%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream not advanced scenario)	03-31-22	07-07-23	9.00%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream advanced) scenario	03-31-22	06-30-22	9.00%	0.235	120%	8.78%	0.52%	15.88%

(1)	The CD carries a Discount for Lack of Marketability (“DLOM”) of 5.0%.
(2)	All instruments carry an instrument-specific spread of 7.23%
(3)	The conversion price of the CD is $0.235
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The probabilities for the stream being advanced and the stream not being advanced is 55% and 45%, respectively.

The resulting fair values of the CD and RCD at the issuance dates, and as of March 31, 2022 were as follows:

Instrument Description	Valuation Date	Value of the Debt Component, Net of Finance Costs	Value of the Embedded Derivatives	Total Value
CD	January 28, 2022	4,991,976	1,028,252	6,020,228
RCD	January 7,2022	7,092,978	159,129	7,252,107
Total		12,084,954	1,187,381	13,272,335

Instrument Description	Valuation Date	Value of the Debt Component Including Interest at Effective Rates(1)	Value of the Embedded Derivatives	Total Value
CD	March 31, 2022	5,173,075	997,614	6,170,689
RCD	March 31,2022	7,379,995	263,236	7,643,231
Total		12,553,070	1,260,850	13,813,920

(1)	The effect rates for the CD and RCD are 21.357% and 17.795%, respectively. Accretion of $181,099 and $287,017 was recognized as interest expense for the CD and RCD, respectively.

The Company performs quarterly testing of the covenants in the RCD and CD.  The RCD and CD contain a covenant that the Company must maintain positive working capital at each quarterly filing date, as determined by the financial statements filed on such date.  As the Company would not have been in compliance with this covenant as of May 16, 2022 with respect to its working capital position as of March 31, 2022, it has obtained a waiver of this covenant from the holders of the RCD and CD until the next filing date, which is August 15, 2022.  The Company intends to ensure compliance with this covenant for future filing dates through the advance of the Stream or other long-term financing.

The Stream

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver. Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company will be permitted to incur additional indebtedness of $15,000,000 and a cost over-run facility of $13,000,000 from other financing counterparties.

8. Lease Liability

The Company has an operating lease for office space that expires in 2022. Below is a summary of the Company’s lease liability as of March 31, 2022:

Office lease

Balance, December 31, 2020	$176,607
Addition	-
Interest expense	12,696
Lease payments	(129,191)
Foreign exchange loss	2,165
Balance, December 31, 2021	62,277
Addition	-
Interest expense	1,317
Lease payments	(32,422)
Foreign exchange loss	717
Balance, March 31, 2022	$31,889

In addition to the minimum monthly lease payments of C$13,504, the Company is required to make additional monthly payments amounting to C$12,505 for certain variable costs. The schedule below represents the Company’s obligations under the lease agreement in Canadian dollars.

	Less than 1 year	1-2 years	2-3 years	Total

Base rent	$40,512	$-	$-	$40,512
Additional rent	37,515	-	-	37,515
	$78,027	$-	$-	$78,027

The monthly rental expenses are offset by rental income obtained through a series of short-term subleases held by the Company.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

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

The warrant liabilities issued with private placements in June 2019, August 2019, August 2020, and February 2021 were revalued as at March 31, 2022 and December 31, 2021 using the Binomial model and the following assumptions:

February 2021 issuance	March 31, 2022	December 31, 2021
Expected life	1,411 days	1,501 days
Volatility	100%	100%
Risk free interest rate	2.28%	1.25%
Dividend yield	0%	0%
Share price	$0.285	$0.37
Fair value	$2,563,262	$3,483,745
Change in derivative liability	$(920,484)	$(329,358)

August 2020 issuance	March 31, 2022	December 31, 2021
Expected life	518 days	608 days
Volatility	120%	100%
Risk free interest rate	2.27%	0.95%
Dividend yield	0%	0%
Share price	$0.285	$0.37
Fair value	$5,681,025	$6,790,163
Change in derivative liability	$(1,109,138)	$(7,703,052)

June 2019 issuance	March 31, 2022	December 31, 2021
Expected life	1,371 days	1,461 days
Volatility	100%	100%
Risk free interest rate	2.28%	1.02%
Dividend yield	0%	0%
Share price	$0.285	$0.37
Fair value	$1,506,021	$2,067,493
Change in derivative liability	$(561,472)	$(1,371,346)

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

August 2019 issuance (ii)	December 31, 2020	December 31, 2021
Expected life	1,371 days	1,461 days
Volatility	100%	100%
Risk free interest rate	2.28%	1.02%
Dividend yield	0%	0%
Share price	$0.285	$0.37
Fair value	$2,314,571	$3,177,485
Change in derivative liability	$(862,914)	$(2,744,785)

Outstanding warrants at March 31, 2021 and March 31, 2022 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2020	95,777,806	$0.54	$0.08
Issued	19,994,080	0.60	0.19
Balance, March 31, 2021	115,771,886	$0.55	$0.10

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Expired	(239,284)	0.70	0.21
Balance, March 31, 2022	111,173,428	$0.52	$0.18

During the three months ended March 31, 2022, 239,284 February 2020 broker warrants expired.

At March 31, 2022, the following warrants were outstanding:

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	117,112,500
February 16, 2026	0.60	2,881,580	2,881,580
		111,173,428	111,173,428

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

Broker options

At March 31, 2022, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2020	3,239,907	$0.35
Issued – February 2021 Compensation Options	351,000	0.40
Balance, December 31, 2021	3,590,907	0.35
Balance, March 31, 2022	3,590,907	0.35

(i)	The grant date fair value of the February 2021 Compensation Options were estimated at $68,078 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
February 2021	0.26%	0%	100%	C$0.40	3 years

	Exercise	Number of
Expiry date	price (C$)	broker options	Fair value ($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
		3,590,907	$590,071

(i)	Exercisable into one August 2020 Unit
(ii)	Exercisable into one February 2021 Unit

Stock options

The following table summarizes the stock option activity during the three months ended March 31, 2022:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2020	8,015,159	$0.62
Granted (i)	1,037,977	0.34
Balance, December 31, 2021	9,053,136	$0.58
Balance, March 31, 2022	9,053,136	$0.58

(i)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $54,735 for the quarter ended March 31, 2022 and $204,213 for the year ended December 31, 2021, which are included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	0.64%	0%	100%	C$0.34	5 years

The following table reflects the actual stock options issued and outstanding as of March 31, 2022:

	Weighted average		Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
$10.00	0.00	47,500	47,500	$258,013
0.50	0.02	235,000	235,000	46,277
0.60	0.03	200,000	200,000	52,909
0.60	0.45	1,575,000	1,575,000	435,069
0.55	2.01	5,957,659	1,489,415	1,536,764
0.335	0.45	1,037,977	1,037,977	204,213
		9,053,136	4,584,892	$2,533,245

10. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees, and consultants.

The following table summarizes the RSU activity during the three months ended March 31, 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020	988,990	$0.39
Granted	1,348,434	0.38
Vested	(1,516,299)	0.41
Forfeited	(245,125)	0.52
Unvested as at December 31, 2021	576,000	$0.62
Granted	500,000	0.31
Vested	(500,000)	0.31
Unvested as at March 31, 2022	576,000	$0.62

(i) On April 14, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $14,023 and $26,968 for the three months ended March 31, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $4,757 and $9,148 for the three months ended March 31, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii) On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $4,158 and $7,996 for the three months ended March 31, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv) On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs resulted in stock-based compensation of $nil and $49,112 for the three months ended March 31, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(v) On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. 245,128 RSUs vested immediately with the remaining RSUs vesting in one twelfth increments per month. During the year ended 2021, a total of 490,258 RSUs vested, and in July 2021, the consultant forfeited the remaining 245,125 unvested RSUs, resulting in a reversal of share-based compensation of $64,870. The vesting of these RSUs resulted in stock-based compensation of $nil and $212,878 for the three months ended March 31, 2022 and 2021, respectively.

(vi) On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the three months ended March 31, 2022 and 2021, respectively.

(vii) On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the three months ended March 31, 2022 and 2021, respectively.

(vii) On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the three months ended March 31, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

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

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

The following table summarizes the DSU activity during the three months ended March 31, 2022 and 2021:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020 and March 31, 2021 (i)	7,500,000	$1.03

Unvested as at December 31, 2021	5,625,000	$1.03
Vested (ii)	(625,000)	1.03
Unvested as at March 31, 2022	5,000,000	$1.03

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the three months ended March 31, 2022, and 2021 the Company recognized $199,921 and $85,535, respectively, recovery of stock-based compensation related to the DSUs, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss). The fair value at March 31, 2022 was $1,331,488.
(ii)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors

12. Commitments and Contingencies

As stipulated in the agreement with the EPA and as described in Note 6, the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ (formerly the EPA) invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year. As at March 31, 2022 and December 31, 2021, $5,185,709 and $5,110,706, respectively, is payable to the EPA and IDEQ, which has been included in accounts payable and accrued liabilities. The majority of these amounts relate to the EPA, given that they primarily relate to costs incurred through December 2021.

The Company pays a lease under a lease agreement which expires in May 2022. Monthly rental expenses are approximately C$26,000 and are offset by rental income obtained through short-term subleases held by the Company. See note 8.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2022

(Expressed in United States Dollars)

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed it amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill and Placer have until May 20, 2022 to respond to the amended filing. The Company believes Crescent Mining LLC’s lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for Bunker Hill Mine on December 15, 2021.

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

13. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Consulting Fees and Salaries	$1,097,610	$324,619

At March 31, 2022 and March 31, 2021, $825,776 and $171,223, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

14. Subsequent Events

On April 1, 2022, the Company announced that it had closed the private placement of 37,849,325 Special Warrants, and concurrent non-brokered private placement of 1,471,644 units of the Company (the “Non-Brokered Units”) for aggregate gross proceeds of approximately $11,796,297 (the “Offering”). Of this amount, $1,775,790 was received prior to the end of the quarter and is included in Subscriptions received in the equity section of the balance sheet.

Pursuant to the Offering, the Company issued 37,849,325 Special Warrants at a price of $0.30 per Special Warrant. Each Special Warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into one unit of the Company (a “Brokered Unit”) on the date that is the earlier of: (i) the date that is three business days following the date on which the Company has obtained both (A) a receipt from the Canadian security commission in each of the each of the provinces of Canada in which the purchasers of the Special Warrants were sold for a (final) short-form Prospectus qualifying the distribution of the common stock of the Company (“Common Shares”) and common stock purchase warrants of the Company (the “Warrants”) issuable upon exercise of the Special Warrants (the “Final Qualification Prospectus”); and (B) notification that the registration statement, of which this Prospectus is a part, has been declared effective by the SEC (the “Registration Statement”); and (ii) October 1, 2022.

Each Brokered Unit consists of one Common Share and one Warrant. Each whole Warrant will entitle the holder to acquire one Common Share (a “Warrant Share”) for C$0.37 until April 1, 2025. The Warrants shall also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise.

In addition, pursuant to the Offering, the Company issued 1,471,644 Non-Brokered Units at a price of $0.30 per Non-Brokered Units. Each Non-Brokered Unit consists of one Common Share and one Warrant. Each whole Warrant will entitle the holder to acquire one Warrant Share for C$0.37 until April 1, 2025.

Related parties, including management, directors and officers purchased 4,537,160 of Non-Brokered Units for a total of $1,361,148 of gross cash proceeds to the Company.

On May 13, 2022, the Company issued 10,416,667 units of the Company to Teck Resources Limited at an issue price of C$0.30 per unit, or C$3,125,000 (US$2,500,000), which together with the $500,000 cash payment made in January 2022, satisfies the purchase price of $3,000,000 and applicable sales tax for the Pend Oreille Mill. Each unit consists of one common share and one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at a price of C$0.37 for a period of three years.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Current Operations

Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Mine”). The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company has conducted multiple exploration campaigns, published multiple economic studies, purchased the Mine, entered into an agreement to purchase a process plant, and advanced the rehabilitation and development of the Mine. The Company is focused on completing the financing for, and execution of, a potential restart of operations at the Mine.

Lease and Purchase of the Bunker Hill Mine

The Company purchased the Mine in January 2022, as described below.

Prior to purchasing the Mine, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was announced on August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

Under the terms of the November 20, 2020 amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in Common Shares of the Company. The Company agreed to make an advance payment of $2,000,000, credited toward the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

The Amended Agreement also required payments pursuant to an agreement with the U.S. Environmental Protection Agency (“EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000.

The Company completed the purchase of the Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA Settlement Agreement” section below).

EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement

Bunker Hill entered into a Settlement Agreement and Order on Consent with the EPA on May 15, 2018. This agreement limits the Company’s exposure to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liability for past environmental damage to the mine site and surrounding area to obligations that include:

●	Payment of $20,000,000 for historical water treatment cost recovery for amounts paid by the EPA from 1995 to 2017
●	Payment of for water treatment services provided by the EPA at the Central Treatment Plant (“CTP”) in Kellogg, Idaho until such time that Bunker Hill either purchases or leases the CTP or builds a separate EPA-approved water treatment facility
●	Conducting a work program as described in the Ongoing Environmental Activities section of this study

In December 2021, in conjunction with its intention to purchase the mine complex, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA modifying the payment schedule and payment terms for recovery of historical environmental response costs at the Mine incurred by the EPA. With the purchase of the mine subsequent to the end of the period, the remaining payments of the EPA cost recovery liability would be assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was made. The remaining $17,000,000 will be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The resumption of payments in 2024 were agreed in order to allow the Company to generate sufficient revenue from mining activities at the Mine to address remaining payment obligations from free cash flow.

In addition to the cost recovery payments outlined above, the Amendment includes an initial payment for outstanding water treatment costs that have been incurred over the period from 2018 through 2021. This approximately $2,900,000 settlement payment was to be made within 90 days of the execution of the Amendment.

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

As at March 31, 2022, the Company had not secured the interim financial assurance, and therefore the contingency had not been removed or satisfied. Further, as of the date of this filing, the financial assurance has not been secured, and as a result, the liability to the EPA is accounted for with no effectivity of the Amendment, with the liabilities each reflected as current liabilities.

The EPA liability schedule in effect at March 31, 2022 was:

Date	Amount
November 1, 2021	$11,000,000 (aggregate amounts from 2018, 2019, 2020 and 2021)
November 1, 2022	$3,000,000
November 1, 2023	$3,000,000
November 1, 2024	$2,000,000 plus accrued interest

$50,000,000 Project Finance Package

On December 20, 2021, the Company announced the execution of a non-binding term sheet outlining a $50 million project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”).

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The financing package consisted of an $8,000,000 royalty convertible debenture (the “Royalty Convertible Debenture”), a $5,000,000 convertible debenture (the “Convertible Debenture”), and a multi-metals stream of up to $37,000,000 (the “Stream”, together with the Royalty Convertible Debenture and the Convertible Debenture, the “Project Financing Package”).

The Company closed the $8,000,000 Royalty Convertible Debenture in January 2022. The Royalty Convertible Debenture bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or 18 months. In the event of conversion, the Royalty Convertible Debenture will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The Royalty Convertible Debenture is secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the Convertible Debenture. In the event of non-conversion, the principal of the Royalty Convertible Debenture will be repayable in cash.

The Company also closed the $6,000,000 Convertible Debenture in January 2022, which was increased from the previously-announced $5,000,000. The Convertible Debenture bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and matures on July 7, 2023. Until the closing of the Stream, the Convertible Debenture is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval. Alternatively, SRSR may elect to retire the Convertible Debenture with the cash proceeds from the Stream. The Company may elect to repay the Convertible Debenture early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Pend Oreille Process Plant

On January 25, 2022, the Company announced that it had entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Mill”) in eastern Washington State, approximately 145 miles from the Mine by road. The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The MOU outlined a purchase price under two scenarios, at Teck’s option: an all-cash $2,750,000 purchase price, or a $3,000,000 purchase price comprised of cash and Bunker Hill shares. Each option includes a $500,000 non-refundable deposit, which was paid by the Company in January 2022. On March 7, 2022, the Company announced the signing of an Asset Purchase agreement for the purchase of the Pend Oreille Mill.

On March 31, 2022, the Company announced that it had reached an agreement with a subsidiary of Teck to satisfy the remaining purchase price for the Pend Oreille Mill by way of an equity issuance of the Company. Teck will receive 10,416,667 units of the Company (the “Teck Units”) at a deemed issue price of C$0.30 per unit. Each Teck Unit consists of one Common Share and one Common Share purchase warrant (the “Teck Warrants”). Each whole Teck Warrant entitles the holder to acquire one Common Share at a price of C$0.37 per Common Share for a period of three years. The equity issuance occurred on May 13, 2022.

Land Purchase

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000. The Company intends this property to serve as a strategic asset for the restart of the Mine, optimizing construction efficiency and costs while providing improved access to prospective areas identified by our recent geophysics survey.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended March 31, 2022 and March 31, 2021. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three months ended March 31, 2022 and 2021

Revenue

During the three months ended March 31, 2022, and 2021, respectively, the Company generated no revenue.

Expenses

During the three months ended March 31, 2022 and 2021, the Company reported total operating expenses of $5,486,674 and $4,623,974, respectively.

The increase in total operating expenses is due to an increase in mine preparation costs in the most recent quarter as the Company ramps up its preparations to put the mine into production and legal and accounting expenses and consulting expenses required to accomplish the significant events of the quarter (convertible debentures, mine purchase and preparation of the placement of Special Warrants that closed the day after the close of the quarter) when compared to the three-month period ended March 31, 2021.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the condensed interim consolidated statements of income (loss) and comprehensive income (loss). Management determined that costs of the mine in the most recent quarter constituted mine preparation costs rather than exploration costs, since it was not focused on expanding the mineral resources, but was invested to execute on the tasks and projects required to get the mine into shape for production activities. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Liquidity and Capital Resources

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $75,372,036 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $12,000,000 to the EPA (see Note 6) that is classified as current liability unless and until the Company can consummate financial assurances that would reclassify this liability to long-term debt. The Company owes an additional $5,185,706 to the EPA and IDEQ that is due within 12 months. The Company owes a total of $3,540,852, net of discount, to the EPA that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtain additional financing to continue operations, explore and develop the mineral properties and the discovery, development, and sale of reserves.

Convertible Debentures and Mine Purchase

As described above, in January 2022, the Company closed on two convertible debentures totaling $14,000,000 and used the proceeds to purchase the Mine for a total capitalized cost of $14,247,210, also as described above, as well as satisfy the $2,000,000 EPA payment requirement, the $500,000 deposit requirement on the upcoming plant equipment purchase, the purchase of 225 acres and fund its continuing working capital requirements.

Current Assets and Total Assets

As of March 31, 2022, the Company had: i) total current assets of $4,116,206, compared to total current assets of $3,622,548 at December 31, 2021 – an increase of $493,658; and ii) total assets of $19,089,557, compared to total assets of $4,071,796 at December 31, 2021 – an increase of $15,017,761. The increase in current assets was due to an increase in available cash as a result of the proceeds from the convertible debentures and the deposit toward the purchase of the Pend Oreille Mill, offset by a decrease in prepaid mine acquisition costs held at December 31, 2021 toward the purchase of the Mine and financing activities related to the convertible debentures. Total assets increased principally due to the increase in cash and the purchase of the Mine and mining interest assets, offset by the decrease in prepaid costs related to the anticipated mine acquisition and financing activities.

Total Current Liabilities and Liabilities

As of March 31, 2022, the Company had total current liabilities of $24,872,184 and total liabilities of $54,291,835, compared to total current liabilities of $22,795,277 and total liabilities of $38,314,164 at December 31, 2021. The increase in the current liabilities is reflective of increases in accrued liabilities, interest payable and EPA water treatment payable and current portion of the EPA liability assumed upon the purchase of the Mine, offset by decreases in accounts payable and the short-term DSU liability. Total liabilities increased as a result of the two convertible debentures, the net present value of the long-term portion of the EPA liability assumed with the purchase of the Mine and subscriptions payable for cash received during the quarter for the financing which closed subsequent to the end of the quarter, offset by the decrease in the long-term derivative warrant liability.

Cash Flow

During the quarter ended March 31, 2022, the Company had a net cash increase of $2,524,017, which represents cash provided from convertible debentures and subscriptions received, with proceeds used to fund mining operations and purchase the Mine and real estate assets and make a deposit on future equipment purchases.

During the quarter ended March 31, 2022, cash of $6,839,679 was used in operating activities. This compares with cash used in operating activities of $4,031,935 for the quarter ended March 31, 2021.

During the quarter ended March 31, 2022, cash of $6,379,672 was used in investing activities for the purchase of the Mine, equipment, real estate and a deposit on the purchase of plant equipment, compared with no cash used for investing activities in the quarter ended March 31, 2021

During the quarter ended March 31, 2022, cash of $15,743,368 was provided by financing activities by the two convertible debentures and subscriptions received for an upcoming financing, offset by cash used for lease payments, compared with cash of $5,976,675 provided by financing activities in the quarter ended March 31, 2021

Subsequent Events

On April 1, 2022, the Company announced that it had closed the private placement of 37,849,325 Special Warrants, and concurrent non-brokered private placement of 1,471,644 units of the Company (the “Non-Brokered Units”) for aggregate gross proceeds of approximately $11,796,297 (the “Offering”). Of this amount, $1,775,790 was received prior to the end of the quarter and is included in Subscriptions received in the equity section of the balance sheet.

Pursuant to the Offering, the Company issued 37,849,325 Special Warrants at a price of $0.30 per Special Warrant. Each Special Warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into one unit of the Company (a “Brokered Unit”) on the date that is the earlier of: (i) the date that is three business days following the date on which the Company has obtained both (A) a receipt from the Canadian security commission in each of the each of the provinces of Canada in which the purchasers of the Special Warrants were sold for a (final) short-form Prospectus qualifying the distribution of the common stock of the Company (“Common Shares”) and common stock purchase warrants of the Company (the “Warrants”) issuable upon exercise of the Special Warrants (the “Final Qualification Prospectus”); and (B) notification that the registration statement, of which this Prospectus is a part, has been declared effective by the SEC (the “Registration Statement”); and (ii) October 1, 2022.

Each Brokered Unit consists of one Common Share and one Warrant. Each whole Warrant will entitle the holder to acquire one Common Share (a “Warrant Share”) for C$0.37 until April 1, 2025. The Warrants shall also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise.

In addition, pursuant to the Offering, the Company issued 1,471,644 Non-Brokered Units at a price of $0.30 per Non-Brokered Units. Each Non-Brokered Unit consists of one Common Share and one Warrant. Each whole Warrant will entitle the holder to acquire one Warrant Share for C$0.37 until April 1, 2025.

Related parties, including management and members of the Board of Directors purchased 4,537,160 of Non-Brokered Units for a total of $1,361,148 of cash proceeds to the Company.

On May 13, 2022, the Company issued 10,416,667 units of the Company to Teck Resources Limited at an issue price of C$0.30 per unit, or C$3,125,000 (US$2,500,000), which together with the $500,000 cash payment made in January 2022, satisfies the purchase price of $3,000,000 and applicable sales taxes for the Pend Oreille Mill. Each unit consists of one common share and one common share purchase warrant. Each whole warrant entitles the holder to acquire one common share at a price of C$0.37 for a period of three years.

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

Complex Financing Transactions

The Company has entered into convertible debentures that contain embedded derivatives arising from contractual terms that allow prepayment, payment of interest with shares of the Company’s stock, conversion of the debentures into shares of the Company’s stock, or conversion into a royalty stream. These embedded derivatives require the use of valuation models, techniques and assumptions that utilize estimates of several key valuation inputs. The embedded derivatives require revaluation at each quarter end, with updates to and re-evaluation of each of the key valuation inputs at each revaluation.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed it amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill and Placer have until May 20, 2022 to respond to the amended filing. The Company believes Crescent Mining LLC’s lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

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

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, issued under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) by the Mine Safety and Health Administration (the “MSHA”), as well as related assessments and legal actions, and mining-related fatalities.

The following table provides information for the three months ended March 31, 2022.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	5	0	0	0	0	665	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022

BUNKER HILL MINING CORP.

	By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary

