Form 10-Q/A
period 2022-03-31
Bunker Hill Mining Corp.
filed 2022-05-17
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 16, 2022: 178,408,764

EXPLANATORY NOTE

The purpose of this amendment to the Quarterly Report on Form 10-Q of Bunker Hill Mining Corp. is solely to correct exhibits 31.1, 31.2, 32.1 and 32.2, which are filed herewith.

2

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

3

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2022

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2022

BUNKER HILL MINING CORP.

	By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary

4