Form 10-Q
period 2022-06-30
Bunker Hill Mining Corp.
filed 2022-08-15
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

to this Form 10-Q. ☒

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

Number of shares of Common Stock outstanding as of August 12, 2022: 219,616,571

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$5,601,673	$486,063
Restricted Cash (note 6)	9,476,000	-
Accounts receivable	213,477	112,630
Prepaid expenses (note 6)	567,084	300,813
Short-term deposit (note 3)	1,000,000	68,939
Prepaid mine deposit and acquisition costs (note 5)	-	2,260,463
Prepaid finance costs	-	393,640
Total current assets	16,858,234	3,622,548

Non-current assets
Spare parts inventory	341,004	-
Equipment (note 3)	481,360	396,894
Right-of-use assets (note 4)	-	52,353
Bunker Hill Mine and mining interests (note 5)	14,449,211	1
Process plant (note 3)	4,532,773	-
Total assets	$36,662,582	$4,071,796

EQUITY AND LIABILITIES
Current liabilities
Accounts payable	$2,193,493	$1,312,062
Accrued liabilities	1,334,849	869,581
EPA water treatment payable (note 6)	3,847,141	5,110,706
Interest payable (notes 6 and 7)	906,447	409,242
DSU liability (note 12)	551,842	1,531,409
Promissory notes payable (note 7)	1,500,000	2,500,000
EPA cost recovery payable - short-term (note 6)	-	11,000,000
Current portion of lease liability (note 8)	-	62,277
Total current liabilities	10,333,772	22,795,277

Non-current liabilities
Series 1 convertible debenture (note 7)	5,633,253	-
Series 2 convertible debenture (note 7)	14,176,578	-
Royalty convertible debenture (note 7)	7,078,596	-
EPA cost recovery liability - long-term, net of discount (note 6)	7,072,410	-
Derivative warrant liability (note 9)	11,815,548	15,518,887
Total liabilities	56,110,157	38,314,164

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 217,640,683 and 164,435,442 common shares issued and outstanding, respectively (note 9)	216	164
Additional paid-in-capital (note 9)	43,497,878	38,248,618
Accumulated other comprehensive income (note 7)	371,586	-
Deficit accumulated during the exploration stage	(63,317,255)	(72,491,150)
Total shareholders’ deficiency	(19,447,575)	(34,242,368)
Total shareholders’ deficiency and liabilities	$36,662,582	$4,071,796

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income and Comprehensive Income

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2022	2021	2022	2021
Operating expenses
Operation and administration	$176,892	$447,463	$436,604	$1,285,408
Exploration	-	4,123,735	-	7,212,037
Mine preparation	1,821,223	-	4,328,302	-
Legal and accounting	401,318	318,110	764,054	537,218
Consulting	1,580,429	406,249	3,937,576	884,868
Loss from operations	(3,979,862)	(5,295,557)	(9,466,536)	(9,919,531)

Other income or gain (expense or loss)
Change in derivative liability	7,769,211	5,236,792	11,223,219	15,712,168
Gain (loss) on foreign exchange	(249,244)	103,821	(221,324)	146,374
Gain on FV of debentures	1,813,456	-	1,739,987	-
Gain on EPA settlement	8,614,103	-	8,614,103	-
Interest expense	(382,370)	-	(1,117,607)	-
Debenture finance costs	(1,099,051)	-	(1,166,485)	-
Finance costs	(455,653)	-	(455,653)	-
Other income	24,191	-	24,191	-
Loss on debt settlement	-	-	-	(56,146)
Net income for the period	$12,054,781	$45,056	$9,173,895	$5,882,865

Other comprehensive income, net of tax:
Gain on change in FV on own credit risk	371,586	-	371,586	-
Other comprehensive income	371,586	-	371,586	-
Comprehensive income	$12,426,367	$45,056	$9,545,481	$5,882,865

Dilutive effect of convertible debentures	(836,204)	-	(865,015)	-
Dilutive effect of warrant	$-	$(175,816)	$-	$(520,066)
Diluted net income (loss) and comprehensive income (loss) for the period	$11,590,163	$(130,760)	$8,680,466	$5,362,799

Net income per common share – basic	$0.06	$0.00	$0.05	$0.04
Net income per common share – fully diluted	$0.05	$0.00	$0.04	$0.03

Weighted average common shares – basic	210,586,156	163,677,564	187,638,287	158,916,637
Weighted average common shares – fully diluted	245,879,831	164,381,133	214,210,598	159,944,037

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Operating activities
Net income (loss) for the period	$9,173,895	$5,882,865
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(135,128)	761,062
Depreciation expense	129,445	117,585
Change in fair value of warrant liability	(11,223,219)	(15,712,168)
Units issued for services	1,060,858	-
Imputed interest expense on lease liability	1,834	7,827
Finance costs	264,435	-
Foreign exchange loss (gain)	221,324	-
Foreign exchange loss (gain) on re-translation of lease (Note 8)	718	4,485
Loss on debt settlement	-	56,146
Amortization of EPA discount	284,087	-
Gain on fair value of convertible debt derivatives	(1,739,987)	-
Gain on EPA debt extinguishment	(8,614,103)	-
Changes in operating assets and liabilities:
Restricted cash	(9,476,000)	-
Accounts receivable	(100,847)	-
Deposit on plant demobilization	(1,000,000)	-
Prepaid finance costs	393,640	-
Prepaid expenses	(617,332)	79,203
Accounts payable	(23,224)	565,340
Accrued liabilities	465,268	1,210,754
Accrued EPA water treatment	(903,565)	-
EPA cost recovery payable	(2,000,000)	-
Interest payable – EPA	10,341	-
Interest payable	756,614	-
Net cash used in operating activities	(23,070,946)	(7,040,266)

Investing activities
Purchase of spare inventory	(341,004)	-
Land purchase	(202,000)	-
Bunker Hill mine purchase	(5,524,322)	-
Purchase of Process plant	(1,289,477)	-
Purchase of machinery and equipment	(161,558)	(94,693)
Net cash used in investing activities	(7,518,361)	(94,693)

Financing activities
Proceeds from convertible debentures	29,000,000	-
Proceeds from issuance of shares, net of issue costs	7,769,745	6,008,672
Repayment of promissory note	(1,000,000)	-
Lease payments	(64,828)	(64,985)
Net cash provided by financing activities	35,704,917	5,943,687
Net change in cash	5,115,610	(1,191,272)
Cash, beginning of period	486,063	3,568,661
Cash, end of period	$5,601,673	$2,377,389

Supplemental disclosures
Non-cash activities
Units issued to settle accounts payable and accrued liabilities	$228,421	$188,607
Shares issued to settle interest payable	269,750	-
Mill purchase for shares and warrants	3,243,296	-
Units issued to settle DSU/RSU/Bonuses	872,399	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

			Additional	Stock subscriptions received for	Accumulated other
	Common stock		paid-in-	units to be	comprehensive	Retained
	Shares	Amount	capital	issued	income	earnings	Total

Balance, December 31, 2021	164,435,442	$164	$38,248,618	$-	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	145,186	-	-	-	145,186
Stock subscription received for units	-	-	-	1,775,790	-	-	1,775,790
Net loss for the period	-	-	-	-	-	(2,880,886)	(2,880,886)
Balance, March 31, 2022	164,435,442	$164	$38,393,804	$1,775,790	$-	$(75,372,036)	$(35,202,278)
Stock-based compensation	-	-	15,922	-	-	-	15,922
Compensation options	-	-	264,435	-	-	-	264,435
Shares issued for interest payable	1,315,857	1	269,749	-	-	-	269,750
Shares issued for RSUs vested	933,750	1	(1)	-	-	-	-
Non brokered shares issued for $0.30 CAD	1,471,664	1	352,854	-	-	-	352,855
Special warrant shares issued for $0.30 CAD	37,849,325	38	9,083,719	(1,775,790)	-	-	7,307,967
Contractor shares issued for $0.30 CAD	1,218,000	1	289,999	-	-	-	290,000
Shares issued for Mill purchase	10,416,667	10	1,970,254	-	-	-	1,970,264
Issue costs	-	-	(896,009)	-	-	-	(896,009)
Warrant valuation	-	-	(6,246,848)	-	-	-	(6,246,848)
Gain on fair value from change in credit risk	-	-	-	-	371,586	-	371,586
Net income for the period	-	-	-	-	-	12,054,781	12,054,781
Balance, June 30, 2022	217,640,704	$216	$43,497,878	$-	$371,586	$(63,317,255)	$(19,447,575)

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	620,063	-	-	-	620,063
Shares issued at $0.32 per share	19,576,360	20	6,168,049	-	-	-	6,168,069
Shares issued for debt settlement at $0.45 per share	417,720	-	188,145	-	-	-	188,145
Shares issued for RSUs vested	437,332	-	-	-	-	-	-
Issue costs	-	-	(159,397)	-	-	-	(159,397)
Warrant valuation	-	-	(3,813,103)	-	-	-	(3,813,103)
Net income for the period	-	-	-	-	-	5,837,809	5,837,809
Balance, March 31, 2021	163,548,480	$163	$37,554,890	$34,551,133	$-	$(60,251,064)	$(22,696,011)
Stock-based compensation	-	-	280,720	-	-	-	280,720
Shares issued for RSUs vested	233,057	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	45,056	45,056
Balance, June 30, 2021	163,781,537	$163	$37,835,610	$34,551,133	$-	$(60,206,008)	$(22,370,235)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

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

Going Concern:

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $63,317,255 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $3,847,141 to the Environmental Protection Agency (“EPA”) (see Note 6) for water treatment that is classified as current. The Company also owes a total of $7,072,410, net of discount, to the EPA that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt, and multi-metals stream financings. These unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, closing on the multi-metals stream transaction (see note 7), obtaining additional financing to continue operations, exploring and developing the mineral properties and the discovery, development, and sale of reserves.

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

The Russia/Ukraine Crisis:

The Company’s operations could be adversely affected by the effects of the Russia/Ukraine crisis and the effects of sanctions imposed against Russia or that country’s retributions against those sanctions, embargos or further-reaching impacts upon energy prices, food prices and market disruptions. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of energy bans, embargos and restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the United States in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Additionally, the Company cannot predict changes in precious metals pricing or changes in commodities pricing which may alternately affect the Company either positively or negatively.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2021. The financial results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

3. Plant & Equipment

Equipment consists of the following:

	June 30,	December 31,
	2022	2021

Equipment	$765,529	$603,972
	765,529	603,972
Less accumulated depreciation	(284,169)	(207,078)
Equipment, net	$481,360	$396,894

The total depreciation expense during the three and six months ended June 30, 2022 was $38,692 and $77,091, respectively. Compared to the three and six months ended June 30, 2021 was $34,566 and $64,396, respectively.

Process Plant Purchase from Teck Resources Limited

On January 25, 2022, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with a subsidiary of Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Pend Oreille Mill”). The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The Company paid a $500,000 non-refundable deposit in January 2022.

On March 31, 2022, the Company reached an agreement to satisfy the remaining purchase price by way of an equity issuance of the Company. Teck received 10,416,667 units of the Company (the “Teck Units”) at a deemed issue price of C$0.30 per unit. Each Teck Unit consists of one common share of the Company and one common share purchase warrant (the “Teck Warrants”). Each whole Teck Warrant entitles the holder to acquire one common share at a price of C$0.37 per common share for a period of three years. The equity issuance and purchase of the mill occurred on May 13, 2022.

The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 nonrefundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

-	Value of common shares issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 9.
-	As a result, the total value of the mill purchase was determined to be $3,974,296.

The process plant was purchased in an assembled state in its current location, including major processing systems, significant components, and a large inventory of spare parts. The Company intends to disassemble and transport it to the Bunker Hill site, reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheet as a current asset in accordance with a preliminary purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities will be captured and capitalized as components of the asset.

At June 30, 2022, the asset consists of the following:

June 30, 2022
Deposit paid	$500,000
Sales tax paid	231,000
Value of shares issued	1,970,264
Value of warrants issued	1,273,032
Total plant & inventory purchased	3,974,296
Site preparation costs	471,724
Demobilization	427,756
Less spare parts inventory	(341,004)
Pend Oreille plant asset, net	$4,532,773

Additionally, at June 30, 2022, the Company has paid a refundable deposit of $1,000,000 to Teck as security while demobilization activities are ongoing. This is classified as a short-term deposit on the balance sheet.

4. Right-of-Use Asset

Right-of-use asset consists of the following:

	June 30,	December 31,
	2022	2021

Office lease	$319,133	319,133
Less accumulated depreciation	(319,133)	(266,780)
Right-of-use asset, net	$-	$52,353

The total depreciation expense during the three and six months ended June 30, 2022 was $24,442 and $52,353, respectively. Compared to the three and six months ended June 30, 2021 was $26,594 and $53,189, respectively.

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

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

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

The Company completed the purchase of the Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash (previously $3,400,000 of cash and $2,000,000 of Common Shares). Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA Settlement Agreement” section below).

The $5,400,000 contract cash paid at purchase was the $7,700,000 less the $2,000,000 deposit and $300,000 credit given by the seller for prior years’ maintenance payments. The carrying cost of the Mine is comprised of the following:

January 7,
2022

Contract purchase price	$7,700,000
Less: Credit by seller for prior maintenance payments	(300,000)
Net present value of water treatment cost recovery liability assumed	6,402,425
Closing costs capitalized	2,638
Mine acquisition costs – legal	442,147
Total carrying cost of mine	$14,247,210

Management has determined the purchase to be an acquisition of a single asset as guided by ASU 805-10.

Land Purchase

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

6. Environmental Protection Agency Agreement and Water Treatment Liabilities

Historical Cost Recovery Payables

As a part of the lease of the Mine, the Company was required to make payments pursuant to an agreement with the Environmental Protection Agency (the “EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company was required to make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery related to historical treatment costs paid by the EPA from 1995 to 2017. These payments, if all are made, will total $20,000,000. The agreement called for payments starting with $1,000,000 30 days after a fully ratified agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018, and $3,000,000 on each of the next five anniversaries with a final $2,000,000 payment on November 1, 2024. The November 1, 2018, November 1, 2019, November 1, 2020, and November 1, 2021, payments were not made. As a result, a total of $11,000,000 was outstanding as of December 31, 2021, accounted for within current liabilities. As the purchase of the Bunker Hill Mine (which would trigger the immediate recognition of the remaining liabilities due through November 1, 2024) had not yet taken place, the remaining $8,000,000 cost recovery liabilities were not recognized on the Company’s balance sheet as of December 31, 2021.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

Through 2021, the Company engaged in discussions with the EPA in an effort to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, US Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectivity of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of the aforementioned historical environmental response costs. Pursuant to the terms of the Amended Settlement, upon purchase of the Bunker Hill Mine and the satisfaction of financial assurance commitments (as described below), the $19,000,000 of cost recovery liabilities will be paid by the Company to the EPA on the following dates:

Date	Amount
Within 30 days of Settlement Agreement	$2,000,000
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

In addition to the changes in payment terms and schedule, the Amended Settlement included a commitment by the Company to secure $17,000,000 of financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA within 180 days from the effective date of the Amended Settlement Agreement. Once put in place, the financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

The Company completed the purchase of the Mine (see note 5) and made the initial $2,000,000 cost recovery payment on January 7, 2022. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000, an increase of $8,000,000.

As of March 31, 2022, the financial assurance had not yet been secured, and as such the Company accounted for the $17,000,000 liabilities according to the previous payment schedule, resulting in $12,000,000 classified as a current liability and $5,000,000 as a long-term liability. The long-term portion was discounted at an interest rate of 16.5% to arrive at a net present value of $3,402,425 after discount.

During the quarter ended June 30, 2022, the Company was successful in obtaining the final financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the December 19, 2021 agreement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond is secured by a $2,475,000 letter of credit. The $2,475,000 and $7,001,000 letters of credit are secured by $9,476,000 of cash deposits under an agreement with a commercial bank. These cash deposits comprise the $9,476,000 of restricted cash shown within current assets as of June 30, 2022.

Under ASC 470-50, Debt Modifications and Extinguishments, the Company performed a comparison of NPV’s of the pre-settlement Cost Recovery obligation to the post-settlement schedule of Cost Recovery obligation to determine this was an extinguishment of debt. The Company recorded a gain on extinguishment of debt totaling $8,614,103. The old debt, including any discount, was written off and the new payment stream of the amended $17,000,000 table, including the new discount of $9,927,590 using the effective interest rate of 19.95% was recorded to result in a net liability of $7,072,410, which is due long-term.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

Water Treatment Charges – EPA

Separate to the cost recovery liabilities outlined above, the Company is responsible for the payment of ongoing water treatment charges. Water treatment charges incurred through December 31, 2021 are payable to the EPA, and charges thereafter are payable to the Idaho Department of Environmental Quality (“IDEQ”) given a handover of responsibilities for the Central Treatment Plant from the EPA to the IDEQ as of that date. The Company previously estimated a balance due to the EPA of $5,110,706 for ongoing water treatment through December 31, 2021. During the six months ended June 30, 2022, the Company received an invoice from the EPA for water treatment through October 2021. As a result, the Company reversed its previous accruals for this period and adjusted its estimated charges for November and December 2021. Through recent discussions with the EPA, the Company has confirmed that payments to the IDEQ for water treatment charges cannot be netted against invoices payable to the EPA. After taking this into account, the additional invoice received from the EPA, and a $1,000,000 payment made in April 2022, the Company has estimated water treatment payables to the EPA of $3,847,141 as of June 30, 2022 which is reflected in current liabilities.

Water Treatment Charges – IDEQ

For water treatment charges beginning January 2022, the Company makes a monthly accrual of $80,000 to cover the IDEQ’s estimated costs of treating water at the water treatment facility. The Company also pays an agreed-upon monthly amount of $140,000, with a true-up to be recorded and paid by the Company once the actual annual costs are determined each year. At June 30, 2022, the Company has accrued $480,000 for water treatment costs to IDEQ and has prepaid $840,000 leaving a net prepaid of $360,000 which is included in prepaids on the unaudited condensed interim consolidated balance sheet.

7. Promissory Note Payable and Convertible Debentures

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note was scheduled to mature on March 15, 2022; however, the note holder agreed to accept $500,000 payment, which the Company paid, by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. Prior to the revised maturity of June 20, 2022, the note holder agreed to accept a further $500,000 payment by June 30, 2022, which the Company paid, and the remaining principal and interest was deferred to November 30, 2022. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. At June 30, 2022, the Company owes $1,500,000 in promissory notes payable and is included in current liabilities on the condensed consolidated balance sheet. Interest expense for the six months ended June 30, 2022 and 2021 was $167,877 and $nil, respectively. At June 30, 2022 interest of $270,616 is included in interest payable on the condensed consolidated balance sheet.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp.

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”).

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

On June 17, 2022, the Company consummated a new $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from SRSR was further increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

$8,000,000 Royalty Convertible Debenture (RCD)

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD, and have therefore been accounted for as modifications.

$6,000,000 Series 1 Convertible Debenture (CD1))

The Company closed the $6,000,000 CD1 on January 28, 2022, which was increased from the previously-announced $5,000,000. The CD1 bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and matures on July 7, 2023 (subsequently amended, as described below). The CD1 is secured by a pledge of the Company’s properties and assets. Until the closing of the Stream, the CD1 was to be convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval (subsequently amended, as described below). Alternatively, SRSR may elect to retire the CD1 with the cash proceeds from the Stream. The Company may elect to repay the CD1 early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the CD1, and have therefore been accounted for as modifications.

$15,000,000 Series 2 Convertible Debenture (CD2)

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option, and matures on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets. The repayment terms include 3 quarterly payments of $2,000,000 each beginning June 30, 2024 and $9,000,000 on the maturity date.

In light of the Series 2 Convertible Debenture financing, the previously permitted additional senior secured indebtedness of up to $15 million for project finance has been removed.

The Company determined that in accordance with ASC 815, each debenture will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk- free rate	Risk- adjusted rate
CD1 note (1)(3)	01-28-22	07-07-23	7.50%	0.230	120%	8.70%	0.92%	16.18%
RCD note (stream not advanced scenario)	01-07-22	07-07-23	9.00%	0.242	130%	9.21%	0.65%	16.39%
RCD note (stream advanced) scenario	01-07-22	06-30-22	9.00%	0.242	130%	9.16%	0.23%	15.96%
CD1 note (1)(3)	03-31-22	07-07-23	7.50%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream not advanced scenario)	03-31-22	07-07-23	9.00%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream advanced) scenario	03-31-22	06-30-22	9.00%	0.235	120%	8.78%	0.52%	15.88%
CD2 note	06-17-22	03-31-25	10.50%	0.222	120%	9.45%	3.28%	20.95%
CD2 note	06-30-22	03-31-25	10.50%	0.225	120%	10.71%	2.95%	21.78%
CD1 note	06-30-22	03-31-25	7.50%	0.233	120%	10.71%	2.95%	19.89%
RCD note (stream not advanced scenario)	06-30-22	03-31-25	9.00%		120%	10.71%	2.95%	19.89%
RCD note (stream advanced) scenario	06-30-22	09-30-22	9.00%		120%	10.85%	1.72%	18.89%

(1)	The CD carries a Discount for Lack of Marketability (“DLOM”) of 5.0%.
(2)	All instruments carry an instrument-specific spread of 7.23%
(3)	The conversion price of the CD is $0.235
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The probabilities for the stream being advanced and the stream not being advanced is 55% and 45%, respectively.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

The resulting fair values of the CD1, RCD, and CD2 at the issuance dates, March 31, 2022, and as of June 30, 2022 were as follows:

Instrument Description	Issuance date CD1 and RCD	Issuance date CD2	March 31, 2022	June 30, 2022
CD1	$6,320,807	$-	$6,303,567	$5,633,253
RCD	7,679,193	-	7,886,473	7,078,596
CD2	-	15,000,000	-	14,176,578
Total	$14,000,000	$15,000,000	$14,190,040	$26,888,427

The total gain on fair value of debentures recognized during the three and six months ended June 30, 2022 was $1,813,456 and $1,739,987, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three and six months ended June 30, 2022, the Company recognized $371,255 within other comprehensive income.

The Company performs quarterly testing of the covenants in the RCD, CD1 and CD2, and was in compliance with all such covenants as of June 30, 2022.

The Stream

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of June 30, 2022, the Stream had not been advanced.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed that the minimum quantity of metal delivered under the Stream, if advanced, will increase by 10% relative to the amounts noted above.

8. Lease Liability

The Company had an operating lease for office space that expired in May 2022. Below is a summary of the Company’s lease liability as of June 30, 2022:

Office lease

Balance, December 31, 2020	$176,607
Addition	-
Interest expense	12,696
Lease payments	(129,191)
Foreign exchange loss	2,165
Balance, December 31, 2021	62,277
Addition	-
Interest expense	1,834
Lease payments	(64,828)
Foreign exchange loss	717
Balance, June 30, 2022	$-

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

9. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	An increase to 1,500,000,000 common shares, as approved in the July 29, 2002 annual meeting of shareholders, with a par value of $0.000001 per common share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

In April 2022, the Company closed a private placement of 37,849,325 Special Warrants and a non-brokered private placement of 1,471,664 units of the Company for aggregate gross proceeds of approximately C$11,796,297. Related parties, including management, directors, and consultants, participated in the Special Warrant private placement for a total of 4,809,160 shares (included in the total above).

The Special Warrants were issued at a price of C$0.30 per special warrant. Each Special Warrant shall be automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into one unit of the Company (a “Brokered Unit”) on the date that is the earlier of: (i) the date that is three (3) business days following the date on which the Company has obtained both (A) a receipt from the Canadian security commission in each of the each of the provinces of Canada which the purchasers and Agents (as defined herein) are residents where the Special Warrants are sold (the “Qualifying Jurisdictions”) for a (final) short-form prospectus qualifying the distribution of the common stock of the Company (“Common Shares”) and common stock purchase warrants of the Company (the “Warrants”) issuable upon exercise of the Special Warrants (the “Qualification Prospectus”); and (B) notification that the registration statement, under U.S. securities laws, of the Company filed with the United States Securities and Exchange Commission (the “SEC”) has been declared effective by the SEC (the “Registration Statement”); and (ii) the date that is six months following April 1, 2022 (the “Closing Date”). Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one common share for C$0.37 until April 1, 2025. The warrants shall also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

On May 31, 2022 the Company announced that it had received a receipt from the Ontario Securities Commission for its final short-form Canadian prospectus qualifying the distribution of the common stock of the Company and common stock purchase warrants of the Company issuable upon exercise of the special warrants of the Company that were issued on April 1, 2022. The Company also announced that it received notice from the United States Securities and Exchange Commission that its Form S-1 has been declared effective as of May 27, 2022. As a result of obtaining the receipt for the Canadian prospectus and the declaration of effectiveness for the Form S-1, each unexercised Special Warrant was automatically exercised into one Common Share and one Warrant without further action on the part of the holders.

The non-brokered 1,471,664 units were issued at a price of C$0.30 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

In connection with the special warrants offering, the agents earned a cash commission in the amount of C$563,968 and compensation options exercisable to acquire an aggregate of 1,879,892 units of the Company at C$0.30 a unit until April 1, 2024. Each compensation unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2024.

In April 2022, the Company issued 1,315,856 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2022.

In May 2022, the Company issued 10,416,667 units to Teck Resources Limited in consideration towards the purchase of the Pend Oreille Processing Plant at C$0.245 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for $0.37 until May 13, 2025.

In June 2022, the Company issued 1,218,000 units to contractors for bonuses accrued during the three months ended March 31, 2022. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the unaudited condensed interim consolidated statements of income and comprehensive income as a gain or loss and is estimated using the Binomial model.

The warrant liabilities as a result of the June 2019, August 2019, August 2020, February 2021, April 2022 special warrants, April 2022 non-brokered, May 2022 Teck purchase, and June 2022 contractor private placements were revalued as at June 30, 2022 and December 31, 2021 using the Binomial model and the following assumptions:

April 2022 special warrants issuance	June 30, 2022	December 31, 2021
Expected life	1,006 days	-
Volatility	120%	-%
Risk free interest rate	3.14%	-%
Dividend yield	0%	-%
Share price	$0.20	$-
Fair value	$3,524,693	$-
Change in derivative liability	$-	$-

April 2022 non-brokered issuance	June 30, 2022	December 31, 2021
Expected life	1,006 days	-
Volatility	120%	-%
Risk free interest rate	3.14%	-%
Dividend yield	0%	-%
Share price	$0.20	$-
Fair value	$137,046	$-
Change in derivative liability	$-	$-

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

May 2022 Teck issuance	June 30, 2022	December 31, 2021
Expected life	1,048 days	-
Volatility	120%	-%
Risk free interest rate	3.14%	-%
Dividend yield	0%	-%
Share price	$0.20	$-
Fair value	$991,063	$-
Change in derivative liability	$-	$-

June 2022 issuance	June 30, 2022	December 31, 2021
Expected life	1,006 days	-
Volatility	120%	-%
Risk free interest rate	3.14%	-%
Dividend yield	0%	-%
Share price	$0.20	$-
Fair value	$113,425	$-
Change in derivative liability	$-	$-

February 2021 issuance	June 30, 2022	December 31, 2021
Expected life	1,320 days	1,501 days
Volatility	120%	100%
Risk free interest rate	3.14%	1.25%
Dividend yield	0%	0%
Share price	$0.20	$0.37
Fair value	$1,896,071	$3,483,745
Change in derivative liability	$(1,587,675)	$(329,358)

August 2020 issuance	June 30, 2022	December 31, 2021
Expected life	427 days	608 days
Volatility	120%	100%
Risk free interest rate	3.10%	0.95%
Dividend yield	0%	0%
Share price	$0.20	$0.37
Fair value	$2,456,021	$6,790,163
Change in derivative liability	$(4,334,142)	$(7,703,052)

June 2019 issuance (i)	June 30, 2022	December 31, 2021
Expected life	1,280 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.14%	1.02%
Dividend yield	0%	0%
Share price	$0.20	$0.37
Fair value	$1,063,208	$2,067,493
Change in derivative liability	$(1,004,285)	$(1,371,346)

(i)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	June 30, 2022	December 31, 2021
Expected life	1,280 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.14%	1.02%
Dividend yield	0%	0%
Share price	$0.20	$0.37
Fair value	$1,634,021	$3,177,485
Change in derivative liability	$(1,543,464)	$(2,744,785)

(ii)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2020	95,777,806	$0.54	$0.08
Issued	19,994,080	0.60	0.19
Balance, June 30, 2021	115,771,886	$0.55	$0.10

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, June 30, 2022	162,129,064	$0.49	$0.17

During the six months ended June 30, 2022, 239,284 February 2020 broker warrants expired.

At June 30, 2022, the following warrants were outstanding:

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	117,112,500
February 16, 2026	0.60	2,881,580	2,881,580
April 1, 2025	0.37	40,358,969	40,358,969
May 13, 2025	0.37	10,416,667	10,416,667
		162,129,064	162,129,064

Broker options

At June 30, 2022, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Issued - August 2020 Compensation Options	3,239,907	$0.35
Balance, December 31, 2020	3,239,907	0.35
Issued – February 2021 Compensation Options	351,000	0.35
Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options	1,879,892	0.30
Balance, June 30, 2022	5,470,799	$0.34

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

The grant date fair value of the August 2020 and February 2021, and April 2022 Compensation Options were estimated at $521,993, $68,078 and $264,435 respectively, using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
August 2020	0.31%	0%	100%	C$0.35	3 years
February 2021	0.26%	0%	100%	C$0.40	3 years
April 2022	2.34%	0%	120%	C$0.30	2 years

	Exercise	Number of	Fair value
Expiry date	price (C$)	broker options	($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
April 1, 2024 (iii)	$0.30	1,879,892	$264,435
		5,470,799	$854,506

(i)	Exercisable into one August 2020 Unit
(ii)	Exercisable into one February 2021 Unit
(iii)	Exercisable into one April 2022 Unit

Stock options

The following table summarizes the stock option activity during the six months ended June 30, 2022:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2020	8,015,159	$0.62
Granted (i)	1,037,977	0.34
Balance, December 31, 2021	9,053,136	$0.58
Expired May 01, 2022	47,500
Balance, June 30, 2022	9,005,636	$0.58

(i)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $204,213 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	0.64%	0%	100%	C$0.34	5 years

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

The following table reflects the actual stock options issued and outstanding as of June 30, 2022:

	Weighted average		Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.50	0.5	235,000	235,000	46,277
0.60	1.25	200,000	200,000	52,909
0.60	2.35	1,575,000	1,575,000	435,069
0.55	2.81	5,957,659	1,489,415	1,536,764
0.335	3.64	1,037,977	1,037,977	204,213
		9,005,636	4,537,392	$2,275,232

10. Income per Share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, and unvested restricted share units (“RSU”). Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months ended June 30, 2022	Three Months ended June 30, 2021	Six Months ended June 30, 2022	Six Months ended June 30, 2021
Net income (loss) and comprehensive income (loss) for the period	12,426,367	45,056	9,545,481	5,882,865

Basic income (loss) per share Weighted average number of common shares - basic	210,586,156	163,677,564	187,638,287	158,916,637
Net income (loss) per share – basic	0.06	0.00	0.05	0.04
Net income (loss) and comprehensive income (loss) for the period	12,426,367	45,056	9,545,481	5,882,865

Dilutive effect of convertible debentures	(836,204)	-	(865,015)	-
Dilutive effect of warrants on net income	-	(175,816)	-	(520,066)
Diluted net income (loss) and comprehensive income (loss) for the period	11,590,163	(130,760)	8,680,466	5,362,799
Diluted income (loss) per share
Weighted average number of common shares - basic	210,586,156	163,677,564	187,638,287	158,916,637
Diluted effect:
Warrants, broker options, and stock options, convertible debentures, and RSUs	35,719,674	703,569	26,998,311	1,027,400
Weighted average number of common shares - fully diluted	245,879,831	164,381,133	214,210,598	159,944,037
Net income (loss) per share - fully diluted	0.05	(0.00)	0.04	0.03

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

11. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees, and consultants.

The following table summarizes the RSU activity during the six months ended June 30, 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020	988,990	$0.39
Granted	1,348,434	0.38
Vested	(1,516,299)	0.41
Forfeited	(245,125)	0.52
Unvested as at December 31, 2021	576,000	$0.62
Granted	591,750	0.30
Vested	(741,750)	0.37
Unvested as at June 30, 2022	426,000	$0.61

(i) On April 14, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $22,663 and $43,161 for the six months ended June 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $7,834 and $14,934 for the six months ended June 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii) On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $8,362 and $16,081 for the six months ended June 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iv) On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs resulted in stock-based compensation of $nil and $58,740 for the six months ended June 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(v) On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. 245,128 RSUs vested immediately with the remaining RSUs vesting in one twelfth increments per month. During the year ended 2021, a total of 490,258 RSUs vested, and in July 2021, the consultant forfeited the remaining 245,125 unvested RSUs, resulting in a reversal of share-based compensation of $64,870. The vesting of these RSUs resulted in stock-based compensation of $nil and $265,101 for the six months ended June 30, 2022 and 2021, respectively.

(vi) On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the six months ended June 30, 2022 and 2021, respectively.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

(vii) On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the six months ended June 30, 2022 and 2021, respectively.

(viii) On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the six months ended June 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ix) On April 29, 2022, the Company granted 76,750 RSUs to certain consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $16,800 for the six months ended June 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(x) On June 30, 2022, the Company granted 15,000 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $2,328 for the six months ended June 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

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

The following table summarizes the DSU activity during the six months ended June 30, 2022 and 2021:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020 and March 31, 2021 (i)	7,500,000	$1.03

Unvested as at December 31, 2021	5,625,000	$1.03
Vested (ii)(iii)	(3,125,000)	1.03
Unvested as at June 30, 2022	2,500,000	$1.03

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. During the six months ended June 30, 2022, and 2021 the Company recognized $507,398 and $139,721, respectively, recovery of stock-based compensation related to the DSUs, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss). Upon redemption of the 2,500,000 DSUs (see (iii)) the fair value of the remaining DSU liability at June 30, 2022 was $635,993.
(ii)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors.
(iii)	During the three months ended June 30, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2022

(Expressed in United States Dollars)

13. Commitments and Contingencies

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes the lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021. The court is in the process of ruling with respect to the timeline for next steps in the legal process.

14. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Consulting fees	$486,241	$245,936	$1,583,850	$570,555

At June 30, 2022 and June 30, 2021, $1,049,304 and $69,835, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

15. Subsequent Events

In July 2022, the Company issued 1,975,482 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2022.

On July 29, 2022, the Company held its Annual General Meeting during which all director nominations and other proposals were approved. This included the re-appointment of Dr. Mark Cruise, whose initial appointment was announced on June 30, 2022, replacing Mr. Wayne Parsons. The following notable proposals were approved: (i) an increase in the authorized common share capital of the Company to 1,500,000,000 common shares, (ii) authorization for a share consolidation of up to 50:1 if enacted within the following two years, and (iii) an increase in the maximum RSUs issuable under the Company’s Restricted Share Unit plan.

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

Current Operations

Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Mine”). The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company has conducted multiple exploration campaigns, published multiple economic studies, purchased the Bunker Hill Mine, purchased a process plant, and advanced the rehabilitation and development of the Mine. The Company is focused on completing the financing for, and execution of, a potential restart of operations at the Mine.

Lease and Purchase of the Bunker Hill Mine

The Company purchased the Bunker Hill Mine in January 2022, as described below.

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

The Company completed the purchase of the Bunker Hill Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement” section below).

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

The changes in payment terms and schedule were contingent upon the Company securing financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000, corresponding to the Company’s cost recovery obligations to be paid in 2024 through 2029 as outlined above. Should the Company fail to make its scheduled payment, the EPA can draw against this financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made. If the Company failed to post the final financial assurance within 180 days of the execution of the Amendment, the terms of the original agreement would be reinstated.

During the quarter ended June 30, 2022, the Company was successful in obtaining the financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the December 19, 2021, agreement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond and letter of credit are secured by $2,475,000 and $7,001,000 of cash deposits, respectively.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp.

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”). The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

On June 17, 2022, the Company consummated a new $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from SRSR was further increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023, to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full.

The Company closed the $6,000,000 CD1 on January 28, 2022, which was increased from the previously announced $5,000,000. The CD1 bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and matures on July 7, 2023 (subsequently amended, as described below). The CD1 is secured by a pledge of the Company’s properties and assets. Until the closing of the Stream, the CD1 was to be convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval (subsequently amended, as described below). Alternatively, SRSR may elect to retire the CD1 with the cash proceeds from the Stream. The Company may elect to repay the CD1 early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023, to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment.

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option, and matures on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets. The repayment terms include 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on the maturity date.

In light of the Series 2 Convertible Debenture financing, the previously permitted additional senior secured indebtedness of up to $15 million for project finance has been removed.

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of June 30, 2022, the Stream had not been advanced.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed that the minimum quantity of metal delivered under the Stream, if advanced, will increase by 10% relative to the amounts noted above.

Process Plant

On January 25, 2022, the Company announced that it had entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Process Plant”) in eastern Washington State, approximately 145 miles from the Bunker Hill Mine by road. The package comprises substantially all processing equipment of value located at the site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The Company paid a $500,000 non-refundable deposit in January 2022.

On March 31, 2022, the Company announced that it had reached an agreement with a subsidiary of Teck to satisfy the remaining purchase price for the Process Plant by way of an equity issuance of the Company. Teck will receive 10,416,667 units of the Company (the “Teck Units”) at a deemed issue price of C$0.30 per unit. Each Teck Unit consists of one Common Share and one Common Share purchase warrant (the “Teck Warrants”). Each whole Teck Warrant entitles the holder to acquire one Common Share at a price of C$0.37 per Common Share for a period of three years. The equity issuance and purchase of the Process Plant occurred on May 13, 2022.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and six months ended June 30, 2022 and June 30, 2021. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

During the six months ended June 30, 2022 and 2021, respectively, the Company generated no revenue.

Expenses

During the three and six months ended June 30, 2022, the Company reported total operating expenses of $3,979,862 and $9,466,536, respectively. Compared to the three and six months ended June 30, 2021, the Company reported total operating expenses of $5,295,557 and $9,919,531, respectively.

The decrease in total operating expenses is primarily due to a decrease in exploration costs and operation and administration costs when compared to the three and six-month periods ended June 30, 2021. The Company was engaged in an active exploration campaign during the three and six-month periods ended June 30, 2021, whereas the Company’s primary focus during the three and six-month periods ended June 30, 2022 was on advancing mine restart efforts, which was accomplished with a lower level of expenditure.

The significant increase in consulting fees reflects the engagement of numerous legal, accounting, engineering and other professional firms to assist the Company in consummating several complex debt and equity financings, the purchases of the Mine, the EPA financial assurance requirements, fair value measurements of complex instruments, and advancement of project activities. These fees were somewhat offset by a decrease in operational and administration expenses.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the condensed interim consolidated statements of income (loss) and comprehensive income (loss). Management determined that costs of the mine in the most recent quarter constituted mine preparation costs rather than exploration costs, since it was not focused on expanding the mineral resources, but was invested to execute on the tasks and projects required to get the mine into shape for production activities. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the unaudited condensed interim consolidated statements of income and comprehensive income.

Liquidity and Capital Resources

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $63,317,255 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $7,072,410 net of discount to the EPA (see Note 6) that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt and multi-metals stream financings. These unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, closing on the multi-metals stram transaction (see note 7), obtaining additional financing to continue operations, explore and developing the mineral properties and the discovery, development, and sale of reserves.

Debt and Equity Financings, EPA obligations, and Mine Purchase

As described above, during the six months ended June 30, 2022, the Company closed on three convertible debentures totaling $29,000,000 and equity financings (net of issuance costs) totaling $7,769,745 and used the proceeds to purchase the Bunker Hill Mine, as well as satisfy short-term obligations to the EPA including satisfaction of its financial assurance commitments, cost recovery and water treatment payments, advancement of mine restart activities and the funding of working capital requirements.

Current Assets and Total Assets

As of June 30, 2022, the Company’s balance sheet reflects that the Company had: i) total current assets of $16,858,234, compared to total current assets of $3,622,548 at December 31, 2021 – an increase of $13,235,686; and ii) total assets of assets of $36,662,582, compared to total current assets of $4,071,796 at December 31, 2021 – an increase of $32,590,786. The increase in current assets was primarily due to an increase in available cash as a result of the proceeds from the convertible debentures and equity financings. Total assets increased principally due to the increase in cash from financings and the purchase of the Bunker Hill Mine.

Current Liabilities and Total Liabilities

As of June 30, 2022, the Company’s balance sheet reflects that the Company had total current liabilities of $10,333,772 and total liabilities of $56,110,157, compared to total current liabilities of $22,795,277 and total liabilities of $38,314,164 at December 31, 2021. The decrease in the current liabilities is primarily reflective of the EPA cost recovery liability being moved from current to long term liabilities. Total liabilities increased as a result of the closing of the three convertible debentures, offset by the decrease in the long-term derivative warrant liability, promissory note.

Working Capital and Shareholders’ Deficit

On June 30, 2022, the Company had working capital of $6,524,462 and a shareholders’ deficit of $19,447,575 compared to negative working capital of $19,172,729 and a shareholders’ deficit of $34,242,368 for the year ended December 31, 2021. Working capital increased during the six months ended June 30, 2022 primarily due to funding from debt and equity financings, and the reclassification of cost recovery liabilities from current to long-term. Shareholders’ equity increased due to net income of $12,054,781 and $9,173,895 for the three and six month periods ended June 30, 2022, driven by decreases in the fair value of the derivative warrant liability.

Cash Flow

During the six months ended June 30, 2022, the Company had a net cash increase of $5,115,610, which represents cash provided from convertible debentures and equity financings, with proceeds used to satisfy short-term obligations with the EPA, purchase of the Bunker Hill Mine and a processing plant, partial repayment of the outstanding promissory note, advancement of mine restart activities, and funding of working capital requirements.

During the six months ended June 30, 2022, cash of $23,070,946 was used in operating activities, primarily due to the usage of $9,476,000 to secure the Company’s financial assurance obligations with the EPA, $3,000,000 of payments against EPA cost recovery and water treatment payables, funding of mine restart activities, and other working capital requirements. This compares with cash used in operating activities of $7,040,266 for the six months ended June 30, 2021.

During the quarter ended June 30, 2022, cash of $7,518,361 was used in investing activities for the purchase of the Bunker Hill Mine, a process plant, equipment, and real estate, compared with $94,693 used for investing activities in the six months ended June 30, 2021

During the six months ended June 30, 2022, cash of $35,704,917 was provided by financing activities by the three convertible debentures and the equity financings, offset by cash used for lease payments, compared with cash of $5,943,687 provided by financing activities in the six months ended June 30, 2021

Subsequent Events

In July 2022, the Company issued 1,975,482 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2022.

On July 29, 2022, the Company held its Annual General Meeting during which all director nominations and other proposals were approved. This included the re-appointment of Dr. Mark Cruise, whose initial appointment was announced on June 30, 2022, replacing Mr. Wayne Parsons. The following notable proposals were approved: (i) an increase in the authorized common share capital of the Company to 1,500,000,000 common shares, (ii) authorization for a share consolidation of up to 50:1 if enacted within the following two years, and (iii) an increase in the maximum RSUs issuable under the Company’s Restricted Share Unit plan.

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

Complex Financing Transactions

The Company has engaged in a series of complex financing transactions, which involve the issuance of certain conversion features embedded in the debt, including options to receive interest payments in the form of the Company’s shares and to purchase a gross revenue royalty in the Bunker Hill Mine. These instruments require evaluation to determine fair values of the debt and the embedded conversion features, which require complex calculations of many appropriate inputs to the valuation model variables, including but not limited to the expected life of the debt instrument and conversion feature derivative liability, volatility of the Company’s shares, effective discount rates, probabilities of operational assumptions as related to an anticipated royalty revenue stream, the Company’s own credit risk and other inputs. The Company has to make estimates of each of these inputs in applying a valuation model to account for the derivative values, the presentation of these values, the periodic changes to the fair values and the recognition of these changes.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes the lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021. The court is in the process of ruling with respect to the timeline for next steps in the legal process.

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

Item 1A. Risk Factors

There are significant risks in investing in our common shares. Reference is made to the risks described in our prospectus filed with the SEC on May 31, 2022, which is incorporated herein by reference.

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

The following table provides information for the three months ended June 30, 2022.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	3	0	0	0	0	399	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

BUNKER HILL MINING CORP.

By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

BUNKER HILL MINING CORP.

By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary

