Form 10-Q
period 2022-09-30
Bunker Hill Mining Corp.
filed 2022-11-04
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of Common Stock outstanding as of November 4, 2022: 229,501,661

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$103,833	$486,063
Restricted Cash (note 6)	9,476,000	-
Accounts receivable and prepaid expenses (note 6)	1,208,109	413,443
Short-term deposit (note 3)	1,000,000	68,939
Prepaid mine deposit and acquisition costs (note 5)	-	2,260,463
Prepaid finance costs	-	393,640
Total current assets	11,787,942	3,622,548

Non-current assets
Spare parts inventory	341,004	-
Equipment (note 3)	593,588	396,894
Right-of-use assets (note 4)	-	52,353
Bunker Hill Mine and mining interests (note 5)	14,805,360	1
Process plant (note 3)	6,058,694	-
Total assets	$33,586,588	$4,071,796

EQUITY AND LIABILITIES
Current liabilities
Accounts payable	$2,877,593	$1,312,062
Accrued liabilities	1,694,461	869,581
EPA water treatment payable (note 6)	3,847,141	5,110,706
Interest payable (notes 6 and 7)	1,156,195	409,242
DSU liability (note 12)	363,648	1,531,409
Promissory notes payable (note 7)	1,500,000	2,500,000
EPA cost recovery payable - short-term (note 6)	-	11,000,000
Current portion of lease liability (note 8)	-	62,277
Total current liabilities	11,439,038	22,795,277

Non-current liabilities
Series 1 convertible debenture (note 7)	4,892,435	-
Series 2 convertible debenture (note 7)	12,710,097	-
Royalty convertible debenture (note 7)	7,359,776	-
EPA cost recovery liability - long-term, net of discount (note 6)	7,420,024	-
Derivative warrant liability (note 9)	4,500,387	15,518,887
Total liabilities	48,321,757	38,314,164

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 219,649,187 and 164,435,442 common shares issued and outstanding, respectively (note 9)	219	164
Additional paid-in-capital (note 9)	43,894,878	38,248,618
Accumulated other comprehensive income (note 7)	996,636	-
Deficit accumulated during the exploration stage	(59,626,902)	(72,491,150)
Total shareholders’ deficiency	(14,735,169)	(34,242,368)
Total shareholders’ deficiency and liabilities	$33,586,588	$4,071,796

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements,

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses
Operation and administration	$150,910	$221,451	$587,514	$1,506,859
Exploration	-	1,465,157	-	8,677,194
Mine preparation	2,533,101	-	6,861,403	-
Legal and accounting	210,960	335,431	975,014	872,647
Consulting	929,977	442,906	4,867,553	1,327,774
Loss from operations	(3,824,948)	(2,464,945)	(13,291,484)	(12,384,474)

Other income or gain (expense or loss)
Change in derivative liability (note 9)	7,315,161	6,460,513	18,538,380	22,172,679
Gain (loss) on foreign exchange	(12,453)	(26,719)	(233,777)	119,655
Gain on fair value of convertible debentures	1,301,069	-	3,041,056	-
Gain on EPA debt extinguishment (note 6)	-	-	8,614,103	-
Interest expense	(1,026,233)	(8,219)	(2,143,840)	(8,219)
Debenture finance costs	(64,054)	-	(1,230,539)	-
Finance costs	-	-	(455,653)	-
Other income	1,811	-	26,002	-
Loss on debt settlement	-	-	-	(56,146)
Net income for the period	$3,690,353	$3,960,630	$12,864,248	$9,843,495

Other comprehensive income, net of tax:
Gain on change in FV on own credit risk	625,050	-	996,636	-
Other comprehensive income	625,050	-	996,636	-
Comprehensive income	$4,315,403	$3,960,630	$13,860,884	$9,843,495

Net income per common share – basic	$0.02	$0.02	$0.07	$0.06
Net income per common share – fully diluted	$0.01	$0.02	$0.05	$0.06

Weighted average common shares – basic	219,466,235	164,179,999	198,364,188	160,690,371
Weighted average common shares – fully diluted	318,204,510	164,329,999	250,681,393	160,840,371

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Operating activities
Net income (loss) for the period	$12,864,248	$9,843,495
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(300,475)	793,357
Depreciation expense	172,259	178,744
Change in derivative liability	(18,538,380)	(22,172,679)
Units issued for services	1,060,858	-
Imputed interest expense on lease liability	1,834	10,632
Interest expense	2,143,840	8,219
Finance costs	264,435	-
Foreign exchange loss (gain)	233,059	-
Foreign exchange loss (gain) on re-translation of lease (Note 8)	718	1,434
Loss on debt settlement	-	56,146
Amortization of EPA discount	631,701	-
Gain on fair value of convertible debt derivatives	(3,041,056)	-
Gain on EPA debt extinguishment	(8,614,103)	-
Changes in operating assets and liabilities:
Restricted cash	(9,476,000)	-
Accounts receivable	(81,618)	(13,632)
Deposit on plant demobilization	(1,000,000)	-
Prepaid finance costs	393,640	-
Prepaid expenses	(1,064,109)	72,933
Accounts payable	947,699	606,056
Accrued liabilities	526,322	1,243,042
Accrued EPA water treatment	(903,565)	-
EPA cost recovery payable	(2,000,000)	-
Interest payable – EPA	(113,579)	-
Interest payable	(639,402)	-
Net cash used in operating activities	(26,531,674)	(9,372,253)

Investing activities
Purchase of spare inventory	(341,004)	-
Land purchase	(202,000)	-
Bunker Hill mine purchase	(5,524,322)	-
Mine improvements	(356,149)	-
Purchase of Process plant	(2,815,398)	-
Purchase of machinery and equipment	(316,600)	(94,693)
Net cash used in investing activities	(9,555,473)	(94,693)

Financing activities
Proceeds from convertible debentures	29,000,000	-
Proceeds from issuance of shares, net of issue costs	7,769,745	6,008,672
Proceeds from promissory note	-	2,500,000
Repayment of promissory note	(1,000,000)	-
Lease payments	(64,828)	(97,138)
Net cash provided by financing activities	35,704,917	8,411,534
Net change in cash	(382,230)	(1,055,412)
Cash, beginning of period	486,063	3,568,661
Cash, end of period	$103,833	$2,513,249

Supplemental disclosures
Non-cash activities
Units issued to settle accounts payable and accrued liabilities	$228,421	$188,607
Units issued to settle interest payable	643,906	-
Mill purchase for shares and warrants	3,243,296	-
Units issued to settle DSU/RSU/Bonuses	872,399	-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

					Accumulated
			Additional	Stock	other
	Common stock		paid-in-	subscriptions	comprehensive	Accumulated
	Shares	Amount	capital	payable	loss	deficit	Total

Balance, December 31, 2021	164,435,442	$164	$38,248,618	$-	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	145,186	-	-	-	145,186
Stock subscription payable	-	-	-	1,775,790	-	-	1,775,790
Net loss for the period	-	-	-	-	-	(2,880,886)	(2,880,886)
Balance, March 31, 2022	164,435,442	$164	$38,393,804	$1,775,790	$-	$(75,372,036)	$(35,202,278)
Stock-based compensation	-	-	15,922	-	-	-	15,922
Compensation options	-	-	264,435	-	-	-	264,435
Shares issued for interest payable	1,315,857	1	269,749	-	-	-	269,750
Shares issued for RSUs vested	933,750	1	(1)	-	-	-	-
Non brokered shares issued for C$0.30	1,471,664	1	352,854	-	-	-	352,855
Special warrant shares issued for C$0.30	37,849,325	38	9,083,719	(1,775,790)	-	-	7,307,967
Contractor shares issued for C$0.30	1,218,000	1	289,999	-	-	-	290,000
Shares issued for Process plant purchase	10,416,667	10	1,970,254	-	-	-	1,970,264
Issue costs	-	-	(896,009)	-	-	-	(896,009)
Warrant valuation	-	-	(6,246,848)	-	-	-	(6,246,848)
Gain on fair value from change in credit risk	-	-	-	-	371,586	-	371,586
Net income for the period	-	-	-	-	-	12,054,781	12,054,781
Balance, June 30, 2022	217,640,705	$216	$43,497,878	$-	$371,586	$(63,317,255)	$(19,447,575)
Stock-based compensation	-	-	27,369	-	-	-	27,369
Shares issued for RSUs vested	33,000	1	(1)	-	-	-	-
Issue costs	-	-	(4,522)	-	-	-	(4,522)
Shares issued for interest payable	1,975,482	2	374,154	-	-	-	374,156
Gain on fair value from change in credit risk	-	-	-	-	625,050	-	625,050
Net income for the period	-	-	-	-	-	3,690,353	3,690,353
Balance, September 30, 2022	219,649,187	$219	$43,894,878	$-	$996,636	$(59,626,902)	$(14,735,169)

Balance, December 31, 2020	143,117,068	$143	$34,551,133	$-	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	620,063	-	-	-	620,063
Shares issued at C $0.40 per share	19,576,360	20	6,168,049	-	-	-	6,168,069
Shares issued for debt settlement at C$0.58	417,720	-	188,145	-	-	-	188,145
Shares issued for RSUs vested	437,332	-	-	-	-	-	-
Issue costs	-	-	(159,397)	-	-	-	(159,397)
Warrant valuation	-	-	(3,813,103)	-	-	-	(3,813,103)
Net income for the period	-	-	-	-	-	5,837,809	5,837,809
Balance, March 31, 2021	163,548,480	$163	$37,554,890	$-	$-	$(60,251,064)	$(22,696,011)
Stock-based compensation	-	-	280,720	-	-	-	280,720
Shares issued for RSUs vested	233,057	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	45,056	45,056
Balance, June 30, 2021	163,781,537	$163	$37,835,610	$-	$-	$(60,206,008)	$(22,370,235)
Stock-based compensation	-	-	323,538	-	-	-	323,538
Shares issued for RSUs vested	653,905	1	(1)	-	-	-	-
Net income for the period	-	-	-	-	-	3,960,630	3,960,630
Balance, September 30, 2021	164,435,442	$164	$38,159,147	$-	$-	$(56,245,378)	$(18,086,067)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

1. Nature and Continuance of Operations and Going Concern

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its head office is located at 82 Richmond Street East, Toronto, Ontario, Canada, M5C 1P1. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration activities. It continues to work at developing its project with a view towards putting it into production.

Going Concern:

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $59,626,902 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $3,847,141 to the Environmental Protection Agency (“EPA”) (see Note 6) for water treatment that is classified as current. The Company also owes a total of $7,420,024, net of discount, to the EPA that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt, and closing on the multi-metals stream transaction (see note 7). These unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

COVID-19:

The Company’s operations could be significantly adversely affected by the effects of a widespread global outbreak of epidemics, pandemics, or other health crises, including the recent outbreak of respiratory illness caused by the novel coronavirus (“COVID-19”). Although the pandemic has subsided significantly, the Company cannot accurately predict the impact a COVID-19 resurgence would have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

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

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

2. Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2021. The financial results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

3. Plant & Equipment

Equipment consists of the following:

	September 30,	December 31,
	2022	2021

Equipment	$920,571	$603,972
	920,571	603,972
Less accumulated depreciation	(326,983)	(207,078)
Equipment, net	$593,588	$396,894

The total depreciation expense for equipment during the three and nine months ended September 30, 2022 was $42,814 and $119,905, respectively. Compared to the three and nine months ended September 30, 2021 was $34,565 and $98,961, respectively. See Note 4 for additional depreciation on the right-of-use asset.

Process Plant Purchase from Teck Resources Limited

On May 13, 2022, the Company completed purchase of a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”). The package comprises substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

-	The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 nonrefundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.
-	Value of common shares issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 9.
-	As a result, the total value of the mill purchase was determined to be $3,974,296.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheet as a current asset in accordance with a preliminary purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities will be captured and capitalized as components of the asset.

At September 30, 2022, the asset consists of the following:

September 30, 2022
Deposit paid	$500,000
Sales tax paid	231,000
Value of shares issued	1,970,264
Value of warrants issued	1,273,032
Total plant & inventory purchased	3,974,296
Site preparation costs	619,172
Demobilization	1,806,229
Less spare parts inventory	(341,003)
Pend Oreille plant asset, net	$6,058,694

Additionally, at September 30, 2022, the Company has paid a refundable deposit of $1,000,000 to Teck as security while demobilization activities are ongoing. This is classified as a short-term deposit on the balance sheet.

Ball Mill upgrade

On August 30, 2022, the Company entered into an agreement to purchase a ball mill from D’Angelo International LLC for $675,000. The purchase of the mill is to be made in three cash payments:

$100,000 by September 15, 2022 as a non-refundable deposit (paid)

$100,000 by October 15, 2022 (paid)

$475,000 by December 15, 2022

At September 30, 2022, the Company paid $100,000 towards the purchase as a non-refundable deposit.

4. Right-of-Use Asset

Right-of-use asset consists of the following:

	September 30,	December 31,
	2022	2021

Office lease	$319,133	319,133
Less accumulated depreciation	(319,133)	(266,780)
Right-of-use asset, net	$-	$52,353

The total depreciation expense for the right-of-use asset during the three and nine months ended September 30, 2022 was $nil and $52,353, respectively. Compared to the three and nine months ended September 30, 2021 was $26,594 and $79,783, respectively.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

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

The Amended Agreement also required payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000. (See also Note 6 Environmental Protection Agency Agreement and Water Treatment Liabilities).

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

Management has determined the purchase to be an acquisition of a single asset as guided by ASU 805-10. During the three and nine months ended September 30, 2022, the Company has spent an additional $356,149 and $356,149, respectively, in mine improvements.

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

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

Through 2021, the Company engaged in discussions with the EPA to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

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

During the quarter ended June 30, 2022, the Company was successful in obtaining the final financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the December 19, 2021 agreement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond is secured by a $2,475,000 letter of credit. The $2,475,000 and $7,001,000 letters of credit are secured by $9,476,000 of cash deposits under an agreement with a commercial bank. These cash deposits comprise the $9,476,000 of restricted cash shown within current assets as of September 30, 2022.

Under ASC 470-50, Debt Modifications and Extinguishments, the Company performed a comparison of NPV’s of the pre-settlement Cost Recovery obligation to the post-settlement schedule of Cost Recovery obligation to determine this was an extinguishment of debt. The Company recorded a gain on extinguishment of debt totaling $8,614,103. The old debt, including any discount, was written off and the new payment stream of the amended $17,000,000 table, including the new discount of $9,927,590, using the effective interest rate of 19.95%, was recorded to result in a net liability of $7,072,410, which is due long-term. During the three and nine months ended September 30, 2022, the Company recorded combined discount amortization expense of $347,614 and $631,701 on the discounted pre- and post-extinguishment liability, respectively, bringing the net liability to $7,420,024 as of September 30, 2022. As at September 30, 2022 interest of $192,923 ($306,501 at December 31, 2021) is included in interest payable on the condensed consolidated balance sheet.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

Water Treatment Charges – EPA

Separate to the cost recovery liabilities outlined above, the Company is responsible for the payment of ongoing water treatment charges. Water treatment charges incurred through December 31, 2021 are payable to the EPA, and charges thereafter are payable to the Idaho Department of Environmental Quality (“IDEQ”) given a handover of responsibilities for the Central Treatment Plant from the EPA to the IDEQ as of that date. The Company previously estimated a balance due to the EPA of $5,110,706 for ongoing water treatment through December 31, 2021. During the six months ended June 30, 2022, the Company received an invoice from the EPA for water treatment through October 2021. As a result, the Company reversed its previous accruals for this period and adjusted its estimated charges for November and December 2021. Through recent discussions with the EPA, the Company has confirmed that payments to the IDEQ for water treatment charges cannot be netted against invoices payable to the EPA. After taking this into account, the additional invoice received from the EPA, and a $1,000,000 payment made in April 2022, the Company has estimated water treatment payables to the EPA of $3,847,141 as of September 30, 2022 and $5,110,706 at December 31, 2021, which is reflected in current liabilities.

Water Treatment Charges – IDEQ

For water treatment charges beginning January 2022, the Company makes a monthly accrual of $80,000 to cover the IDEQ’s estimated costs of treating water at the water treatment facility. The Company also pays an agreed-upon monthly amount of $140,000, with a true-up to be recorded and credited to or paid by the Company once the actual annual costs are determined each year. At September 30, 2022, the Company has accrued $720,000 for water treatment costs to IDEQ and has prepaid $1,260,000, leaving a net prepaid of $540,000 ($nil at December 31, 2021) which is included in prepaid expenses on the unaudited condensed interim consolidated balance sheet.

7. Promissory Note Payable and Convertible Debentures

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note was scheduled to mature on March 15, 2022; however, the note holder agreed to accept $500,000 payment, which the Company paid, by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. Prior to the revised maturity of June 20, 2022, the note holder agreed to accept a further $500,000 payment by June 30, 2022, which the Company paid, and the remaining principal and interest was deferred to November 30, 2022. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. At September 30, 2022, the Company owes $1,500,000 in promissory notes payable, which is included in current liabilities on the condensed consolidated balance sheet. Interest expense for the three and nine months ended September 30, 2022 was $56,712 and $224,589, respectively. For the three and nine months ended September 30, 2021, interest expense was $8,219 and $8,219, respectively. At September 30, 2022 interest of $327,329 ($102,740 at December 31, 2021) is included in interest payable on the condensed consolidated balance sheet.

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

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD, and have therefore been accounted for as a modification as a result of the treatment the Company reported a gain of $607,261 in the statement of operations for the period ended September 30, 2022.

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the CD1, and have therefore been accounted for as a modification as a result of the treatment the Company reported a gain of $179,046 in the statement of operations for the period ended September 30, 2022

$15,000,000 Series 2 Convertible Debenture (CD2)

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

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note (1)(3)	01-28-22	07-07-23	7.50%	0.230	120%	8.70%	0.92%	16.18%
RCD note (stream not advanced scenario)	01-07-22	07-07-23	9.00%	0.242	130%	9.21%	0.65%	16.39%
RCD note (stream advanced) scenario	01-07-22	06-30-22	9.00%	0.242	130%	9.16%	0.23%	15.96%
CD1 note (1)(3)	03-31-22	07-07-23	7.50%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream not advanced scenario)	03-31-22	07-07-23	9.00%	0.235	120%	8.85%	1.80%	17.12%
RCD note (stream advanced) scenario	03-31-22	06-30-22	9.00%	0.235	120%	8.78%	0.52%	15.88%
CD2 note	06-17-22	03-31-25	10.50%	0.222	120%	9.45%	3.28%	20.95%
CD2 note	06-30-22	03-31-25	10.50%	0.225	120%	10.71%	2.95%	21.78%
CD1 note	06-30-22	03-31-25	7.50%	0.233	120%	10.71%	2.95%	19.89%
RCD note (stream not advanced scenario)	06-30-22	03-31-25	9.00%		120%	10.71%	2.95%	19.89%
RCD note (stream advanced) scenario	06-30-22	09-30-22	9.00%		120%	10.85%	1.72%	18.89%
CD1 note	09-30-22	03-31-25	7.50%	0.085	120%	13.31%	4.19%	23.35%
RCD note (stream not advanced)	09-30-22	03-31-25	9.00%	0.085	120%	13.31%	4.19%	23.35%
RCD note (stream advanced)	09-30-22	11-30-22	9.00%	0.085	120%	13.85%	3.04%	22.79%
CD2 note	09-30-22	03-31-25	10.50%	0.085	120%	13.31%	4.19%	25.21%

(1)	The CD’s carries a Discount for Lack of Marketability (“DLOM”) of 5.0%.
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.212
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The probabilities for the stream being advanced and the stream not being advanced is 59% and 41%, respectively.

The resulting fair values of the CD1, RCD, and CD2 at the issuance dates, June 30, 2022, and as of September 30, 2022 were as follows:

Instrument Description	Issuance date CD1 and RCD	Issuance date CD2	March 31, 2022	June 30, 2022	September 30, 2022
CD1	$6,320,807	$-	$6,303,567	$5,633,253	$4,892,435
RCD	7,679,193	-	7,886,743	7,078,596	7,359,776
CD2	-	15,000,000	-	14,176,578	12,710,097
Total	$14,000,000	$15,000,000	$14,190,310	$26,888,427	$24,962,308

The total gain on fair value of debentures recognized during the three and nine months ended September 30, 2022 was $1,301,069 and $3,041,056, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three and nine months ended September, 2022, the Company recognized $625,050 and $996,636, respectively, within other comprehensive income.

The Company performs quarterly testing of the covenants in the RCD, CD1 and CD2, and was in compliance with all such covenants as of September 30, 2022.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

The Stream

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied, including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of September 30, 2022, the Stream had not been advanced.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed that the minimum quantity of metal delivered under the Stream, if advanced, will increase by 10% relative to the amounts noted above.

8. Lease Liability

The Company had an operating lease for office space that expired in May 2022. Below is a summary of the Company’s lease liability as of September 30, 2022:

Office lease

Balance, December 31, 2020	$176,607
Addition	-
Interest expense	12,696
Lease payments	(129,191)
Foreign exchange loss	2,165
Balance, December 31, 2021	62,277
Addition	-
Interest expense	1,834
Lease payments	(64,828)
Foreign exchange loss	717
Balance, September 30, 2022	$-

9. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	An increase to 1,500,000,000 common shares, as approved in the July 29, 2022 annual meeting of shareholders, with a par value of $0.000001 per common share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

The Company also issued 417,720 February 2021 Units to settle $132,000 of accrued liabilities at a deemed price of $0.45 based on the fair value of the units issued. As a result, the Company recorded a loss on debt settlement of $56,146.

In April 2022, the Company closed a private placement of 37,849,325 Special Warrants and a non-brokered private placement of 1,471,664 units of the Company for aggregate gross proceeds of approximately $9,384,622 (C$11,796,297). Related parties, including management, directors, and consultants, participated in the Special Warrant private placement for a total of 4,809,160 shares (included in the total above).

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

On May 31, 2022, the Company announced that it had received a receipt from the Ontario Securities Commission for its final short-form Canadian prospectus qualifying the distribution of the common stock of the Company and common stock purchase warrants of the Company issuable upon exercise of the special warrants of the Company that were issued on April 1, 2022. The Company also announced that it received notice from the United States Securities and Exchange Commission that its Form S-1 has been declared effective as of May 27, 2022. As a result of obtaining the receipt for the Canadian prospectus and the declaration of effectiveness for the Form S-1, each unexercised Special Warrant was automatically exercised into one Common Share and one Warrant without further action on the part of the holders.

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

In May 2022, the Company issued 10,416,667 units to Teck Resources Limited in consideration towards the purchase of the Pend Oreille Processing Plant at C$0.245 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until May 13, 2025.

In June 2022, the Company issued 1,218,000 units to contractors for bonuses accrued during the three months ended March 31, 2022. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

In July 2022, the Company issued 1,975,482 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2022.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

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

The warrant liabilities as a result of the June 2019, August 2019, August 2020, February 2021, April 2022 special warrants, April 2022 non-brokered, May 2022 Teck purchase, and June 2022 contractor private placements were revalued as at September 30, 2022, issuance date in 2022, and December 31, 2021 using the Binomial model and the following assumptions:

April 2022 special warrants issuance	September 30, 2022	April 1, 2022
Expected life	914 days	1,096 days
Volatility	120%	120%
Risk free interest rate	3.72%	2.35%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.29
Fair value	$1,488,348	$5,947,232
Change in derivative liability	$(4,458,884)	$-

April 2022 non-brokered issuance	September 30, 2022	April 1, 2022
Expected life	914 days	1,096 days
Volatility	120%	120%
Risk free interest rate	3.72%	2.35%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.29
Fair value	$57,869	$186,190
Change in derivative liability	$(128,321)	$-

May 2022 Teck issuance	September 30, 2022	May 13, 2022
Expected life	956 days	1,096 days
Volatility	120%	120%
Risk free interest rate	3.72%	2.68%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.25
Fair value	$424,053	$1,273,032
Change in derivative liability	$(848,979)	$-

June 2022 issuance	September 30, 2022	June 30, 2022
Expected life	914 days	1,006 days
Volatility	120%	120%
Risk free interest rate	3.72%	3.14%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.20
Fair value	$47,895	$113,425
Change in derivative liability	$(65,530)	$-

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

February 2021 issuance	September 30, 2022	December 31, 2021
Expected life	1,228 days	1,501 days
Volatility	120%	100%
Risk free interest rate	3.72%	1.25%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.37
Fair value	$829,987	$3,483,745
Change in derivative liability	$(2,653,758)	$(329,358)

August 2020 issuance	September 30, 2022	December 31, 2021
Expected life	335 days	608 days
Volatility	120%	100%
Risk free interest rate	3.79%	0.95%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.37
Fair value	$484,745	$6,790,163
Change in derivative liability	$(6,305,419)	$(7,703,052)

June 2019 issuance (i)	September 30, 2022	December 31, 2021
Expected life	1,188 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.72%	1.02%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.37
Fair value	$460,207	$2,067,493
Change in derivative liability	$(1,607,286)	$(1,371,346)

(i)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	September 30, 2022	December 31, 2021
Expected life	1,188 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.72%	1.02%
Dividend yield	0%	0%
Share price (C$)	$0.115	$0.37
Fair value	$707,282	$3,177,485
Change in derivative liability	$(2,470,203)	$(2,744,785)

(ii)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2020	95,777,806	$0.54	$0.08
Issued	19,994,080	0.60	0.19
Expired	(2,913,308)	0.48	0.14
Balance, September 30, 2021	112,858,578	$0.55	$0.19

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, September 30, 2022	162,129,064	$0.49	$0.17

During the nine months ended September 30, 2022, 239,284 February 2020 broker warrants expired.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

At September 30, 2022, the following warrants were outstanding:

			Number of
	Exercise	Number of	warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
April 1, 2025	0.37	40,358,969	40,358,969
May 13, 2025	0.37	10,416,667	10,416,667
		162,129,064	162,129,064

Compensation options

At September 30, 2022, the following compensation options were outstanding:

		Weighted
	Number of	average
	compensation	exercise price
	options	(C$)

Issued - August 2020 Compensation Options	3,239,907	$0.35
Balance, December 31, 2020	3,239,907	0.35
Issued – February 2021 Compensation Options	351,000	0.35
Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options	1,879,892	0.30
Balance, September 30, 2022	5,470,799	$0.34

The grant date fair value of the August 2020 and February 2021, and April 2022 Compensation Options were estimated at $521,993, $68,078 and $264,435 respectively, using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
August 2020	0.31%	0%	100%	C$0.35	3 years
February 2021	0.26%	0%	100%	C$0.40	3 years
April 2022	2.34%	0%	100%	C$0.30	2 years

	Exercise	Number of	Fair value
Expiry date	price (C$)	broker options	($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
April 1, 2024 (iii)	$0.30	1,879,892	$264,435
		5,470,799	$854,506

(i)	Exercisable into one August 2020 Unit
(ii)	Exercisable into one February 2021 Unit
(iii)	Exercisable into one April 2022 Unit

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

Stock options

The following table summarizes the stock option activity during the nine months ended September 30, 2022:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2020	8,015,159	$0.62
Granted (i)	1,037,977	0.34
Balance, December 31, 2021	9,053,136	$0.58
Granted (ii)	300,000	0.15
Expired May 01, 2022	(47,500)
Balance, September 30, 2022	9,305,636	$0.52

(i)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $nil for the three and nine months ended September 30, 2022, compared to $43,941 and $160,750 for the three and nine months ended September 30, 2021, respectively, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(ii)	On August 24, 2022, 300,000 stock options were issued to an employee of the Company, of which 150,000 vested immediately and the remaining balance of outstanding options to vest equally over the next two anniversaries of the grant date. These options have a 5-year life and are exercisable at C$0.15 per common share. The grant fair value of the options was estimated at $28,930. The vesting of these options resulted in stock-based compensation of $14,465 for the three and nine months ended September 30, 2022, which is included in the operation and administration expense of the consolidated statements of income (loss) and comprehensive income (loss).

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	0.64%	0%	100%	C$0.34	5 years

(ii)	On August 24, 2022, 300,000 stock options were issued to an employee of the Company, of which 150,000 stock options vested immediately and the balance of 150,000 stock options will vest equally over two years on the anniversary date of issuance. These options have a 5-year life and are exercisable at C$0.15 per common share. The grant date fair value of the options was estimated at $28,930. The vesting of these options resulted in stock-based compensation of $14,465 for the period ended September 30, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(ii)	3.27%	0%	120%	C$0.15	5 years

The following table reflects the actual stock options issued and outstanding as of September 30, 2022:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.50	0.5	235,000	235,000	46,277
0.60	1.25	200,000	200,000	52,909
0.60	2.35	1,575,000	1,575,000	435,069
0.55	2.81	5,957,659	1,489,415	1,536,764
0.335	3.64	1,037,977	1,037,977	204,213
0.15	4.90	300,000	150,000	28,930
		9,305,636	4,687,392	$2,304,162

10. Income per Share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, and unvested restricted share units (“RSU”). Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Three Months ended September 30, 2022	Three Months ended September 30, 2021	Nine Months ended September 30, 2022	Nine Months ended September 30, 2021
Net income (loss) and comprehensive income (loss) for the period	4,315,403	3,960,630	13,860,884	9,843,495

Basic income (loss) per share Weighted average number of common shares - basic	219,466,235	164,179,999	198,364,188	160,690,371
Net income (loss) per share – basic	0.02	0.02	0.07	0.06
Net income (loss) and comprehensive income (loss) for the period	4,315,403	3,960,630	13,860,884	9,843,495
Dilutive effect of convertible debentures	(502,389)	-	(1,945,686)	-
Dilutive effect of warrants on net income	-	-	-	-
Diluted net income (loss) and comprehensive income (loss) for the period	3,813,014	3,960,630	11,915,198	9,843,495
Diluted income (loss) per share	219,466,234	164,179,999	198,364,188	160,690,371
Weighted average number of common shares - basic
Diluted effect:
Warrants, broker options, and stock options, convertible debentures, and RSUs	98,738,276	150,000	52,317,205	150,000
Weighted average number of common shares - fully diluted	318,204,510	164,329,999	250,681,393	160,840,371
Net income (loss) per share - fully diluted	0.01	0.02	0.05	0.06

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

11. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees, and consultants.

The following table summarizes the RSU activity during the nine months ended September 30, 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020	988,990	$0.39
Granted	1,348,434	0.38
Vested	(1,516,299)	0.41
Forfeited	(245,125)	0.52
Unvested as at December 31, 2021	576,000	$0.62
Granted	624,750	0.29
Vested	(774,750)	0.40
Unvested as at September 30, 2022	426,000	$0.60

(i) On April 14, 2020, the Company granted 400,000 RSUs to a certain officer of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $30,380 and $57,495 for the nine months ended September 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ii) On April 20, 2020, the Company granted 200,000 RSUs to a certain director of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $10,452 and $19,796 for the nine months ended September 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(iii) On November 16, 2020, the Company granted 168,000 RSUs to certain directors of the Company. The RSUs vest in one fourth increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $12,612 and $24,255 for the nine months ended September 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

(iv) On December 6, 2020, the Company granted 220,990 RSUs to a consultant of the Company. The RSUs vest in one sixth increments per month. The vesting of these RSUs resulted in stock-based compensation of $nil and $58,740 for the nine months ended September 30, 2022 and 2021, respectively, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(v) On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. 245,128 RSUs vested immediately with the remaining RSUs vesting in one twelfth increments per month. During the year ended 2021, a total of 490,258 RSUs vested, and in July 2021, the consultant forfeited the remaining 245,125 unvested RSUs, resulting in a reversal of share-based compensation of $64,870. The vesting of these RSUs resulted in stock-based compensation of $nil and $265,101 for the nine months ended September 30, 2022 and 2021, respectively.

(vi) On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil and $4,026 for the nine months ended September 30, 2022 and 2021, respectively.

(vii) On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $nil and $100,022 for the nine months ended September 30, 2022 and 2021, respectively.

(viii) On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the nine months ended September 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(ix) On April 29, 2022, the Company granted 76,750 RSUs to certain consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $16,800 for the nine months ended September 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(x) On June 30, 2022, the Company granted 15,000 RSUs to a consultant of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $2,328 for the nine months ended September 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

(xi) On September 29, 2022 the Company granted 33,000 RSUs to two consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $2,889 for the nine months ended September 30, 2022, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

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

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

The following table summarizes the DSU activity during the nine months ended September 30, 2022 and 2021:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020 and September 30, 2021 (i)	7,500,000	$1.03

Unvested as at December 31, 2021	5,625,000	$1.03
Granted (i)	210,000	0.20
Vested (ii)(iii)	(3,125,000)	1.03
Unvested as at September 30, 2022	2,710,000	$1.00

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. On July 1, 2022 the Company granted 210,000 DSU’s, these DSU’s vest after 12 months of the issuance date. During the nine months ended September 30, 2022, and 2021 the Company recognized $493,060 and $430,964, respectively, recovery of stock-based compensation related to the DSUs, which is included in operation and administration expenses on the condensed interim consolidated statements of income (loss) and comprehensive income (loss), as DSU’s were settled in cash during the 9 months ended September 30, 2022. Upon redemption of the 2,500,000 DSUs (see (iii)) the fair value of the remaining DSU liability at September 30, 2022 was $363,648.

(ii)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors.

(iii)	During the nine months ended September 30, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions. The DSU’s were therefore all accelerated to vest.

13. Commitments and Contingencies

As stipulated in the agreement with the EPA and as described in Note 6, the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ (as done formerly by the EPA) invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year.

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage (“AMD”) in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s is without merit and intends to vigorously defend itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2022

(Expressed in United States Dollars)

14. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Consulting fees and wages	$248,472	$276,049	$1,832,323	$846,604

At September 30, 2022 and September 30, 2021, $15,000 and $102,235, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

On July 1, 2022 the Company issued 210,000 DSU’s to a director of the Company.

15. Subsequent Events

In October 2022, the Company issued 8,252,940 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2022.

During October 2022, the Company reported that it has been successful in securing a new payment bond to secure a portion of its cost recovery obligations to the US Environmental Protection Agency (the “US EPA”), resulting in a $3,000,000 improvement in liquidity. As reported in the Company’s financial statements for the period ending September 30, 2022, the Company held restricted cash of $9,476,000 as of September 30, 2022 which included $7,001,000 as collateral for a letter of credit to the US EPA. This letter of credit has been reduced to $2,000,001 as a result of a new $5,000,000 payment bond obtained through an insurance company. The collateral for the new payment bond is comprised of a $2,000,000 letter of credit and land pledged by third parties, with whom the Company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The new payment bond is scheduled to increase to $7,001,000 (from $5,000,000) upon the advance of the multi-metals Stream from Sprott Private Resource Streaming & Royalty Corp. (see the Company’s news release of December 20, 2021 for further detail), which would result in a further $2,001,000 improvement in liquidity for the Company from the release of restricted cash.

In October 2022, the Company reported that it awarded a new water management consulting services contract to MineWater LLC (“MineWater”) for strategic environmental support at the Bunker Hill Mine through September 30, 2023. Pursuant to the contract, the Company agreed to pay MineWater $60,000 in cash and issue 1,599,150 Restricted Share Units, which were issued and vested immediately to common shares of the Company that are subject to customary resale restrictions in Canada and the United States.

In November 2022, the Company awarded 4,396,741 Restricted Share Units to certain executives in relation to an annual grant under its Long-Term Incentive Plan. The RSUs vest in one-third increments on March 31 of 2023, 2024, and 2025.

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

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic (“COVID-19”) in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible. As long as they are required, the operational practices implemented could have an adverse impact on our results. Although the pandemic has subsided significantly, the negative impact of COVID-19 remains uncertain, including on overall business and market conditions. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year.

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

EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement

Bunker Hill entered into a Settlement Agreement and Order on Consent with the EPA on May 15, 2018. This agreement limits the Company’s exposure to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liability for past environmental damage to the mine site and surrounding area to obligations that include:

●	Payment of $20,000,000 for historical water treatment cost recovery for amounts paid by the EPA from 1995 to 2017

●	Payment for water treatment services provided by the EPA at the Central Treatment Plant (“CTP”) in Kellogg, Idaho until such time that Bunker Hill either purchases or leases the CTP or builds a separate EPA-approved water treatment facility

●	Conducting a work program as described in the Ongoing Environmental Activities section of this study

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

During the quarter ended June 30, 2022, the Company was successful in obtaining the financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the December 20, 2021, agreement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond and letter of credit are secured by $2,475,000 and $7,001,000 of cash deposits, respectively.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp.

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”). The non-binding term sheet with SRSR outlined a project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

On June 17, 2022, the Company consummated a new $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from SRSR was further increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will the apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023, to March 31, 2025. The parties also agreed to a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full.

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023, to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that amendments to the terms should not be treated as an extinguishment of CD1, but as a debt modification.

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

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of September 30, 2022, the Stream had not been advanced.

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

Ball Mill upgrade

On August 30, 2022, the Company entered into an agreement to purchase a ball mill from D’Angelo International LLC for $675,000. The purchase of the mill is to be made in three cash payments:

$100,000 by September 15, 2022 as a non-refundable deposit (paid)

$100,000 by October 15, 2022 (paid)

$475,000 by December 15, 2022

At September 30, 2022, the Company paid $100,000 towards the purchase as a non-refundable deposit.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and nine months ended September 30, 2022 and September 30, 2021. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

During the nine months ended September 30, 2022 and 2021, respectively, the Company generated no revenue.

Expenses

During the three and nine months ended September 30, 2022, the Company reported total operating expenses of $3,824,948 and $13,291,484, respectively. Compared to the three and nine months ended September 30, 2021, the Company reported total operating expenses of $2,464,945 and $12,384,474, respectively.

The increase in total operating expenses is primarily due to an increase in mine preparation legal and consulting fees when compared to the three and nine-month periods ended September 30, 2021. The Company was engaged in an active exploration campaign during the three and nine-month periods ended September 30, 2021, whereas the Company’s primary focus during the three and nine-month periods ended September 30, 2022 was on advancing mine restart efforts, including underground development and process plant demobilization activities.

The significant increase in consulting fees reflects the engagement of numerous engineering, geological and other professional firms to assist the Company in consummating several complex debt and equity financings, the purchases of the mine and processing plant, the EPA financial assurance requirements, fair value measurements of complex instruments, and advancement of project activities. These fees were somewhat offset by a decrease in operational and administration expenses.

For financial accounting purposes, the Company reports all direct exploration expenses under the exploration expense line item of the condensed interim consolidated statements of income (loss) and comprehensive income (loss). Management determined that costs of the mine in the most recent quarter constituted mine preparation costs rather than exploration costs, since it was not focused on expanding the mineral resources but was invested to execute on the tasks and projects required to get the mine into shape for production activities. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the unaudited condensed interim consolidated statements of income and comprehensive income.

Liquidity and Capital Resources

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $59,626,902 and further losses are anticipated in the development of its business. Additionally, the Company owes a total of $7,420,024 net of discount to the EPA (see Note 6) that is classified as long-term debt. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt and closing on the multi-metals stream transaction. These unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Debt and Equity Financings, EPA obligations, and Mine Purchase

As described above, during the nine months ended September 30, 2022, the Company closed on three convertible debentures totaling $29,000,000 and equity financings (net of issuance costs) totaling $7,769,745 and used the proceeds to purchase the Bunker Hill Mine and the processing plant, as well as satisfy short-term obligations to the EPA including satisfaction of its financial assurance commitments, cost recovery and water treatment payments, advancement of mine restart activities and the funding of working capital requirements.

Current Assets and Total Assets

As of September 30, 2022, the Company’s balance sheet reflects that the Company had: i) total current assets of $11,787,942, compared to total current assets of $3,622,548 at December 31, 2021 – an increase of $8,165,394; and ii) total assets of $33,586,588, compared to total assets of $4,071,796 at December 31, 2021 – an increase of $29,514,792. The increase in current assets was primarily due to an increase in restricted cash as a result of the proceeds from the convertible debentures and equity financings, and from increases in prepaid expenses and deposits. Total assets increased principally due to the increase in cash from financings and the purchase of the Bunker Hill Mine, the process plant and inventory.

Current Liabilities and Total Liabilities

As of September 30, 2022, the Company’s balance sheet reflects that the Company had total current liabilities of $11,439,038 and total liabilities of $48,321,757, compared to total current liabilities of $22,795,277 and total liabilities of $38,314,164 at December 31, 2021. The decrease in the current liabilities is primarily reflective of financing and assurance activities that moved the EPA cost recovery liability from current to long term liabilities. Total liabilities increased as a result of the closing of the three convertible debentures and movement of the EPA cost recovery liability from current to long term, offset by the decrease in the long-term derivative warrant liability, promissory note.

Working Capital and Shareholders’ Deficit

On September 30, 2022, the Company had working capital of $384,904 and a shareholders’ deficiency of $14,735,169 compared to negative working capital of $19,172,729 and a shareholders’ deficiency of $34,242,368 for the year ended December 31, 2021. Working capital increased during the nine months ended September 30, 2022 primarily due to funding from debt and equity financings, and the reclassification of cost recovery liabilities from current to long-term. Shareholders’ equity increased due to net income of $3,690,353 and $12,864,248 for the three and nine-month periods ended September 30, 2022, driven by decreases in the fair value of the derivative warrant liability.

Cash Flow

During the nine months ended September 30, 2022, the Company had a net cash decrease of $382,230, which represents cash provided from convertible debentures and equity financings, with proceeds used to satisfy short-term obligations with the EPA, purchase of the Bunker Hill Mine and a processing plant, partial repayment of the outstanding promissory note, advancement of mine restart activities, and funding of working capital requirements.

During the nine months ended September 30, 2022, cash of $26,531,674 was used in operating activities, primarily due to the usage of $9,476,000 to secure the Company’s financial assurance obligations with the EPA, $3,000,000 of payments against EPA cost recovery and water treatment payables, funding of mine restart activities, and other working capital requirements. This compares with cash used in operating activities of $9,372,253 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, cash of $9,555,473 was used in investing activities for the purchase of the Bunker Hill Mine, a process plant, equipment, and real estate, compared with $94,693 used for investing activities in the nine months ended September 30, 2021

During the nine months ended September 30, 2022, cash of $35,704,917 was provided by financing activities by the three convertible debentures and the equity financings, offset by cash used for lease payments and repayment of a promissory note, compared with cash of $8,411,534 provided by financing activities in the nine months ended September 30, 2021

Subsequent Events

During October 2022, the Company issued 8,252,940 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2022.

During October 2022, the Company reported that it has been successful in securing a new payment bond to secure a portion of its cost recovery obligations to the US Environmental Protection Agency (the “US EPA”), resulting in a $3,000,000 improvement in liquidity. As reported in the Company’s financial statements for the period ending September 30, 2022, the Company held restricted cash of $9,476,000 as of September 30, 2022 which included $7,001,000 as collateral for a letter of credit to the US EPA. This letter of credit has been reduced to $2,000,001 as a result of a new $5,000,000 payment bond obtained through an insurance company. The collateral for the new payment bond is comprised of a $2,000,000 letter of credit and land pledged by third parties, with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election).

The new payment bond is scheduled to increase to $7,001,000 (from $5,000,000) upon the advance of the multi-metals Stream from Sprott Private Resource Streaming & Royalty Corp. (see the Company’s news release of December 20, 2021 for further detail), which would result in a further $2,001,000 improvement in liquidity for the Company from the release of restricted cash.

In October 2022, the Company reported that it awarded a new water management consulting services contract to MineWater LLC (“MineWater”) for strategic environmental support at the Bunker Hill Mine through September 30, 2023. Pursuant to the contract, the Company agreed to pay MineWater $60,000 in cash and issue 1,599,150 Restricted Share Units, which were issued and vested immediately to common shares of the Company that are subject to customary resale restrictions in Canada and the United States.

In November 2022, the Company awarded 4,396,741 Restricted Share Units to certain executives in relation to an annual grant under its Long-Term Incentive Plan. The RSUs vest in one-third increments on March 31 of 2023, 2024, and 2025.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the identification of significant deficiencies. Based on the context in which the individual deficiencies occurred, management has concluded that these are significant deficiencies. The Company’s CEO and CFO are in the process of making significant improvements to the disclosure controls and procedures in order to provide reasonable assurance of the effectiveness of the controls and procedures.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and intends to vigorously defend itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

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

The following table provides information for the three months ended September 30, 2022.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	0	0	0	0	0	0	0	No	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2022

BUNKER HILL MINING CORP.

By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2022

BUNKER HILL MINING CORP.

By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary