Form 10-K
period 2022-12-31
Bunker Hill Mining Corp.
filed 2023-04-17
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of December 31, 2022, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $28,804,983.

Number of shares of Common Stock outstanding as of April 17, 2023: 256,099,173.

Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources

Bunker Hill Mining Corp. (“Bunker Hill,” “we,” “us,” “our” or the “Company”) is a U.S. domestic issuer for U.S. Securities and Exchange Commission (“SEC”) purposes, it is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and its shares of common stock trade on the Canadian Securities Exchange (the “CSE”) and the OTCQB Venture Market. However, certain prior regulatory filings made in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

Canadian standards, including NI 43-101, may differ from the requirements of subpart 1300 of Regulation S-K (“S-K 1300”). Thus, resource information contained, or incorporated by reference, in the Company’s Canadian filings, and in the documents incorporated by reference therein, may not be comparable to similar information disclosed by companies reporting mineral reserve and mineral resource information under S-K 1300.

The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and CIM standards. Pursuant to S-K 1300, the SEC now recognizes estimates of “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources.” In addition, the SEC has amended its definitions of “proven mineral reserves” and “probably mineral reserves” to be substantially similar to the corresponding standards of the CIM.

Investors are cautioned that while terms are substantially similar to CIM standards, there are differences in the definitions and standards under S-K 1300 and the CIM standards. Accordingly, there is no assurance any mineral reserves or mineral resources that the Company may report as “proven reserves,” “probable reserves,” “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources” under NI 43-101 will be the same as the reserve or resource estimates prepared under the standards adopted under S-K 1300.

Investors are also cautioned that while the SEC now recognizes “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources,” investors should not assume that any part or all of mineral deposits in these categories will ever be converted into mineral reserves.

Mineralization described using these terms has a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “measured mineral resource,” “indicated mineral resource” or “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

PART I

ITEM 1. BUSINESS

Our Business

Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, published multiple economic studies and Mineral Resource Estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott Private Resource Streaming & Royalty Corp. (“Sprott”), an amended Settlement Agreement with the U.S. Environmental Protection Agency (“the EPA”), and the purchase of the Bunker Hill Mine, setting the stage for a rapid restart of the Mine.

In January 2022, with the closing of the purchase of the Bunker Hill Mine, the funding of the $8,000,000 Royalty Convertible Debenture and $6,000,000 Series Convertible Debenture, and the announcement of an Memorandum (“MOU”)for the purchase of the Pend Oreille process plant from a subsidiary of Teck Resources Limited, the Company embarked on a program of activities with the goal of achieving a restart of the Mine. Key milestones and achievements from January 2022 onwards have included the closing of the purchase of the Pend Oreille process plant, the demobilization of the process plant to the Bunker Hill site, the completion of demolition activities at the Pend Oreille site, a Prefeasibility Study envisaging the restart of the Mine, and the completion of the primary portion of the ramp decline connecting the 5 and 6 Levels of the Bunker Hill Mine.

The Company was incorporated for the initial purpose of engaging in mineral exploration activities at the Mine. The Company has moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) conducting the program of activities outlined above.

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

Under the terms of the November 20, 2020 amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in shares of common stock of the Company (“Common Shares”). The Company agreed to make an advance payment of $2,000,000, credited toward the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

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

In December 2021, in conjunction with its intention to purchase the mine complex, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, US Department of Justice and the EPA modifying the payment schedule and payment terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the mine in early 2022, the remaining payments of the EPA cost recovery liability were assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was made.

The remaining $17,000,000 will be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The resumption of payments in 2024 was agreed in order to allow the Company to generate sufficient revenue from mining activities at the Bunker Hill Mine to address remaining payment obligations from free cash flow.

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

In June 2022, the Company was successful in obtaining financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the December 20, 2021, agreement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond and letter of credit were secured by $2,475,000 and $7,001,000 of cash deposits, respectively as of September 30, 2022.

In October 2022, the Company reported that it had been successful in securing a new payment bond to replace the aforementioned $7,001,000 letter of credit, in two stages. Initially, the letter of credit was reduced to $2,000,001 as a result of a new $5,000,000 payment bond obtained through an insurance company. The collateral for the new payment bond is comprised of a $2,000,000 letter of credit and land pledged by third parties, with whom the Company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The new payment bond is scheduled to increase to $7,001,000 (from $5,000,000) upon the advance of the multi-metals stream from Sprott Private Resource Streaming & Royalty Corp.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp.

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“Royalty”). The non-binding term sheet with SRSR outlined a project financing package that the Company expects to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

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

On December 6, 2022, the Company closed a new $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan, which was primarily utilized to pay outstanding water treatment payables to the EPA, is secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Bridge Loan bears interest at a rate of 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced.

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream will apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (including amendments agreed concurrent with closing of the CD2 and Bridge Loan, as described above). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding.

As of December 31, 2022, the Stream had not been advanced. The Company is finalizing discussions with Sprott regarding the advance of the Stream, which is conditional on satisfactory conclusion of the definitive documentation relating to the Stream, full project funding for the Bunker Hill Mine and certain other conditions precedent.

Concurrent with discussions with Sprott regarding the advance of the Stream, the Company is advancing efforts to secure offtake financing of up $20 million from third parties to complement the Stream in financing the restart of the Bunker Hill Mine.

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

On August 30, 2022, the Company entered into an agreement to purchase a ball mill from D’Angelo International LLC for $675,000. The purchase of the mill is to be made in three cash payments. The first two payments were made as follows:

●	$100,000 on September 15, 2022, as a non-refundable deposit
●	$100,000 on October 13, 2022, as a refundable deposit

The Company has not made the final payment of $475,000 as of the issuance of this report.

Business Operations

The Mine is a zinc-lead-silver Mine. When back in production, the Company intends to mill mineral resources on-site to produce both zinc and lead-silver concentrates which will then be shipped to a third-party smelter for processing.

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

For further detail, please refer to the “Project Infrastructure” section in Item 2 below.

Government Regulation and Approval

Exploration and development activities, and any future mining operations, are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on the Company’s financial condition or results of operations.

It may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

●	Reclamation and Closure Plan
●	Water Discharge Permit
●	Air Quality Operating Permit
●	Industrial Artificial (tailings) pond permit
●	Obtaining Water Rights for Operations

If these permits are required, there can be no assurance that the Company will be able to obtain them in a timely manner or at all. For further detail, please refer to the “Environmental Studies and Permitting” section of the “Technical Report Summary” in Item 2 below.

Property Description

The Company has mineral rights to approximately 440 patented mining claims covering over 5700 acres. Of these claims, 35 include surface ownership of approximately 259 acres. It also has certain parcels of fee property which include mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

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

For further detail, please refer to the “Property Description and Ownership” section of the “Technical Report Summary” in Item 2 below.

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

Employees

The Company has ten employees. The balance of the Company’s operations is contracted for as consultants.

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

The audit opinion and notes that accompany the Company’s Financial Statements disclose a going concern qualification to its ability to continue in business. The accompanying Financial Statements have been prepared under the assumption that the Company will continue as a going concern. The Company is an exploration and development stage company and has incurred losses since its inception. The Company has incurred losses resulting in an accumulated deficit of $71,592,559 as of December 31, 2022 and further losses are anticipated in the development of its business.

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

The Company will require significant additional capital to fund its short-term obligations, continue its operations and remain in compliance with its debt agreements.

Neither the Company nor any of the directors of the Company nor any other party can provide any guarantee or assurance that the Company will be able to raise sufficient capital to satisfy the Company’s short-term obligations. The Company does not have sufficient funds to satisfy its short-term financial obligations, even after consideration of its recently completed equity financing. As at December 31, 2022, the Company had $708,105 in cash and total current liabilities of $10,155,582 and total liabilities of $59,106,835. The Company will likely require additional capital by the end of the second quarter of 2023 in order to continue its operations. Further, if the Company does not raise sufficient additional capital, the Company will be in breach of its debt agreements, including under the RCD, CD1, CD2 and Bridge Loan.

The Company may not be able to secure the Stream or alternative funding from Sprott or another capital provider.

Neither the Company nor any of the directors of the Company nor any other party can provide any guarantee or assurance that the Stream, the final contemplated tranche of the full $66,000,000 project financing package, will be finalized or close, or any other funding from Sprott. The Stream remains subject to Sprott internal approvals, full project funding, further technical and other due diligence and satisfactory documentation. If the Stream, or a portion thereof, does not close there is no guarantee that alternative capital can be raised on terms favorable to the Company, or at all.

Any additional equity funding, for which there can be no guarantee or assurance with regard to any amount or terms thereof, will dilute existing shareholders.

A concentrate offtake agreement with Teck Resources may not be reached, which could result in less favorable commercial terms for the sale of concentrates envisaged to be produced by the Bunker Hill Mine and could also impact the Company’s ability to secure offtake financing. Regardless of actions taken by Teck, there can be no assurance that the Company will be able to secure or close offtake financing, which could have an adverse effect on the Company’s financial position and negative impact the Company’s ability to secure additional funding from Sprott or an alternative capital provider.

The Company may not be able to execute a concentrate offtake agreement for the sale of concentrates to Teck Resources at its Trail smelter, as contemplated with Teck’s option to acquire 100% of zinc and lead concentrate produced in the first five years at the Bunker Hill Mine. If such an agreement cannot be reached, the Company may not be able to sell its zinc and lead concentrate to Teck, which could result in difficulties securing alternative commercial arrangements for the sale of concentrate, less favorable commercial terms in the event that alternative commercial arrangements can be secured, and/or higher transportation and other costs. In addition, the Company may not be able to secure or close offtake financing, regardless of whether an agreement is reached with Teck; the terms of any offtake financing might not be favorable to the Company; and/or the Company may incur substantial fees and costs related to such financing. The Company’s inability to secure or close offtake financing, or arrange a suitable alternative, may have an adverse effect on the Company’s operations and financial position, including its ability to secure the Stream from Sprott.

The Bunker Hill Mine restart is now expected to take place in 2024, with first concentrate production targeted for mid-2024. Changes to this timeline, or other factors impacting the restart project budget, could increase the Company’s required capital needs through the completion of the project, which would adversely affect the Company’s ability to secure additional funding, thereby adversely affecting its financial condition.

On February 28, 2023, the Company announced that primarily due to the inability to procure certain long-lead items that were planned to be ordered by February 2023, and longer estimated delivery times thereof, the Company now expects the Bunker Hill Mine restart to be achieved in 2024. On March 10, 2023, the Company announced that it has maintained the integrity of its total pre-production budget, under the assumption of first concentrate production in the second quarter of 2024.

In the event that the Company is unable to secure sufficient funding to materially advance the restart of the Mine in the second quarter of 2023, from Sprott or an alternative capital provider, it is likely that the restart timeline will be further delayed with a potentially materially adverse effect on the pre-production budget.

Notwithstanding financing-related risks, the Company’s pre-production budget estimates are subject to change based on factors beyond its control, including but not limited to cost inflation and supply chain dynamics. An increase in the Company’s pre-production budget estimates could have a materially adverse impact on its ability to secure project financing. This could have a material adverse effect on its financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of the Company’s Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company’s ability to raise capital through future sales of Common Shares. The Company has not yet commenced commercial production at any of its properties and, therefore, has not generated positive cash flows to date and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet the Company’s requirements, or if available, available upon terms acceptable to the Company. There is no assurance that the Company will be able to continue to raise equity capital or to secure additional debt financing, or that the Company will not continue to incur losses.

Payment bonds securing $17,000,000 due by the Company to the EPA for cost recovery may not be renewable or may only be renewable on terms that are unfavorable to the Company, which would adversely affect its financial condition or cause a default under the revised settlement agreement with the EPA and Sprott.

In 2022, the Company secured financial assurance in the form of payment bonds in accordance with the revised settlement agreement with the EPA, in relation to $17,000,000 of payments due to the EPA for cost recovery between 2024-2029. These bonds are renewed annually, and currently require $6,476,000 of collateral in the form of letters of credit. To the extent that the parties providing the payment bonds demand additional collateral beyond the current requirements, or other unfavorable terms or conditions, the Company may not be able to renew the payment bonds on favorable conditions, or at all. This could have a materially adverse impact on the Company, including a potential default under the revised settlement agreement with the EPA.

The Company has a limited operating history on which to base an evaluation of its business and prospects.

Since its inception, the Company has had no revenue from operations. The Company has no history of producing products from the Bunker Hill property. The Mine is a historic, past producing mine with very little recent exploration work. Advancing the Mine through the development stage will require significant capital and time, and successful commercial production from the Mine will be subject to completing the requisite studies, permitting and re-commissioning of the Mine, constructing a processing plant, and other related works and infrastructure. As a result, the Company is subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

●	completion of studies to verify reserves and commercial viability, including the ability to find sufficient ore reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with stringent environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
●	potential shortages of mineral processing, construction, and other facilities related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of its properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, the Company’s management and workforce will need to be expanded, and sufficient housing and other support systems for its workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, the Company’s activities may not result in profitable mining operations, and it may not succeed in establishing mining operations or profitably producing metals at any of its current or future properties, including the Mine.

The Company has a history of losses and expects to continue to incur losses in the future.

The Company has incurred losses since inception, has had negative cash flow from operating activities, and expects to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$16,487,161 for the year ended December 31, 2022; and
●	$18,752,504 for the year ended December 31, 2021

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

The Company’s operations could be significantly adversely affected by the effects of a widespread outbreak of epidemics, pandemics or other health crises, including the recent outbreak of respiratory illness caused by the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 12, 2020. The Company cannot accurately predict the impact COVID-19 or some future variant would have on its operations and the ability of others to meet their obligations with the Company, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and the length of travel and quarantine restrictions imposed by governments of affected countries. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations.

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

Risks Related to Mining and Exploration

The Company is in the development stage.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, and production dates. If the Company determines that capitalized costs associated with any of its mineral interests are not likely to be recovered, the Company would incur a write-down of its investment in these interests. All these factors may result in losses in relation to amounts spent that are not recoverable, or that result in additional expenses.

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

The Company’s development and production plans, and cost estimates, in the Technical Report Summary may vary and/or not be achieved.

There is no certainty that the Technical Report Summary will be realized. The decision to implement the Mine restart scenario to be included in the Technical Report Summary will not be based on a feasibility study of mineral reserves demonstrating economic and technical viability, and therefore there is increased risk that the Technical Report Summary results will not be realized. If the Company is unable to achieve the results in the Technical Report Summary, it may have a material negative impact on the Company and its capital investment to implement the restart scenario may be lost.

Costs charged to the Company by the Idaho Department of Environmental Quality (“IDEQ”) for treatment of wastewater fluctuate a great deal and are not within the Company’s control.

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

Hydraulic loads (quantities of water per unit of time) and metal loads (quantities of metals per unit of volume of effluent per unit of time) are the two main determinants of cost of water treatment by the EPA in the relationship with the Bunker Hill Mine because greater metal loads consume more lime and more flocculent and more electricity to remove the increased levels of metals and make the water clean. The scale of the treatment plant is determined by how much total water can be processed (hydraulic load) at any one point in time. This determines how much labor is required to operate the plant and generally determines the amount of overhead required to run the EPA business.

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

Estimates of mineral reserves and resources are subject to evaluation uncertainties that could result in project failure.

Its exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of any mineral resource/reserve on the Mine would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and intelligently designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about the Mine. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, the Company could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As the Company has not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

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

The Company’s current and future operations, including exploration and, development of the Mine, do and will require permits from governmental authorities and will be governed by laws and regulations, including:

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

Specifically, it may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

●	Reclamation and Closure Plan
●	Water Discharge Permit
●	Air Quality Operating Permit
●	Industrial Artificial (tailings) pond permit
●	Obtaining Water Rights for Operations

If these permits are required, there can be no assurance that the Company will be able to obtain them in a timely manner or at all.

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

The Company’s activities are subject to extensive laws and regulations governing environmental protection. The Company is also subject to various reclamation-related conditions. Although the Company closely follows and believes it is operating in compliance with all applicable environmental regulations, there can be no assurance that all future requirements will be obtainable on reasonable terms. Failure to comply may result in enforcement actions causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures. Intense lobbying over environmental concerns by non-governmental organizations has caused some governments to cancel or restrict development of mining projects. Current publicized concern over climate change may lead to carbon taxes, requirements for carbon offset purchases or new regulation. The costs or likelihood of such potential issues to the Company cannot be estimated at this time.

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

Environmental hazards unknown to the Company, which have been caused by previous or existing owners or operators of the Mine, may exist on the properties in which the Company holds an interest. Many of the properties in which the Company has ownership rights are located within the Coeur d’Alene Mining District, which is currently the site of a Federal Superfund cleanup project. It is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.

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

Although variable depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long-term effects of land disturbance.

Reclamation may include requirements to:

●	control dispersion of potentially deleterious effluents;
●	treat ground and surface water to drinking water standards; and
●	reasonably re-establish pre-disturbance landforms and vegetation.

To date, the Company has not been subject to reclamation or bonding obligations in connection with its past or potential future development activities. If these obligations were to occur in the future, or if the Company is required to carry out reclamation work, the Company must allocate financial resources that might otherwise be spent on further exploration and development programs.

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

The success of the Company is currently largely dependent on the performance of its directors and officers. The loss of the services of any of these people could have a materially adverse effect on the Company’s business and prospects. There is no assurance the Company can maintain the services of its directors, officers or other qualified personnel required to operate its business. As the Company’s business activity grows, the Company will require additional key financial, administrative and mining personnel as well as additional operations staff. There can be no assurance that these efforts will be successful in attracting, training and retaining qualified personnel as competition for people with these skill sets increase. If the Company is not successful in attracting, training and retaining qualified personnel, the efficiency of its operations could be impaired, which could have an adverse impact on the Company’s operations and financial condition. In addition, the COVID-19 pandemic may cause the Company to have inadequate access to an available skilled workforce and qualified personnel, which could have an adverse impact on the Company’s financial performance and financial condition.

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

Mineral exploration and development are dependent on adequate infrastructure.

Exploration, development and processing activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important elements of infrastructure, which affect access, capital and operating costs. The lack of availability of acceptable terms or the delay in the availability of any one or more of these items could prevent or delay exploration or development of the Company’s mineral properties. If adequate infrastructure is not available in a timely manner, there can be no assurance that the exploration or development of the Company’s mineral properties will be commenced or completed on a timely basis, if at all. Furthermore, unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of necessary infrastructure could adversely affect its operations.

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

The Company is a reporting issuer and reporting requirements under applicable securities laws may increase legal and financial compliance costs

The Company is subject to reporting requirements under applicable securities law, the listing requirements of the CSE, the OTCQB, the SEC and other applicable securities rules and regulations. Compliance with these requirements can increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on existing systems and resources. Among other things, the Company is required to file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm the Company’s business and results of operations. The Company may need to hire additional employees to comply with these requirements in the future, which would increase its costs and expenses.

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

The Company’s Common Shares are currently deemed a “penny stock”, which may make it more difficult for investors to sell their Common Shares.

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

In order to further expand the Company’s operations and meet its objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale of and issuance of additional Common Shares, including, but not limited to, raising funds to explore the Mine. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of its exploration programs, the Company likely will also need to issue additional Common Shares to finance future acquisitions, growth, and/or additional exploration programs of any or all of its projects or to acquire additional properties. The Company will also in the future grant some or all of its directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause the Company’s existing shareholders to experience dilution of their ownership interests.

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

The Company is subject to the continued listing or trading criteria of the CSE and the OTCQB, and its failure to satisfy these criteria may result in delisting or removal of trading of its Common Shares from the CSE and the OTCQB.

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

If the CSE, the OTCQB or any other exchange or quotation service were to delist or remove the trading of the Common Shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the Common Shares, reduced liquidity, decreased analyst coverage, and/or an inability for the Company to obtain additional financing to fund its operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

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

When the Mine first closed in 1981, it was estimated to still contain significant resources (Bunker Limited Partnership, 1985). The Mine and Smelter Complex were closed in 1981 when Gulf Resources was not able to continue to comply with new regulatory structures brought on by the passage of environmental statutes and as then enforced by the EPA. The Bunker Hill Lead Smelter, Electrolytic Zinc Plant and historic milling facilities were demolished about 25 years ago, and the area became part of the “National Priority List” for cleanup under EPA regulations, thereby pausing development of the Mine for over 30 years. The cleanup of the old smelter, zinc plant, and associated sites has been completed and management believes the Mine is well positioned for development and an eventual return to production.

A more detailed description of the Mine can be found in the “Technical Report Summary” section of this report, including the current Mineral Resource Estimate, Mineral Reserves, an economic summary, property description and ownership, geology and mineralization, environmental studies and permitting, metallurgical testing, mining method, recovery methods, and current exploration and development.

Restart Project Activities

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, published multiple economic studies and Mineral Resource Estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott Private Resource Streaming & Royalty Corp., an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine, setting the stage for a rapid restart of the Mine.

In January 2022, with the closing of the purchase of the Bunker Hill Mine, the funding of the $8,000,000 Royalty Convertible Debenture and $6,000,000 Series Convertible Debenture, and the announcement of an MOU for the purchase of the Pend Oreille process plant from a subsidiary of Teck Resources Limited, the Company embarked on a program of activities with the goal of achieving a restart of the Mine. Key milestones and achievements from January 2022 onwards have included the closing of the purchase of the Pend Oreille process plant, the demobilization of the process plant to the Bunker Hill site, the completion of demolition activities at the Pend Oreille site, a Prefeasibility Study envisaging the restart of the Mine, and the completion of the primary portion of the ramp decline connecting the 5 and 6 Levels of the Bunker Hill Mine.

Technical Report Summary

The following summary is extracted from the S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur D’ Alene Mining District Shoshone County, Idaho, USA with a Report Date of April 14, 2023 and an Effective Date of August 29, 2022 (the “TRS”). The following information does not purport to be a complete summary of the Technical Report Summary, is subject to all the assumptions, qualifications and procedures set out in the Technical Report and is qualified in its entirety with reference to the full text of the Technical Report Summary. Each of the Qualified Persons of the Technical Report Summary is an independent qualified person under the definitions of §229.1300 (Item 1300 of Regulation S-K) (each a “Qualified Person”, and together the “Qualified Persons”) and have approved the summary of the Technical Report Summary below.

Summary

The Technical Report Summary describes the mining and processing operations at the Company’s 100% owned Bunker Hill Mine located near the town of Kellogg, Idaho.

The Technical Report Summary considers a processing approach at Bunker where Pb, Ag and Zn mineralization is mined underground. Mineralized material will be conventionally milled and then concentrated by flotation of lead and silver (Pb/Ag) followed by flotation of zinc (Zn). Metal rich concentrates will then be sold to smelters in North America or overseas. Mill tailings will be deposited underground in the historic mining voids located throughout the Project.

Economic and Life of Mine highlights of the Technical Report Summary are listed in Table 1-3 and Table 1-4. Table 1-1 lists the Mineral Resource Estimate for the Bunker Hill Mine and Table 1-2 lists the Mineral Reserves for the Bunker Hill Mine. Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the Mineral Resources will be converted into Mineral Reserves.

Mineral Resource Estimate

Geostatistics and estimates of mineralization were prepared by Resource Development Associates Inc. Industry accepted grade estimation techniques were used to develop global mineralization block models for the Newgard, Quill and UTZ zones. The Mineral Resource Estimate considers underground mining and mill processing as a basis for reasonable prospects of eventual economic extraction. The total Mineral Resource estimate for the Bunker Hill Mine is listed in Table 1-1 at a cutoff grade of NSR 70 $/ton. Mineral Resources are classified according to §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).

Table 1-1 Bunker Hill Mine Mineral Resource Estimate (Exclusive of Mineral Reserves), August 29, 2022 – Resource Development Asociates Inc.

(1) The Mineral Resource Estimate was prepared by Resource Development Associates Inc.

(2) Measured, Indicated and Inferred classifications are classified according to §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).

(3) Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in US$/t, i.e.: NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs). For the Mineral Resource Estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

(5) Mineral Resources are estimated using a zinc price of $1.20 per pound, silver price of $20.00 per ounce, and lead price of $1.00 per pound.

(6) Historic mining voids, stopes and development drifting have been depleted from the Mineral Resource Estimate

(7) Totals may not add up due to rounding

(8) Mineral Resources are reported exclusive of Mineral Reserves. The reserves disclosed in the report represent measured mineral resources and indicated resources that were evaluated with modifying factors related to underground mining.

Mineral Reserves

Mineral Reserves have been estimated for the Quill, Newgard and UTZ sections of the Project. Measured and Indicated (M & I) Mineral Resources were converted to Probable Mineral Reserves for the mine. Measured Mineral Resources were converted to Probable Mineral Reserves because of uncertainties associated with modifying factors that were taken into account in the conversion from Mineral Resources to Mineral Reserves.

Measured and Indicated Resources were converted to Probable Mineral Reserves by evaluating operating cost, projected metal revenues and estimated stope shapes and geometries. The general widths, plunge and shape of the Quill and Newgard mineralization lends itself well to transverse (perpendicular to strike) long hole open stoping (LHOS) with fill utilizing rubber tire equipment. The UTZ deposit is more amenable to cut-and-fill (CF) methods due to its shape and geometry. Extraction of the planned mine shapes is assumed to be 100% of the NSR $80/ton plan. Breakeven NSR is $70/ton for LHOS and $75/ton for cut-and-fill stopes.

Mineral Reserves were classified in accordance with §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K). The mineral reserve statement is presented in Table 1-2. Mineral Reserves are estimated at an NSR value cutoff of $80/short ton at the reference point of saleable mill concentrates with an effective date of August 29, 2022.

Table 1-2 Bunker Hill Mineral Reserve Estimate, August 29, 2022 – Minetech, USA, LLC

(1) Plan Dilution is zero grade waste included in the designed stope shapes and probable tonnages

(2) Unplanned dilution is 5% external dilution added at zero grade

(3) Mineral Reserves stated are inclusive of all above mentioned dilutions and are factored for ore loss due to mining activities

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in US$/t, i.e.: NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs). For the Mineral Reserve Estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

(5) Mineral Reserves are estimated using a zinc price of $1.20 per pound, silver price of $20.00 per ounce, and lead price of $1.00 per pound.

(6) Historic mining voids, stopes and development drifting have been depleted from the Mineral Reserve Estimate

(7) Totals may not add up due to rounding

Economic Summary

The summary of the current projected financial performance of the Bunker Hill Mine is listed in Table 1-3. Sensitivities are summarized in Table 1-4.

Table 1-3 Bunker Hill Project Economic Summary

Year	Initial Capex	1	2	3	4	5	TOTAL	ANNUAL AVERAGE

Metal Prices
Zinc ($/lb)	1.5	1.4	1.3	1.25	1.25	1.25	1.29	1.29
Lead ($/lb)	0.95	0.95	0.95	0.95	0.95	0.95	0.95	0.95
Silver ($/oz)	22	22	22	21.5	21.5	21.5	21.7	21.7
Mine plan
Ore mined (kt)	77	652	655	655	655	665	3,360	657
Zinc grade (%)	5.90%	5.60%	4.70%	5.70%	5.70%	5.90%	5.50%	5.50%
Lead grade (%)	2.10%	2.40%	2.70%	2.90%	2.40%	1.90%	2.50%	2.50%
Silver grade (oz/t)	0.5	0.7	1.3	1.4	1.2	0.8	1.1	1.1
Zinc eq grade (%)	7.70%	8.00%	8.10%	9.40%	8.80%	8.20%	8.50%	8.50%
Production
Zinc concentrate (t)	6,671	53,504	44,852	54,997	55,061	57,909	272,995	53,265
Lead concentrate (t)	2,091	20,945	23,577	25,078	20,955	16,605	109,251	21,432
Zn grade - Zn conc (%)	58.00%	58.00%	58.00%	58.00%	58.00%	58.00%	58.00%	58.00%
Pb grade - Pb conc (%)	67.00%	67.00%	67.00%	67.00%	67.00%	67.00%	67.00%	67.00%
Ag grade - Pb conc (oz/t)	14.4	18.6	31.5	30.1	31	27.4	27.6	27.7
Zn prod. - Zn conc (klbs)	7,738	62,065	52,029	63,796	63,871	67,174	316,674	61,787
Pb prod. - Pb conc (klbs)	2,802	28,067	31,593	33,605	28,080	22,251	146,397	28,719
Ag prod. - Pb conc (koz)	30	390	742	754	649	455	3,020	598
Zinc eq produced (klbs)	9,954	87,233	87,679	102,310	96,375	91,909	475,460	93,101
Cost metrics
Mining ($/t)		35	38	37	35	41	37	37
Processing ($/t)		21	21	21	21	21	21	21
G&A ($/t)		9	9	9	9	6	9	9
Opex - total ($/t)		65	68	67	65	69	67	67
Sustaining capex ($/t)		18	22	19	41	8	21	21
Cash costs: by-prod. ($/lb Zn payable)		0.61	0.42	0.36	0.45	0.64	0.5	0.5
AISC: by-prod. ($/lb Zn payable)		0.82	0.74	0.59	0.95	0.73	0.77	0.77
FCF & Valuation ($000’s)
Zinc revenue		73,857	57,492	67,784	67,863	71,373	338,368	67,674
Lead revenue		25,330	28,513	30,328	25,342	20,081	129,595	25,919
Silver revenue		7,900	15,515	15,406	13,256	9,260	61,337	12,267
Gross revenue		107,087	101,520	113,518	106,461	100,714	529,300	105,860
TC - Zinc conc		-16,257	-11,138	-13,657	-13,673	-14,380	-69,105	-13,821
TC - Lead conc		-3,698	-4,162	-4,428	-3,700	-2,932	-18,919	-3,784
RC - Lead conc		-449	-882	-896	-771	-538	-3,535	-707
Land freight		-2,193	-2,019	-2,360	-2,239	-2,192	-11,002	-2,200
Net smelter return		84,491	83,319	92,178	86,079	80,672	426,739	85,348
Mining costs		-22,828	-24,592	-23,971	-22,927	-27,454	-121,772	-24,354
Processing costs		-13,766	-13,842	-13,842	-13,842	-14,053	-69,346	-13,869
G&A costs		-6,050	-6,063	-6,063	-6,063	-4,257	-28,496	-5,699
EBITDA		41,847	38,822	48,302	43,247	34,908	207,126	41,425
Sustaining capex		-11,475	-14,127	-12,651	-26,982	-5,215	-70,450	-14,090
Initial capex	-54,853						-54,853	-
Land & salvage value						12,281	12,281	12,281
Pre-tax free cash flow	-54,853	30,372	24,695	35,650	16,266	41,974	94,103	29,791
Taxes	-511	-1,394	-1,382	-2,218	-1,155	-1,224	-7,884	-1,475
Free cash flow	-55,364	28,978	23,313	33,432	15,111	40,750	86,219	28,317
NPV (5%)	62,826
NPV (8%)	51,813
IRR (%)	36.00%
Payback (years)	2.1		’

Table 1-4 Sensitivity Analysis

Property Description and Ownership

The Bunker Hill Mine is located in Shoshone County, Idaho with portions of the mine located within the cities of Kellogg and Wardner, Idaho in northwestern USA. The Kellogg Tunnel, which is the main access to the mine, is located at 47.53611°N latitude, 116.1381W longitude. The approximate elevation for the above cited coordinates is 2366 ft.

On December 15, 2021 BHMC signed a Purchase and Sale Agreement (PSA) with Placer Mining Corporation and both William and Shirley Pangburn to acquire full ownership of the subsequently listed mineral titles in addition to other Surface Rights and Real Property associated with land and structures of the Bunker Hill Mine.

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

Mineralization at Bunker Hill Mine falls in four categories, described below from oldest to youngest events:

Bluebird Veins (BB): W—NW striking, SW-dipping, variable ratio of sphalerite-pyrite-siderite mineralization. Thick, tabular cores with gradational margins bleeding out along bedding and fractures.

Stringer/Disseminated Zones: Disseminated, fracture controlled and bedding controlled blebs and stringer mineralization associated with Bluebird Structures, commonly as halos to vein-like bodies or as isolated areas where brecciated quartzite beds are intersected by the W-NW structure and fold fabrics.

Galena-Quartz Veins (GQ): E to NE striking, S to SE dipping, quartz-argentiferous galena +/-siderite-sphalerite-chalcopyrite-tetrahedrite veins, sinuous-planar with sharp margins, cross-cut Bluebird Veins.

Hybrid Zones: Formed at intersections where GQ veins cut BB veins, with open space deposition of sulfides and quartz in the vein refraction in quartzite beds, and replacement of siderite in the BB vein structure by argentiferous galena from the GQ Vein.

Environmental Studies and Permitting

Because the mine is on patented mining claims (privately-owned land), only a limited number of permits are required for mining and milling operations. These relate to: (1) air quality and emissions from crushing, milling and processing and (2) any refurbishment of surface buildings that may require construction permits.

The Bunker Hill Mine is located within the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921). Cleanup activities have been completed in Operable Unit 2 of the Bunker Hill Superfund Site where the mine is located, though water treatment continues at the Central Treatment Plant (the “CTP”) located near Bunker Hill Mine. The CTP is owned by the EPA and is operated by its contractors.

BHMC entered into a Settlement Agreement and Order on Consent with the US Environmental Protection Agency (“US EPA”) and the US Department of Justice (“DOJ”) on May 14, 2018. Section 9, Paragraph 33 of that agreement stipulates that BHMC must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit for effluent discharged by Bunker Hill Mine by May 14, 2023. This obligation exists and the deadline will occur at a point in time where restart activities are planned to occur.

BHMC will initiate a voluntary Environmental, Social and Health Impact Assessment (“ESHIA”) for the activities described in the Technical Report Summary and for its business model as a whole. This study is projected for completion in 2024 and will conform to ISO, IFC and GRI standards.

Metallurgical Testing

Resource Development Inc. (Rdi) initiated metallurgical test work on three samples designated Newgard, Quill and Utz with the primary objective of determining the process flowsheet and the metal recoveries and concentrate grades. Flotation testing was completed through locked-cycle testing, the results of which are displayed in table 1-5

Table 1-5 Summary of Locked-Cycle Flotation Test Results

The open-cycle and locked-cycle tests were completed at a primary grind of P80 270 mesh for rougher flotation. Rougher scavenger flotation was included in both the lead and zinc circuits to increase the amount of value sent to the cleaner stages. Regrind of the lead rougher concentrate with a pebble mill was completed to a particle size of approximately P80 400 mesh for cleaner flotation. No regrind was completed with the zinc rougher concentrate.

BHMC has contracted SGS Canada Inc (SGS) to conduct a metallurgical study to further evaluate and optimize metal recovery for the Bunker Hill Project. The primary objective of the test program is to complete metallurgical test work to improve met results over the Pre-feasibility Study (PFS) performed by Rdi for the Bunker Hill Project.

Figure 1-1 Locked-Cycle Test Process Flowsheet

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

Beginning in October of 2021 and completed in April of 2022, BHMC conducted a geotechnical investigation of the underground conditions at the Bunker Hill Mine. Data collection involved a data analysis of RQD values logged with previous exploration drilling, geotechnical logging of recently drilled rock cores and an extensive investigation of pre-existing underground excavations and development. Ground conditions are generally good to excellent at Bunker Hill Mine and the rest of the mines in the Silver Valley. Bunker Hill Mine does not have a history of rock burst events that are frequent in the deeper mines to the east.

Recovery Methods

Bunker Hill plans to re-construct a crush-grind-flotation-concentration mill from the nearby Pend Oreille (PO) mine in northern Washington on the Bunker Hill Kellogg Mine Yard. There currently is a large building that housed the historic machine shop at the Bunker Hill mine that will first need to be dismantled and removed for access to the existing slab. The future structures to house the grind-flotation-concentration circuit, as well as the secondary crushing circuit and concentrate storage facilities will need to be constructed.

The process consists of a primary and secondary ore crushing circuit, then a primary grinding circuit followed by two separate flotation circuits to recover lead, zinc, silver and gold into two separate concentrate products; a lead, silver, gold concentrate and a zinc concentrate. Approximately 648,000, short tons of ore will be processed a year at a rate of 1,800 stpd, or 79 stph at 95% availability.

Figure 1-2 Bunker Hill Process Flowsheet

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

In addition to both continued geologic digitization and the completed 2021 exploration drill program, the Company has performed a geophysical survey over the summer of 2021. The survey was conducted as a ground geophysical 3DIP survey through DIAS Geophysical Ltd out of Saskatoon, SK.

Conclusions

The Pre-Feasibility level analyses demonstrates that the restart of the Bunker Hill mine can reasonably be expected to generate a positive return on investment with an after-tax IRR of 36% based on the reserves presented. It is reasonable to expect the conversion of Inferred resources to Indicated resources and indicated resources to measured resources to continue. Inferred Mineral Resources are considered too geologically speculative to have economic considerations applied to them to be classified as a Mineral Reserve.

The Technical Report Summary is based on all available technical and scientific data available as of August 29, 2022. Mineral Resources are considered by the QP to meet the reasonable prospects of eventual economic extraction due two main factors; 1) cut-off grades are based on scientific data and assumptions related to the project and 2) Mineral Resources are estimated only within blocks of mineralization that have been accessible in the past by mining operations as well as by using generally accepted mining and processing costs that are similar to many projects in Idaho.

Recommendations

Continued analysis and interpretation of the geophysical survey results should aid to guide future exploration activities outside of historical mine working areas. Additional exploration drilling with the advancement of underground mine development is also advised due to the proximity of future development to under-explored areas of historical workings. Continued digitization and interpretation of historical mapping and research will aid to guide future underground and surface exploration activities.

Completion of issued for construction (IFC) level drawings for the mineral processing facilities is recommended.

Completion of IFC level engineering drawings related to the paste backfill plant are recommended. Final tails product material generated from additional metallurgical testing will work to optimize binder compositions and have the potential to reduce backfill OPEX costs.

Additional geotechnical studies are recommended with the advancement of underground development. Continued geotechnical diamond drilling associated with future resource delineation and exploration drilling activities will provide a better sample set for rock strength testing and geotechnical logging. Future underground development will also allow for the investigation of previously mined areas and association of historical span allowances based on previous ground support methods.

Additional resource delineation and conversion drilling and mine block modeling should continue to increase the conversion of Inferred to Indicated Resources.

Table 1-6 Proposed Work Program to Advance Bunker Hill

Activity	Amount
Geophysical Interpretation and Additional Geophysics	$0.05M
Environmental Studies	$0.03M
Geotechnical Studies	$0.15M
Mill and Process Plant Engineering	$1.70M
Hydraulic Backfill and Tailing Placement Engineering	$0.50M
Total Recommended Budget	$2.43M

Project Infrastructure

The Bunker Hill complex is a mature mine with much of the underground infrastructure and development still in place. The mill, smelter and tailing impoundment have been removed and these sites have been reclaimed. Part of the reclamation included surface water diversion structures which are still in use and are maintained in good condition. The original Bunker Hill mine offices, car and maintenance shops, and change house are located near the Kellogg Tunnel (KT) portal and are in serviceable condition.

Bunker Hill is located in Kellogg Idaho along the Interstate 90 corridor on the west side of what is traditionally known as the Silver Valley. It is 60 miles from the Spokane, WA airport to the west and 125 miles to the Missoula, MT airport to the east. The Silver Valley of north Idaho is a desirable place to live and is home to an enthusiastic and talented underground mining work force.

Mine power requirements will be met with the Avista Kellogg substation, located next to the Bunker Hill main offices supplying power to the mine and other local consumers. There are two existing distribution lines now supplying the mine from the Kellogg Avista substation. One feeds the surface mine facilities and the underground loads from the Kellogg side, the other feeds the Wardner mine yard and facilities. The current 3-phase 2.5kV mine distribution system on the Kellogg side is in the process of being upgraded to 3-phase 13.2kV.

Mine discharge water now gravity drains out the 9-level through the Kellogg Tunnel via a ditch adjacent to the rail line to the portal. It is then routed to a water treatment plant constructed by the EPA and currently operated by the Idaho Department of Environmental Quality (IDEQ).

BHMC commissioned Patterson & Cooke North America to perform tradeoff studies for costing and operating the mine backfill and tailing placement facilities. Results from the tradeoff studies led to the location of the plant on surface, both adjacent to the mill and at Wardner. Tailings thickening will take place inside the mill/process facility building, with the underflow being pumped to the tailings filtration plant located adjacent to the mill/process building. Vacuum filtration will take the thickened tailings and produce a filter cake material which will be deposited and stored in a load-out facility at the plant. A surface loader will transfer the filter cake tailings into overland haul trucks to deliver the material up to the Wardner side of operations along the return route from ROM ore haulage. Once delivered to the storage facility at Wardner, material will be loaded into the paste plant, combined with an ordinary cement binder, and subsequently pumped underground via a reticulated piping system.

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

On October 26, 2021, the Company asserted claims against Crescent in a separate lawsuit. Bunker Hill Mining Corporation v. Venzee Technologies Inc. et al, Case No. 2:21-cv-209-REP, filed in the same court on May 14, 2021. The Company has subsequently executed a tolling agreement with Venzee in exchange for dropping its lawsuit. The Company originally filed this lawsuit on May 14, 2021 against other parties but has since filed an amended complaint to include its claims against Crescent. This lawsuit has been consolidated into the lawsuit Crescent filed on July 28, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

The enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the SEC certain specified disclosures regarding the Company’s history of mine safety. The information concerning mine safety disclosures required by the Act and this Item is included in Exhibit 95 to this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on Canadian Securities Exchange under the symbol “BNKR” and on the OTCQB under the symbol “BHLL”.

Stockholders

As of April 17, 2023, there were approximately 157 stockholders of record of our common shares and, according to our estimates, approximately 500 beneficial owners of our common shares.

Unregistered Sales of Securities

On April 1, 2022, the Company closed a private placement of 37,849,325 special warrants of the Company and a non-brokered private placement of 1,471,664 units of the Company for aggregate gross proceeds of approximately $9,384,622 (C$11,796,297). Related parties, including management, directors, and consultants, participated in the special warrant private placement for a total of 4,809,160 shares (included in the total above). The special warrants of the Company were issued at a price of C$0.30 per special warrant. Each special warrant of the Company became automatically exercisable on June 3, 2022. Each unit of the Company consists of one share of common stock and one warrant of the Company. Each warrant entitles the holder to acquire one share of common stock of the Company for C$0.37 until April 1, 2025. The offering of special warrants of the Company was led by Echelon Wealth Partners Inc. and included BMO Nesbitt Burns Inc. and Laurentian Bank Securities Inc. (collectively, the “Agents”). In connection with the private placement, the Agents and other eligible parties received (i) cash commission in the amount of $563,968 and (ii) compensation options exercisable to acquire an aggregate of 1,879,892 units of the Company (each, a “Compensation Unit”) at C$0.30 per unit until April 1, 2024. Each Compensation Unit consists of one share of common stock and one warrant of the Company. Each warrant entitles the holder thereof to acquire one warrant share at a price of $0.37 per warrant share until April 1, 2024. The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the private placement.

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

Background and Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company purchased the Bunker Hill Mine on January 7, 2022 for $5,400,000 in cash. Prior to purchasing the Mine, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was announced on August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

Under the most recent of these agreements, the Company was required to make payments pursuant to an agreement with the U.S. Environmental Protection Agency (“EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement” in the “Our Business” section above).

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, published multiple economic studies and Mineral Resource Estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott Private Resource Streaming & Royalty Corp., an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine, setting the stage for a rapid restart of the Mine.

In January 2022, with the closing of the purchase of the Bunker Hill Mine, the funding of the $8,000,000 Royalty Convertible Debenture and $6,000,000 Series Convertible Debenture, and the announcement of an MOU for the purchase of the Pend Oreille process plant from a subsidiary of Teck Resources Limited, the Company embarked on a program of activities with the goal of achieving a restart of the Mine. Key milestones and achievements from January 2022 onwards have included the closing of the purchase of the Pend Oreille process plant, the demobilization of the process plant to the Bunker Hill site, the completion of demolition activities at the Pend Oreille site, a Prefeasibility Study envisaging the restart of the Mine, and the completion of the primary portion of the ramp decline connecting the 5 and 6 Levels of the Bunker Hill Mine.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the years ended December 31, 2021 and 2022. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the year ended December 31, 2022 and the year ended December 31, 2021

Revenue

During the year ended December 31, 2022, the Company generated no revenue (year ended December 31, 2021 - $nil).

Expenses

During the year ended December 31, 2022, the Company reported total operating expenses of $16,487,161 as compared to total operating expenses of $18,752,504 for the year ended December 31, 2021.

The decrease in operating expenses was impacted by a shift in focus by the company from exploration related activities prior to the purchase of the Mine and process plant (purchased in January 2022 and June 2022 respectively) in 2021, to development related activities in 2022. For financial accounting purposes, the Company reported all direct exploration expenses under the exploration expense line item in consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2021, which totalled $13,530,819. With the purchase of the Mine in early January 2022 and concurrent shift to development related activities to advance mine restart efforts, the Company reported exploration expenses of $nil for the year ended December 31, 2022, and reported $7,827,656 of mine preparation expenses associated with these development activities. This excludes costs capitalized to property, plant and equipment during the year ended December 31, 2022.

The increase in consulting fees and wages ($5,477,765 for the year ended December 31, 2022 compared to $1,533,954 for the year ended December 31, 2021) reflects (i) the engagement of numerous engineering, geological and other professional firms to assist the Company in consummating several complex debt and equity financings, the purchases of the mine and processing plant, the EPA financial assurance requirements, fair value measurements of complex instruments, and advancement of project activities, and (ii) an increase in employees concurrent with a ramp-up in development activities through 2022.

Upon the release of the prefeasibility study dated September 30, 2022, the Company determined that the costs of the mine after this point constituted mine development (capitalized to non-current assets) instead of mine preparation costs (expense) given the existence of probable mineral reserves and an economic study incorporating them. Certain indirect expenses may be reported as operation and administration expense or consulting expense on the consolidated statements of income and comprehensive income.

Net Income and Comprehensive Income

The Company had net income of $898,591 for the year ended December 31, 2022 (net loss of $6,402,277 for the year ended December 31, 2021). In addition to the decrease in operating expenses (as described above), net income in the year ended December 31, 2022 was positively impacted by a gain on EPA settlement of $8,614,103 (year ended December 31, 2021: $nil) resulting from the reclassification of $17,000,000 of current liabilities to non-current liabilities, and a $3,395,938 increase in the gain due to change in derivative liability ($15,696,391 for the year ended December 31, 2022 compared to $12,300,453 for the year ended December 31, 2021) driven by a proportionally greater decline in the Company’s share price in 2022 relative to 2021. This was partially offset by impacts from the $29,000,000 of convertible debenture financings that were entered into during the year ended December 31, 2022, including an increase in interest expense of $3,279,819 ($3,382,559 for the year ended December 31, 2022 compared to $102,740 for the year ended December 31, 2021), an increase in debenture finance costs of $1,230,540 (year ended December 31, 2021: $nil) and an increase in the loss on fair value of convertible debentures of $1,140,537 (year ended December 31, 2021: $nil) and increase in finance costs $945,507 (year ended December 31, 2021: $nil).

The Company had comprehensive income of $1,152,466 for the year ended December 31, 2022 (comprehensive loss of $6,402,277 for the year ended December 31, 2021). Comprehensive income for the year ended December 31, 2022 is inclusive of a $253,875 gain on change in fair value on own credit risk ($nil for the year ended December 31, 2021) relating to the convertible debentures entered into during the year ended December 31, 2022.

Liquidity and Capital Resources

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $71,592,559 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Debt and Equity Financings

As described above, during year ended December 31, 2022, the Company closed on three convertible debentures totaling $29,000,000, a loan facility of $5,000,000, and equity financings (net of issuance costs) totaling $7,767,849. The proceeds of these financings were primarily used to purchase the Bunker Hill Mine and the processing plant, the satisfaction of short-term obligations to the EPA (including financial assurance commitments, cost recovery and water treatment payments), advancement of mine restart activities and the funding of working capital requirements.

Current Assets and Total Assets

As of December 31, 2022, the Company’s balance sheet reflects that the Company had: (i) total current assets of $7,741,052, compared to total current assets of $3,622,548 at December 31, 2021 – an increase of $4,118,504; and (ii) total assets of $32,929,892, compared to total assets of $4,071,796 at December 31, 2021 – an increase of $28,858,096. The increase in current assets was primarily due to an increase in restricted cash as a result of the proceeds from the convertible debentures and equity financings, and from increases in prepaid expenses and deposits. Total assets increased principally due to the purchase of, and costs capitalized to, the Bunker Hill Mine and process plant.

Current Liabilities and Total Liabilities

As of December 31, 2022, the Company’s balance sheets reflects that the Company had total current liabilities of $10,155,582 and total liabilities of $59,106,835, compared to total current liabilities of $22,795,277 and total liabilities of $38,314,164 as of December 31, 2021. The decrease in current liabilities is primarily reflective of financing and assurance activities that moved the EPA cost recovery liability from current to long-term liabilities. Total liabilities increased as a result of the closing of the three convertible debentures, one loan facility and movement of the EPA cost recovery liability from current to long term, offset by the decrease in the long-term derivative warrant liability and promissory note.

Working Capital and Shareholders’ Deficit

As of December 31, 2022, the Company had a working capital deficit of $2,414,530 and a shareholders’ deficiency of $26,176,943 compared to a working capital deficit of $19,172,729 and a shareholders’ deficiency of $34,242,368 as of December 31, 2021. The working capital deficit decreased during the year ended December 31, 2022 primarily due to funding from debt and equity financings, and the reclassification of cost recovery liabilities from current to long-term. The shareholders’ deficiency decreased primarily due to proceeds from equity financing in the second quarter of 2022, and comprehensive net income in 2022.

Cash Flow

During the year ended December 31, 2022, unrestricted cash increased by $222,042 as a result of cash provided from the closing of the convertible debentures, loan facility and equity financings, with proceeds used to satisfy short-term obligations with the EPA, purchase of the Bunker Hill Mine and a processing plant, partial repayment of the outstanding promissory note, advancement of mine restart activities, and funding of working capital requirements. In addition to the above, restricted cash increased $6,476,000 during the year end December 31, 2022.

During the year ended December 31, 2022, $22,498,307 was used in operating activities, primarily due to the securing of the Company’s financial assurance obligations with the EPA, payments made to the EPA in satisfaction of cost recovery and water treatment payables, funding of mine restart activities, and other working capital requirements. This compares with cash used in operating activities of $11,372,153 for the year ended December 31, 2021.

During the year ended December 31, 2022, cash of $11,174,672 was used in investing activities primarily for the purchase of the Bunker Hill Mine, a process plant, equipment, and real estate, compared with $94,693 used for investing activities in the year ended December 31, 2021.

During the year ended December 31, 2022, cash of $40,371,021 was provided by financing activities primarily due to proceeds from the three convertible debentures, one loan facility and the equity financings, partially offset by cash used for repayment of a promissory note, compared with cash of $8,384,248 provided by financing activities in the year ended December 31, 2021.

Subsequent Events

Events occurring subsequent to December 31, 2022, as disclosed above in the Liquidity and Capital Resources section. In addition, the Company had the following subsequent events.

Share Issuance

On January 10, 2023, the Company issued 6,377,272 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2022.

On March 31, 2023, the Company issued 8,464,288 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2023.

Corporate Update

On Feb 28, 2023, the Company reported that it had temporarily paused discretionary projects and procurement activities until the completion of its financing initiatives. Primarily due to the inability to procure certain long-lead items that were planned to be ordered by February 2023, and longer estimated delivery times thereof, the Company now expects the Bunker Hill Mine restart to be achieved in 2024. Total project capital expenditures are not expected to be materially impacted given the Company’s ability to reschedule discretionary expenditures and manage a modest fixed cost base.

Teck Warrant Amendment

On March 15, 2023, the Company amended the exercise price of 10,416,667 common stock purchase warrants of the Company (the “Warrants”) and the expiry date of the warrants to March 31, 2023. The Warrants comprise units of the Company issued to Teck Resources Limited (“Teck”) on a private placement basis on May 13, 2022, in consideration for the Company’s acquisition of the Pend Oreille process plant. Each Warrant entitles the holder thereof to purchase one share of common stock of the Company (each, a “Warrant Share”) at an exercise price of C$0.37 per Warrant Share at any time on or prior to May 12, 2025. The Company amended the exercise price of the Warrants from C$0.37 to C$0.11 per Warrant Share (the “Amended Exercise Price”) and amend the expiry date from May 12, 2025, to March 31, 2023. Following the amendment of the terms of the warrants, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of approximately C$1,145,834 to the Company.

Prospectus Offering Termination and Private Placement

On February 15, 2023, the Company reported that it intended to terminate its previously announced prospectus offering of Common Shares following its determination that effectiveness of a registration statement on Form S-1 would not be achievable in a time frame consistent with its capital requirements. Concurrently, the Company announced that it had entered into an agreement with a syndicate of agents in connection with a proposed private placement of up to $9,000,000 of special warrants of the Company (the “Special Warrants”).

On March 28, 2023, the Company announced the closing of its private placement of the Special Warrants by issuing 51,633,727 Special Warrants at a price of C$0.12 per Special Warrant, for aggregate gross proceeds of C$6,196,047. Each Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of $0.15 per Warrant Share until March 27, 2026. In consideration for their services in connection with the Offering, a cash commission in the amount of $211,461 is payable to the Agents. The Agents were also issued 2,070,258 compensation options (the “Compensation Options”). Each Compensation Option is exercisable to acquire one unit of the Company (a “Compensation Unit”) at the Issue Price for a period of 36 months from March 27, 2023, subject to adjustment in certain events. Each Compensation Unit consists of one share of common stock of the Company and one common stock purchase warrant of the Company (an “Agents’ Compensation Warrant”) Each Agents’ Compensation Warrant entitles the holder thereof to acquire one share of common stock of the Company (an “Agents’ Compensation Warrant Share”) at a price of C$0.15 per Agents’ Compensation Warrant Share until March 27, 2026.

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

Share-based payments

Management determines costs for share-based payments using market-based valuation techniques. The fair value of the share awards and warrant liabilities are determined at the date of grant using generally accepted valuation techniques and for warrant liabilities at each balance sheets date thereafter. Assumptions are made and judgment used in applying valuation techniques. These assumptions and judgments include estimating the future volatility of the stock price and expected dividend yield. Such judgments and assumptions are inherently uncertain. Changes in these assumptions affect the fair value estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the Company) as at December 31, 2022 and 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and changes in shareholders’ deficiency for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered an accumulated deficit and recurring losses from operations and does not have sufficient working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Going Concern

As described in Note 1 of the consolidated financial statements, the Company has been incurring losses from operations and does not have sufficient working capital needed to meet its current obligations and commitments. In order to continue as a going concern, the Company must seek additional financing.

Significant assumptions and judgements on cash flow projections were made by management in estimating future cash flows, which are subject to high degree of uncertainty.

Refer to Note 1 Nature and Continuance of Operations and Going Concern.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

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

Valuation of Series 1 & 2 Convertible Debentures and Royalty Convertible Debenture (CDs)

The Company issued various convertible debentures that are complex in nature and are required to be fair valued on issuance and at each reporting period.

The calculation of the fair value of the CDs requires management to use an appropriate valuation model and incorporates estimates.

Due to the complexity of these CDs and the estimates and assumptions involved in the determination of fair value we consider this to be a critical audit matter.

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions and Note 8 – Promissory Note Payable and Convertible Debentures

We responded to this matter by performing audit procedures in relation to the accounting and valuation of the CDs. Our audit work in relation to this included, but was not restricted to, the following:

●	Obtained and reviewed the agreements for the CDs.

●	Obtained management’s analysis and assessment of the accounting of the CDs and their calculation of the fair value related to the instruments.

●	Assessed the accounting treatment of the CDs to ensure it follows the appropriate accounting guidance.

●	Assessed the reasonability of the model used to value the CDs and the appropriateness of the inputs used and recalculated the fair values.

●	Performed a sensitivity analysis of the inputs.

●	Recalculated the covenants involved to ensure compliance.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

April 17, 2023

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash	$708,105	$486,063
Restricted cash (note 7)	6,476,000	-
Accounts receivable and prepaid expenses (note 5)	556,947	413,443
Short-term deposit	-	68,939
Prepaid mine deposit and acquisition costs (note 6)	-	2,260,463
Prepaid finance costs	-	393,640
Total current assets	7,741,052	3,622,548

Non-current assets
Spare parts inventory	341,004	-
Equipment (note 5)	551,204	396,894
Long-term deposit (note 5)	269,015	-
Right-of-use assets (note 6)	-	52,353
Bunker Hill Mine and Mining interests (note 7)	15,896,645	1
Process plant (note 5)	8,130,972	-
Total assets	$32,929,892	$4,071,796

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$4,523,502	$1,312,062
Accrued liabilities	1,500,164	869,581
EPA water treatment payable (note 8)	-	5,110,706
Interest payable (notes 8 and 9)	1,154,477	409,242
Derivative warrant liability (note 11)	903,697	-
Deferred share units liability (note 14)	573,742	1,531,409
Promissory notes payable (note 9)	1,500,000	2,500,000
Environment protection agency cost recovery payable (note 8)	-	11,000,000
Current portion of lease liability (note 10)	-	62,277
Total current liabilities	10,155,582	22,795,277

Non-current liabilities
Loan payable (note 9)	4,684,446	-
Series 1 convertible debenture (note 9)	5,537,360	-
Series 2 convertible debenture (note 9)	14,063,525	-
Royalty convertible debenture (note 9)	10,285,777	-
Environment protection agency cost recovery liability net of discount (note 8)	7,941,466	-
Derivative warrant liability (note 11)	6,438,679	15,518,887
Total liabilities	59,106,835	38,314,164

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 11)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 229,501,661 and 164,435,826 common shares issued and outstanding, respectively (note 11)	228	164
Additional paid-in-capital (note 11)	45,161,513	38,248,618
Accumulated other comprehensive income	253,875	-
Accumulated Deficit	(71,592,559)	(72,491,150)
Total shareholders’ deficiency	(26,176,943)	(34,242,368)
Total shareholders’ deficiency and liabilities	$32,929,892	$4,071,796

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Income (loss) and Comprehensive Income (loss)

(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Operating expenses
Operation and administration (notes 11, 13 and 14)	$2,033,879	$2,651,954
Exploration	-	13,530,819
Mine preparation	7,827,656	-
Legal and accounting	1,147,861	1,035,777
Consulting and wages (note 17)	5,477,765	1,533,954
Loss from operations	(16,487,161)	(18,752,504)

Other income or gain (expense or loss)
Change in derivative liability (note 11)	15,696,391	12,300,453
(loss) gain on foreign exchange	(237,546)	208,660
Loss on fair value of convertible debentures (note 9)	(1,140,537)	-
Gain on EPA debt extinguishment (note 8)	8,614,103	-
Interest expense (notes 8 and 9)	(3,382,559)	(102,740)
Debenture finance costs (note 9)	(1,230,540)	-
Financing costs	(945,507)	-
Other income	18,626	-
Other expense	(6,679)	-
Loss on debt settlement	-	(56,146)
Net income (loss) for the year	$898,591	$(6,402,277)

Other comprehensive income (loss), net of tax
Gain on change in FV on own credit risk (note 9)	253,875	-
Other comprehensive income (loss)	253,875	-
Comprehensive income (loss)	1,152,466	(6,402,277)

Net Income (loss) per common share
Net income (loss) per common share – basic (note 12)	$0.00	$(0.04)
Net income (loss) per common share – fully diluted (note 12)	$0.00	$(0.04)
Weighted average number of common shares
Weighted average common shares – basic (note 12)	205,950,811	161,868,334
Weighted average common shares – fully diluted (note 12)	269,801,281	161,868,334

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Operating activities
Net Income (loss) for the year	$898,591	$(6,402,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	421,881	1,730,308
Depreciation expense	214,643	239,904
Change in derivative liability	(15,696,391)	(12,300,453)
Units issued for services	1,060,858	-
Imputed interest expense on lease liability	1,834	12,696
Interest expense	16,466	-
Financing costs	264,435	-
Foreign exchange loss (gain)	233,059	-
Foreign exchange loss (gain) on re-translation of lease	718	2,165
Loss on debt settlement	-	56,146
Amortization of EPA discount	996,400	-
Loss on fair value of convertible debt derivatives	1,140,537	-
Gain on EPA debt extinguishment	(8,614,103)	-
Changes in operating assets and liabilities:
Accounts receivable	369,544	(12,598)
Prepaid mine acquisition costs	-	(260,463)
Prepaid finance costs	393,640	(393,640)
Prepaid expenses and deposits	(1,133,124)	(76,112)
Accounts payable	773,102	(128,774)
Accrued liabilities	316,167	787,363
EPA water treatment payable	(4,458,707)	1,974,656
EPA cost recovery payable	(2,000,000)	3,000,000
Interest payable – EPA	(78,710)	-
Interest payable	2,380,853	246,702
Net cash used in operating activities	(22,498,307)	(11,372,153)

Investing activities
Purchase of spare inventory	(341,004)	-
Land purchase	(202,000)	-
Bunker Hill mine purchase	(5,524,322)	-
Mine improvements	(1,157,059)	-
Purchase and demobilization of Process plant	(3,129,856)	-
Process plant	(503,831)	-
Purchase of machinery and equipment	(316,600)	(94,693)
Net cash used in investing activities	(11,174,672)	(94,693)

Financing activities
Proceeds from convertible debentures	29,000,000	-
Proceeds from bridge loan	4,668,000	-
Proceeds from issuance of shares, net of issue costs	7,767,849	6,013,439
Proceeds from promissory note	-	2,500,000
Repayment of promissory note	(1,000,000)	-
Lease payments	(64,828)	(129,191)
Net cash provided by financing activities	40,371,021	8,384,248
Net change in cash and restricted cash	6,698,042	(3,082,598)
Cash, beginning of year	486,063	3,568,661
Cash and restricted cash, end of year	$7,148,105	$486,063

Supplemental disclosures
Non-cash activities:
Units issued to settle accounts payable and accrued liabilities	$228,421	$188,146
Units issued to settle interest payable	1,400,174	-
Mill purchase for shares and warrants	3,243,296	-
Units issued to settle DSU/RSU/Bonuses	872,399	-

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash, end of year	$7,148,105	$486,063
Less restricted cash	6,476,000	-
Cash	$708,105	$486,063

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total

Balance, December 31, 2021	164,435,826	$164	$38,248,618	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	700,737	-	-	700,737
Compensation options	-	-	264,435	-	-	264,435
Shares issued for interest payable	11,544,279	12	1,400,174	-	-	1,400,174
Shares issued for RSUs vested	2,565,900	2	(2)	-	-	-
Non brokered shares issued for C$0.30	1,471,664	1	352,854	-	-	352,855
Special warrant shares issued for C$0.30	37,849,325	38	9,083,719	-	-	9,083,757
Contractor shares issued for C$0.30	1,218,000	1	289,999	-	-	290,000
Shares issued for Process plant purchase	10,416,667	10	1,970,254	-	-	1,970,264
Issue costs	-	-	(902,427)	-	-	(902,427)
Warrant valuation	-	-	(6,246,848)	-	-	(6,246,848)
Gain on fair value from change in credit risk	-	-	-	253,875	-	253,875
Net income for the period	-	-	-	-	898,591	898,591
Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)

Balance, December 31, 2020	143,117,452	$143	$34,551,133	$-	$(66,088,873)	$(31,537,597)
Stock-based compensation	-	-	1,309,024	-	-	1,309,024
Shares issued at $0.32 per share(ii)	19,576,360	20	6,168,049	-	-	6,168,069
Shares issued for debt settlement at $0.45 per share(iii)	417,720	-	188,146	-	-	188,146
Shares issued for RSUs vested	1,324,294	1	(1)	-	-	-
Issue costs	-	-	(154,630)	-	-	(154,630)
Warrant valuation	-	-	(3,813,103)	-	-	(3,813,103)
Net loss for the period	-	-	-	-	(6,402,277)	(6,402,277)
Balance, December 31, 2021	164,435,826	$164	$38,248,618	$-	$(72,491,150)	$(34,242,368)

(i)	Shares issued at C$0.30, converted to US at $0.24 (note 11)
(ii)	Units issued at C$0.40, converted to US at $0.32 (note 11)
(iii)	Units issued at C$0.57, converted to US at $0.45 (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

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

The Company was incorporated for the initial purpose of engaging in mineral exploration activities at the Mine. The Company has moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) conducting the program of activities outlined above.

Going Concern:

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $71,592,559 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt, and closing on the multi-metals stream transaction (see note 8). These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

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

Mineral rights, property and acquisition costs

The Company transitioned from the exploration stage to the development stage at the beginning of the fourth quarter of 2022. The Company has not yet realized any revenues from its planned operations.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

Leases

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in operation and administration expenses in the consolidated statements of Income (loss) and comprehensive Income (loss).

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

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in future production cash flow models when compared to factors used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from development stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, promissory notes payable, environmental protection agency water treatment payable, environmental protection agency cost recovery payable, and lease liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The carrying amounts of convertible loans are reported at estimated fair values as a result of the application of fair value models at each quarter end. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs. Derivative warrant liabilities and convertible debentures are measured at fair value on recurring basis using level 3 inputs.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2022, December 31, 2021, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, RSU’s, warrants and the conversion of convertible loan payable. As of December 31, 2022, 9,005,636 stock options, 162,129,064 warrants, and 5,470,799 broker options were considered in the calculation but not included, as they were anti-dilutive (December 31, 2021 – 9,053,136 stock options, 111,412,712 warrants, and 3,590,907 broker options).

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

Convertible loans, promissory notes and warrants

Estimating the fair value of derivative warrant liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants derivative liability are disclosed in Notes 9 and 11.

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per common share, USD-CAD exchange rates, spot and futures prices of minerals, expected equity volatility, expected volatility in minerals prices, discount for lack of marketability, credit spread, expected mineral production over the life of the mine, and project risk/estimation risk factors. See Note 11 for full disclosures related to the convertible loans and promissory notes.

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and restricted cash. The Company places its cash with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

Risks and uncertainties

The Company operates in the mineral resource exploration and mine development industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a mineral resource exploration business, including the potential risk of business failure.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

Convertible loans and promissory notes payable

The Company reviews the terms of its convertible loans and promissory notes payable to determine whether there are embedded derivatives, including the embedded options, that are required to be bifurcated and accounted for as individual derivative financial instruments. In circumstances where the convertible loans or the promissory note contains embedded derivatives that are to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model. The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount. This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method. In circumstances where the convertible loans or the promissory note contains embedded derivatives that are not separated from the host contracts, the fair values of the host contract and the derivative are valued together, with the change in fair value accounted through earnings, profit and loss for each period reported.

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method. The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss).

The Company applies ASC 480 distinguishing liabilities from equity and ASC 815 derivatives and hedging in determining the appropriate accounting treatment for hybrid instruments. The embedded options within the convertible loans are not bifurcated and measured at fair value at each period end.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2023 for smaller reporting companies, including interim periods within those fiscal years and with early adoption permitted. The Company is assessing the impact from the adoption of this amendment.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

4. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	December 31,	December 31,
	2022	2021

Prepaid expenses	$386,218	$413,443
Environment protection agency overpayment (note 8)	170,729	-
Total	$556,947	$413,443

5. Equipment

Equipment consists of the following:

	December 31,	December 31,
	2022	2021

Equipment	$920,571	$603,972
	920,571	603,972
Less accumulated depreciation	(369,367)	(207,078)
Equipment, net	$551,204	$396,894

The total depreciation expense during the year ended December 31, 2022, was $162,290 (year ended December 31, 2021 - $133,526).

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

The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 non-refundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.
-	Value of common shares issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 10.
-	As a result, the total value of the mill purchase was determined to be $3,974,296.

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheets as a current asset in accordance with a preliminary purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities will be captured and capitalized as components of the asset.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

At December 31, 2022, the asset consists of the following:

December 31, 2022
Deposit paid	$500,000
Sales tax paid	231,000
Value of shares issued	1,970,264
Value of warrants issued	1,273,032
Total plant & inventory purchased	3,974,296
Site preparation costs	2,296,266
Demobilization	2,201,414
Less spare parts inventory	(341,004)
Pend Oreille plant asset, net	$8,130,972

Ball Mill upgrade

On August 30, 2022, the Company entered into an agreement to purchase a ball mill from D’Angelo International LLC for $675,000. The purchase of the mill is to be made in three cash payments. The first two payments were made as follows:

$100,000 on September 15, 2022 as a non-refundable long-term deposit

$100,000 on October 13, 2022, as a refundable long-term deposit

As of December 31, 2022, the Company had not made the final payment of $475,000.

6. Right-of-use asset

Right-of-use asset consists of the following:

	December 31,	December 31,
	2022	2021

Office lease	$319,133	319,133
Less accumulated depreciation	(319,133)	(266,780)
Right-of-use asset, net	$-	$52,353

The total depreciation expense during the year ended December 31, 2022 was $52,353 (year ended December 31, 2021 - $106,378).

7. Mining Interests

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

Under the terms of the November 20, 2020 amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in Common Shares of the Company. On November 20, 2020 the Company made an advance payment of $2,000,000, credited towards the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

The Amended Agreement also required payments pursuant to an agreement with the Environmental Protection Agency (the “EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000. (See also Note 8 Environmental Protection Agency Agreement).

Prior to the completion of the sale, the Company accrued $260,463 in acquisition costs during the year ended December 31, 2021. Together with the $2,000,000 advance payment made in November 2020, this comprises the balance of $2,260,463 for prepaid mine deposit and acquisition costs on the balance sheet as of December 31, 2021.

The Company completed the purchase of the Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of Common Shares. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see also Note 8 Environmental protection Agency Agreement).

The $5,400,000 contract cash paid at purchase was the $7,700,000 less the $2,000,000 deposit and $300,000 credit given by the seller for prior years’ maintenance payments. Management has determined the purchase to be an acquisition of a single asset as guided by ASU 805-10 Business Combinations.

The carrying cost of the Mine is comprised of the following:

December 31,
2022

Contract purchase price	$7,700,000
Less: Credit by seller for prior maintenance payments	(300,000)
Net present value of water treatment cost recovery liability assumed (note 8)	6,402,425
Closing costs capitalized	2,638
Mine acquisition costs - legal	442,147
Carrying cost of mine – January 7, 2022	$14,247,210
Capitalized mining costs – 2022	1,447,435
Carrying cost of mine - total	$15,694,645

Land Purchase

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

8. Environmental Protection Agency

Historical Cost Recovery Payables

As a part of the lease of the Mine, the Company was required to make payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company was required to make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery related to historical treatment costs paid by the EPA from 1995 to 2017. These payments, if all are made, will total $20,000,000. The agreement called for payments starting with $1,000,000 30 days after a fully ratified agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018, and $3,000,000 on each of the next five anniversaries with a final $2,000,000 payment on November 1, 2024. The November 1, 2018, November 1, 2019, November 1, 2020, and November 1, 2021, payments were not made. As a result, a total of $11,000,000 was outstanding as of December 31, 2021, accounted for within current liabilities. As the purchase of the Bunker Hill Mine (which would trigger the immediate recognition of the remaining liabilities due through November 1, 2024) had not yet taken place, the remaining $8,000,000 cost recovery liabilities were not recognized on the Company’s consolidated balance sheets as of December 31, 2021.

Through 2021, the Company engaged in discussions with the EPA to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

In addition to the changes in payment terms and schedule, the Amended Settlement included a commitment by the Company to secure $17,000,000 of financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA within 180 days from the effective date of the Amended Settlement. Once put in place, the financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

The Company completed the purchase of the Mine (see note 7) and made the initial $2,000,000 cost recovery payment on January 7, 2022. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000, an increase of $8,000,000. This was capitalized as $6,402,425 to the carrying value of the Bunker Hill Mine at time of purchase, comprised of $3,000,000 of incremental current liabilities and $5,000,000 of non-current liabilities (discounted to $3,402,425). See note 7.

As of March 31, 2022, the financial assurance had not yet been secured, and as such the Company accounted for the $17,000,000 liabilities according to the previous payment schedule, resulting in $12,000,000 classified as a current liability and $5,000,000 as a long-term liability. The long-term portion was discounted at an interest rate of 16.5% to arrive at a net present value of $3,540,851 after discount ($3,402,425 as of the purchase of the mine plus $138,427 of accretion expense during the quarter ended March 31, 2022.

During the quarter ended June 30, 2022, the Company was successful in obtaining the final financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured and provided to the EPA. This milestone provides for the Company to recognize the effects of the change in terms of the EPA liability as outlined in the Amendment Settlement. Once the financial assurance was put into place, the restructuring of the payment stream under the Amendment Settlement occurred with the entire $17,000,000 liability being recognized as long-term in nature. The aforementioned payment bond is secured by a $2,475,000 letter of credit. The $2,475,000 and $7,001,000 letters of credit are secured by $9,476,000 of cash deposits under an agreement with a commercial bank. These cash deposits comprise the $9,476,000 of restricted cash shown within current assets as of September 30, 2022.

During the quarter ended December 31, 2022 the $7,001,000 letter of credit was reduced to $2,000,001 as a result of a new $5,000,000 payment bond obtained through an insurance company. The collateral for the new payment bond is comprised of a $2,000,000 letter of credit and land pledged by third parties, with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). As a result of the $3,000,000 net decrease in the Company’s letter of credit requirements, the Company’s restricted cash balance (utilized as collateral for letters of credit) decreased by $3,000,000 from $9,476,000 as of September 30, 2022 to $6,476,000 as of December 31, 2022.

Under ASC 470-50, Debt Modifications and Extinguishments, the Company performed a comparison of net present value of the pre-settlement Cost Recovery obligation to the post-settlement schedule of Cost Recovery obligation to determine this was an extinguishment of debt. The Company recorded a gain on extinguishment of debt totaling $8,614,103. The old debt, including any discount, was written off and the new payment stream of the amended $17,000,000 table, including the new discount of $9,927,590, using the effective interest rate of 19.95%, was recorded to result in a net liability of $7,072,410, which is due long-term. During the year ended December 31, 2022, the Company recorded combined discount amortization expense of $712,713 on the discounted pre- and post-extinguishment liability, and interest expense of $156,343 respectively, bringing the net liability to $7,941,466. As at December 31, 2022 interest of $24,587 ($306,501 at December 31, 2021) is included in interest payable on the consolidated balance sheets.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

Water Treatment Charges – EPA

Separate to the cost recovery liabilities outlined above, the Company is responsible for the payment of ongoing water treatment charges. Water treatment charges incurred through December 31, 2021 were payable to the EPA, and charges thereafter are payable to the Idaho Department of Environmental Quality (“IDEQ”) given a handover of responsibilities for the Central Treatment Plant from the EPA to the IDEQ as of that date. The Company had estimated water treatment payables to the EPA of $nil as of December 31, 2022 and $5,110,706 at December 31, 2021, which is reflected in current liabilities.

Water Treatment Charges – IDEQ

For the year ended December 31, 2022, the Company made net payments of $1,400,000 (12 monthly payments of $140,000 less $280,000 refund received in December 2022) to the IDEQ to estimate the cost of treating water at the Central Treatment Plant. As of December 31, 2022, a prepaid expense of $170,729 represents the difference between the actual cost of water treatment through December 31, 2022 and net payments made by the Company to the IDEQ. This balance has been recognized on the consolidated balance sheets as accounts receivable and prepaid expenses.

9. Promissory notes payable and Convertible Debentures

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note was scheduled to mature on March 15, 2022; however, the note holder agreed to accept $500,000 payment, which the Company paid, by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. Prior to the revised maturity of June 20, 2022, the note holder agreed to accept a further $500,000 payment by June 30, 2022, which the Company paid. The remaining principal and interest has been deferred to June 15, 2023. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. At December 31, 2022, the Company owes $1,500,000 in promissory notes payable, which is included in current liabilities on the consolidated balance sheets. Interest expense for the years ended December 31, 2022 and 2021 was $281,301 and $102,740 respectively. At December 31, 2022 interest of $384,041 ($102,740 at December 31, 2021) is included in interest payable on the consolidated balance sheets.

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD, and have therefore been accounted for as a modification as a result of the treatment the Company reported a gain of $607,261 in the loss on fair value of convertible debentures line of the consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2022.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that the amendments in the terms of the CD1 should not be treated as an extinguishment of the CD1, and have therefore been accounted for as a modification as a result of the treatment the Company reported a gain of $179,046 in the loss on fair value of convertible debentures line of the statement of operations for the year ended December 31, 2022.

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

The Company determined that in accordance with ASC 815 Derivatives and Hedging, each debenture will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note (1)	01-28-22	07-07-23	7.50%	0.230	120%	8.70%	0.92%	16.18%
RCD note	01-07-22	07-07-23	9.00%	0.242	130%	9.21%	0.65%	16.39%
CD1 note (1)	03-31-22	07-07-23	7.50%	0.235	120%	8.85%	1.80%	17.12%
RCD note	03-31-22	07-07-23	9.00%	0.235	120%	8.85%	1.80%	17.12%
CD2 note(1)	06-17-22	03-31-25	10.50%	0.185	120%	9.45%	3.28%	20.95%
CD2 note(1)	06-30-22	03-31-25	10.50%	0.150	120%	10.71%	2.95%	21.78%
CD1 note	06-30-22	03-31-25	7.50%	0.150	120%	10.71%	2.95%	19.89%
RCD note	06-30-22	03-31-25	9.00%	0.150	120%	10.71%	2.95%	19.89%
CD1 note	09-30-22	03-31-25	7.50%	0.085	120%	13.31%	4.19%	23.35%
RCD note	09-30-22	03-31-25	9.00%	0.085	120%	13.31%	4.19%	23.35%
CD2 note	09-30-22	03-31-25	10.50%	0.085	120%	13.31%	4.19%	25.21%
CD1 note(3)	12-31-22	03-31-25	7.50%	0.125	120%	7.08%	4.32%	17.85%
RCD note	12-31-22	03-31-25	9.00%	0.125	120%	7.08%	4.32%	17.85%
CD2 note(3)	12-31-22	03-31-25	10.50%	0.125	120%	7.08%	4.32%	19.76%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of March 31, 2022. The CD2 carried a DLOM of 10.0% as of the issuance date and June 30, 2022
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.212 as of December 31, 2022
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The valuation of the RCD is driven by the aggregation of (i) the present value of future potential cash flow to the royalty holder, in the event that the RCD is converted to a royalty, utilizing an estimate of future metal sales and Monte Carlo simulations of future metal prices, and (ii) the computation of the present value assuming no conversion to the 1.85% gross revenue royalty. The valuation of (i) is compared to the valuation of (ii) for each simulation, with the higher value used in the aggregation to arrive at the fair value of the RCD. This results in an implied probability of the RCD being converted to the royalty, in the event that the Stream is advanced. Based on this methodology, as of December 31. 2022, the implied probability of the RCD being converted to a 1.85% royalty, in the event that the Stream is advanced, was 98%. Credit spread, Risk-free rate, and Risk-adjusted rate shown for the RCD are applicable to the scenario where the Stream is not advanced. There are immaterial differences in these inputs for the scenario where the Stream is advanced. As of December 31, 2022 these were 6.71%, 4.36%, and 17.55% respectively for the Scenario where the Stream is advanced

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

The resulting fair values of the CD1, RCD, and CD2 at the issuance dates, and as of December 31, 2022, were as follows:

Instrument Description	Issuance date CD1 RCD, CD2	December 31, 2022
CD1	$6,320,807	$5,537,360
RCD	7,679,193	10,285,777
CD2	15,000,000	14,063,525
Total	$29,000,000	$29,886,662

The total loss on fair value of debentures recognized during the year ended December 31, 2022 and December 31, 2021, was $1,140,537 and $nil, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the year ended December 31, 2022 and December 31, 2021, the Company recognized $253,875 and $nil respectively, within other comprehensive income. Interest expense for the years ended December 31, 2022 and 2021 was $2,092,065 and $nil respectively. At December 31, 2022 interest of $691,890 ($nil at December 31, 2021) is included in interest payable on the consolidated balance sheets.

The Company performs quarterly testing of the covenants in the RCD, CD1 and CD2, and was in compliance with all such covenants as of December 31, 2022.

The Loan Facility

On December 6, 2022, the Company closed a new $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan is secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Bridge Loan bears interest at a rate of 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced. Interest expense for the years ended December 31, 2022 and 2021 was $70,404 and $nil respectively. At December 31, 2022 interest of $53,985 ($nil at December 31, 2021) is included in interest payable on the consolidated balance sheets.

The Stream

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied, including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of December 31, 2022, the Stream had not been advanced.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed that the minimum quantity of metal delivered under the Stream, if advanced, will increase by 10% relative to the amounts noted above.

Other Interest

During the year ended December 31, 2022 and December the Company recognized $72,304 and $nil respectively of other interest expense.

10. Lease liability

The Company had an operating lease for office space that expired in 2022. Below is a summary of the Company’s lease liability as of December 31, 2022:

Office lease

Balance, December 31, 2020	$176,607
Addition	-
Interest expense	12,696
Lease payments	(129,191)
Foreign exchange loss	2,165
Balance, December 31, 2021	62,277
Addition	-
Interest expense	1,834
Lease payments	(64,828)
Foreign exchange loss	717
Balance, December 31, 2022	-

11. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 common shares, with a par value of $0.000001 per common share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

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

In April 2022, the Company issued 768,750 shares in connection with the settlement of RSU’s.

In May 2022, the Company issued 10,416,667 units to Teck Resources Limited in consideration towards the purchase of the Pend Oreille Processing Plant at C$0.245 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until May 13, 2025.

In June 2022, the Company issued 1,218,000 units to contractors for bonuses during the three months ended March 31, 2022. Each unit consists of one common share and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

In June 2022, the Company issued 165,000 shares in connection with the settlement of RSU’s.

In July 2022, the Company issued 1,975,482 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2022.

In September 2022, the Company issued 33,000 common shares in connection with the settlement of RSU’s.

In October 2022, the Company issued 8,252,940 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2022.

In November 2022, the Company issued 1,599,150 common shares in connection with settlement of RSU’s.

For each financing, the Company has accounted for the warrants in accordance with ASC Topic 815 Derivatives and Hedging. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marks to market at each financial reporting period. The change in fair value of the warrant is recorded in the consolidated statement of operations and comprehensive loss as a gain or loss in the change in derivative liability line item and is estimated using the Binomial model.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2022 and December 31, 2021:

April 2022 special warrants issuance	December 31, 2022	April 1, 2022
Expected life	822 days	1,096 days
Volatility	120%	120%
Risk free interest rate	4.06%	2.35%
Dividend yield	0%	0%
Share price (C$)	$0.17	$0.29
Fair value	$2,406,104	$5,947,232
Change in derivative liability	$(3,541,128)	$-

April 2022 non-brokered issuance	December 31, 2022	April 1, 2022
Expected life	822 days	1,096 days
Volatility	120%	120%
Risk free interest rate	4.06%	2.35%
Dividend yield	0%	0%
Share price (C$)	$0.17	$0.29
Fair value	$93,553	$186,190
Change in derivative liability	$(92,637)	$-

May 2022 Teck issuance	December 31, 2022	May 13, 2022
Expected life	864 days	1,096 days
Volatility	120%	120%
Risk free interest rate	4.06%	2.68%
Dividend yield	0%	0%
Share price (C$)	$0.17	$0.25
Fair value	$684,497	$1,273,032
Change in derivative liability	$(588,535)	$-

June 2022 issuance	December 31, 2022	June 30, 2022
Expected life	822 days	1,006 days
Volatility	120%	120%
Risk free interest rate	3.72%	3.14%
Dividend yield	0%	0%
Share price (C$)	$0.17	$0.20
Fair value	$77,429	$113,425
Change in derivative liability	$(35,996)	$-

February 2021 issuance	December 31, 2022	December 31, 2021
Expected life	1,136 days	1,501 days
Volatility	120%	100%
Risk free interest rate	3.72%	1.25%
Dividend yield	0%	0%
Share price	$0.17	$0.37
Fair value	$1,335,990	$3,483,745
Change in derivative liability	$(2,147,756)	$-

The warrant liabilities as a result of the August 2018, November 2018, June 2019, August 2019, and August 2020 private placements were revalued as at December 31, 2022 and December 31, 2021 using the Binomial model and the following assumptions:

August 2020 issuance	December 31, 2022	December 31, 2021
Expected life	243 days	608 days
Volatility	120%	100%
Risk free interest rate	4.06%	0.95%
Dividend yield	0%	0%
Share price	$0.17	$0.37
Fair value	$903,697	$6,790,163
Change in derivative liability	$(5,886,466)	$-

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

June 2019 issuance (i)	December 31, 2022	December 31, 2021
Expected life	1,096 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.82%	1.02%
Dividend yield	0%	0%
Share price	$0.17	$0.37
Fair value	$725,737	$2,067,493
Change in derivative liability	$(1,341,756)	$-

(i)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025 for 11,660,000 warrants.

August 2019 issuance (ii)	December 31, 2022	December 31, 2021
Expected life	1,096 days	1,461 days
Volatility	120%	100%
Risk free interest rate	3.82%	1.02%
Dividend yield	0%	0%
Share price	$0.17	$0.37
Fair value	$1,115,369	$3,177,485
Change in derivative liability	$(2,062,116)	$-

(ii)	During the six months ended December 31, 2020, the Company amended the exercise price to C$0.59 per common share and extended the expiry date to December 31, 2025, for 17,920,000 warrants. The terms of the remaining 2,752,900 warrants remain unchanged.

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2020	95,777,806	$0.54	$0.18
Issued	19,994,080	0.60	0.19
Expired	(4,359,174)	0.59	0.19
Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, December 31, 2022	162,129,064	$0.49	$0.17

During the year ended December 31, 2022, 239,284 February 2020 broker warrants expired.

At December 31, 2022, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
April 1, 2025	0.37	40,538,969	40,538,969
May 13, 2025	0.37	10,416,667	10,416,667
		162,129,064	162,129,064

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

Compensation options

At December 31, 2022, the following compensation options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Issued - August 2020 Compensation Options	3,239,907	$0.35
Balance, December 31, 2020	3,239,907	$0.35
Issued – February 2021 Compensation Options	351,000	0.40
Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options	1,879,892	0.30
Balance, December 31, 2022	5,470,799	$0.34

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
August 2020	0.31%	0%	100%	C$0.35	3 years
February 2021	0.26%	0%	100%	C$0.40	3 years
April 1, 2022	2.34%	0%	120%	C$0.30	2 years

	Exercise	Number of	Fair value
Expiry date	price (C$)	broker options	($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
April 1, 2024 (iii)	$0.30	1,879,892	$264,435
		5,470,799	$854,506

(i)	Exercisable into one August 2020 Unit
(ii)	Exercisable into one February 2021 Unit

(iii)	Exercisable into one April 2022 Unit

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

Stock options

The following table summarizes the stock option activity during the years ended December 31, 2022 and 2021:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2020	8,015,159	$0.62
Granted (i)	1,037,977	0.34
Balance, December 31, 2021	9,053,136	$0.58
Granted (ii)	700,000	0.15
Expired May 1, 2022	(47,500)	10.00
Forfeited November 25, 2022	(150,000)	0.15
Expired December 31, 2022	(235,500)	0.50
Balance, December 31, 2022	9,320,636	$0.51

(i)	On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $nil for the year ended December 31, 2022 ($204,213 for the year ended December 31, 2021) which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(ii)

On August 24, 2022, 300,000 stock options were issued to an employee of the Company, of which 150,000 vested immediately and the remaining balance of outstanding options to vest equally over the next two anniversaries of the grant date. These options have a 5-year life and are exercisable at C$0.15 per common share. The grant fair value of the options was estimated at $28,930. The vesting of these options resulted in stock-based compensation of $15,594 for the year ended December 31, 2022, which is included in the operation and administration expense of the consolidated statements of income (loss) and comprehensive income (loss).

(iii)	On November 23, 2022, 400,000 stock options were issued to an employee of the Company, of which 200,000 vested immediately and the remaining balance of outstanding options to vest equally over the next two anniversaries of the grant date. These options have a 5-year life and are exercisable at C$0.15 per common share. The grant fair value of the options was estimated at $37,387. The vesting of these options resulted in stock-based compensation of $20,191 for the year ended December 31, 2022, which is included in the operation and administration expense of the consolidated statements of income (loss) and comprehensive income (loss).

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i)	0.64%	0%	100%	C$0.34	5 years
(ii)	3.27%	0%	120%	C$0.15	5 years
(iii)	3.22%	0%	120%	C$0.15	5 years

The following table reflects the actual stock options issued and outstanding as of December 31, 2022:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.75	200,000	200,000	52,909
0.60	1.82	1,575,000	1,575,000	435,069
0.55	2.30	5,957,659	2,978,830	1,536,764
0.335	3.14	1,037,977	1,037,977	204,213
0.15	0.90	150,000	150,000	14,465
0.15	4.90	400,000	200,000	37,387
		9,320,636	6,141,807	$2,280,807

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

12. Income per Share

Potentially dilutive securities include convertible loan payable, warrants, broker options, stock options, and unvested restricted share units (“RSU”). Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Year ended December 31, 2022	Year ended December 31, 2021
Net income (loss) for the period	898,591	(6,402,277)

Basic income (loss) per share Weighted average number of common shares - basic	205,950,811	161,868,334
Net income (loss) per share – basic	0.00	(0.04)
Net income (loss) for the period	898,591	(6,402,277)
Dilutive effect of convertible debentures	(370,121)	-
Dilutive effect of warrants on net income	-	-
Diluted net income (loss) for the period	528,470	(6,402,277)
Diluted income (loss) per share	205,950,811	161,868,334
Weighted average number of common shares - basic
Diluted effect:
Stock options and RSUs	63,850,470	-
Weighted average number of common shares - fully diluted	269,801,281	161,868,334
Net income (loss) per share - fully diluted	0.00	(0.04)

13. Restricted share units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the year ended December 31, 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020	988,990	$0.39
Granted	1,348,434	0.38
Vested	(1,516,299)	0.41
Forfeited	(245,125)	0.52
Unvested as at December 31, 2021	576,000	$0.62
Granted	6,620,641	0.17
Vested	(2,373,900)	0.18
Unvested as at December 31, 2022	4,822,741	$0.22

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

(i) On January 1, 2021, the Company granted 735,383 RSUs to a consultant of the Company. 245,128 RSUs vested immediately with the remaining RSUs vesting in one twelfth increments per month. During the year ended 2021, a total of 490,258 RSUs vested, and in July 2021, the consultant forfeited the remaining 245,125 unvested RSUs, resulting in a reversal of share-based compensation of $64,870. The vesting of these RSUs resulted in stock-based compensation of $nil for the year ended December 31, 2022 and $199,542 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii) On July 1, 2021, the Company granted 17,823 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the year ended December 31, 2022 and $4,026 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii) On August 5, 2021, the Company granted 595,228 RSUs to consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $nil for the year ended December 31, 2022 and $100,022 for the year ended December 31, 2021, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv) On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(v) On April 29, 2022, the Company granted 76,750 RSUs to certain consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $16,800 for the year ended December, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(vi) On June 30, 2022, the Company granted 15,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $2,328 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(vii) On September 29, 2022 the Company granted 33,000 RSUs to two consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $2,889 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(viii) On October 31, 2022 the Company granted 1,599,150 RSUs to two consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $111,304 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

(ix) On November 17, 2022 the Company granted 4,396,741 RSUs to certain key management of the Company. The RSUs vest in one third increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $79,504 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

14. Deferred share units

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

The following table summarizes the DSU activity during the years ended December 31, 2022 and 2021:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2020	7,500,000	$1.03
Vested	(1,875,000)	1.03
Unvested as at December 31, 2021	5,625,000	$1.03
Granted (i)	210,000	0.20
Vested (ii)(iii)	(3,125,000)	1.03
Unvested as at December 31, 2022	2,710,000	$1.00

(i)	On April 21, 2020, the Company granted 7,500,000 DSUs. The DSUs vest in one fourth increments upon each anniversary of the grant date and expire in 5 years. On July 1, 2022 the Company granted 210,000 DSU’s, these DSU’s vest after 12 months of the issuance date. During the year ended December 31, 2022, and 2021 the Company recognized recovery of $282,967 and expense of $421,284, respectively, in stock-based compensation related to the DSUs, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss), as DSU’s were settled in cash during the year ended December 31, 2022. Upon redemption of the 2,500,000 DSUs (see (iii)) the fair value of the remaining DSU liability at December, 2022 was $573,742.

(ii)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors.

(iii)	During the year ended December 31, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions. The DSU’s were therefore all accelerated to vest.

15. Commitments and contingencies

As stipulated in the agreement with the EPA and as described in Note 7, the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ (as done formerly by the EPA) invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year.

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

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

16. Income taxes

As at December 31, 2022, and December 31, 2021, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21.0% (December 31, 2021 – 21.0%) to pretax loss from operations for the periods ended December 31, 2022 and December 31, 2021:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Income (loss) before income taxes	$898,591	$(6,402,277)
Expected income tax recovery	188,704	(1,344,478)
Change in estimates in respect of prior periods	(41,351)	837,195
Change in tax rate	133,687	274,477
Change in fair value of derivative liability	(3,296,242)	(2,583,095)
State and local taxes, net of federal benefit	(709,272)	(960,296)
Other	308	5,033
Change in valuation allowance	3,724,166	3,771,164
Total	$-	$-

Deferred tax assets and the valuation account are as follows:

	December 31,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryforwards	$10,291,114	$6,724,313
Mineral interest purchase option	-	10,707,362
Mining interests	8,391,938	-
EPA liabilities	2,068,062	-
Other deferred tax assets	851,563	454,499
Valuation allowance	(21,602,677)	(17,886,174)
Total	$-	$-

	December 31,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryforwards	$101,662	$59,955
Deferred tax liabilities:
Equipment	-	(18,809)
Unrealized foreign exchange gain	(101,662)	(41,146)
Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2022 and December 31, 2021, the Company has an unused net operating loss carryforward balance of $40,227,950, and $26,356,908, respectively, that is available to offset future taxable income. The net operating loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated in 2018 and later tax years do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022 and December 31, 2021 and years 2020, 2019, 2018, 2017, 2016, and 2015.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

17. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Consulting fees, wages and bonus	$1,429,326	$901,210

At December 31, 2022 and December 31, 2021, $154,797 and $279,554, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

(i) During the year ended December 31, 2022, Wayne Parsons (Director and former CFO) billed $147,287 (year ended December 31, 2021 - $120,127) for consulting services to the Company, in addition to 2,500,000 DSU’s which settled on June 30, 2022, at a value of $582,027 concurrent with his departure from the Board of Directors.

(ii) During the year ended December 31, 2022, Richard Williams (Director and Executive Chairman) billed $372,084 (year ended December 31, 2021 - $179,605) for consulting services and bonus payment to the Company. At December 31, 2022, $135,600 is owed to Richard Williams (December 31, 2021 - $108,719) for consulting services, with all amounts included in accounts payable and accrued liabilities.

During the year ended December 31, 2022, 1,110,756 restricted share units (RSU’s) were issued to Richard Williams which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSU’s resulted in stock-based compensation of $20,085 for the year ended December 31, 2022.

(iii) During the year ended December 31, 2022, the Company incurred $438,600 in payroll expense and bonus payment for Sam Ash (year ended December 31, 2021 - $250,000) for services to the Company. At December 31, 2022, $nil (December 31, 2021 - $62,500) is payable and included in accrued liabilities.

During the year ended December 31, 2022, 1,249,600 restricted share units (RSU’s) were issued to Sam Ash which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSU’s resulted in stock-based compensation of $22,596 for the year ended December 31, 2022.

(iv) During the year ended December 31, 2022, Pam Saxton (Director) billed $36,133 (year ended December 31, 2021 - $37,669) for consulting services to the Company.

(v) During the year ended December 31, 2022, Cassandra Joseph (Director) billed $36,133 (year ended December 31, 2021 - $37,494) for consulting services to the Company.

(vi) During the year ended December 31, 2022, Mark Cruise (Director) billed $15,774 (year ended December 31, 2021 - $0) for consulting services to the Company. On July 1, 2022, the Company issued 210,000 DSU’s to a Mark Cruise.

(vii) During the year ended December 31, 2022, the Company incurred $383,315 in payroll expense and bonus payment for David Wiens (CFO) (year ended December 31, 2021, $276,315) for services to the Company. At December 31, 2022, $19,197 (year ended December 31, 2021 - $108,335) is payable, including reimbursable expenses, and included in accrued liabilities.

During the year ended December 31, 2022, 1,018,193 restricted share units (RSU’s) were issued to David Wiens which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSU’s resulted in stock-based compensation of $18,411 for the year ended December 31, 2022.

During the year ended December 31, 2021, 1,037,977 stock options were issued to David Wiens, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213. The vesting of these options resulted in stock-based compensation of $204,213 for the year ended December 31, 2021.

Bunker Hill Mining Corp.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022 and December 31, 2021

(Expressed in United States Dollars)

18. Subsequent events

Share Issuance

On January 10, 2023, the Company issued 6,377,272 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2022.

On March 31, 2023, the Company issued 8,464,288 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2023.

Corporate Update

On February 28, 2023, the Company reported that it had temporarily paused discretionary projects and procurement activities until the completion of its financing initiatives. Primarily due to the inability to procure certain long-lead items that were planned to be ordered by February 2023, and longer estimated delivery times thereof, the Company now expects the Bunker Hill Mine restart to be achieved in 2024.

Teck Warrant Amendment

On March 15, 2023, the Company amended the exercise price of 10,416,667 common stock purchase warrants of the Company (the “Warrants”) and the expiry date of the warrants to March 31, 2023. The Warrants comprise units of the Company issued to Teck Resources Limited (“Teck”) on a private placement basis on May 13, 2022, in consideration for the Company’s acquisition of the Pend Oreille process plant. Each Warrant entitles the holder thereof to purchase one share of common stock of the Company (each, a “Warrant Share”) at an exercise price of C$0.37 per Warrant Share at any time on or prior to May 12, 2025. The Company amended the exercise price of the Warrants from C$0.37 to C$0.11 per Warrant Share (the “Amended Exercise Price”) and amend the expiry date from May 12, 2025, to March 31, 2023. Following the amendment of the terms of the warrants, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of approximately C$1,145,834 to the Company.

Termination of Prospectus Offering and Private Placement

On February 15, 2023, the Company reported that it intended to terminate its previously announced prospectus offering of Common Shares following its determination that effectiveness of a registration statement on Form S-1 would not be achievable in a time frame consistent with its capital requirements. Concurrently, the Company announced that it had entered into an agreement with a syndicate of agents in connection with a proposed private placement of up to C$9 million of special warrants of the Company (the “Special Warrants”).

On March 28, 2023, the Company announced the closing of its private placement of the Special Warrants by issuing 51,633,727 Special Warrants at a price of C$0.12 per Special Warrant, for aggregate gross proceeds of C$6,196,047.26. Each Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026. In consideration for their services in connection with the Offering, a cash commission in the amount of C$211,461.38 is payable to the Agents. The Agents were also issued 2,070,258 compensation options (the “Compensation Options”). Each Compensation Option is exercisable to acquire one unit of the Company (a “Compensation Unit”) at the Issue Price for a period of 36 months from March 27, 2023, subject to adjustment in certain events. Each Compensation Unit consists of one share of common stock of the Company and one common stock purchase warrant of the Company (an “Agents’ Compensation Warrant”). Each Agents’ Compensation Warrant entitles the holder thereof to acquire one share of common stock of the Company (an “Agents’ Compensation Warrant Share”) at a price of C$0.15 per Agents’ Compensation Warrant Share until March 27, 2026.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of December 31, 2022.

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

Management, including the CEO and CFO, does not expect that the Company’s disclosure controls, procedures and internal control over financial reporting will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of December 31, 2022.

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There has been no change in the Company’s disclosure controls and procedures and internal control over financial reporting, other than the remediation of the material weakness described below that materially affected or was reasonably likely to materially affect the Company’s disclosure controls and procedures and internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As previously disclosed in the Form 10-K for the year ended December 31, 2021, management had concluded there was a material weakness in the Company’s disclosure controls and procedures and identified significant deficiencies in the Company’s internal control over financial reporting.

Remediation actions were fully implemented and executed during the year ended December 31, 2022, which include:

●	The Company replaced certain accounting resources with qualified finance and accounting staff who are experienced in established and proven internal controls and accounting procedures with other companies in the same industry.
●	The Company engaged a third-party firm to assist in developing and implementing disclosure controls and procedures and internal control policies and procedures over financial reporting.
●	Appropriate segregation and assignment of duties between individuals and third-party firms were implemented to perform the regular accounting and finance functions of the Company to assure that transactions occurred timely and in a controlled manner.
●	Processes and controls were implemented over accounts payable transactions and account reconciliations, including the timely submission, review and payment of management expense reports.

These remediation actions were fully implemented and are reflected in the Company’s transactions in 2022; and, as a result, the Company’s management, with the participation of the CEO and CFO, have concluded that, as of December 31. 2022, the material weakness was remediated.

This report does not include an attestation report of the Company’s registered public accounting firm regarding disclosure controls and procedures and internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2022. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	44	April 14, 2020
Richard Williams	Executive Chairman and Director	56	March 27, 2020
David Wiens	CFO and Corporate Secretary	43	January 12, 2021
Mark Cruise	Director	52	June 30, 2022
Cassandra Joseph	Director	51	November 2, 2020
Dickson Hall	Director	70	January 5, 2018
Pamela Saxton	Director	70	October 30, 2020

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

Richard Williams is an executive with an established track-record of transformational leadership within the mining industry and other demanding environments. He is currently an advisor to companies facing complex operational, political or ESG challenges. Formerly the Chief Operating Officer of Barrick and the company’s Executive Envoy to Tanzania, he has also served as Chief Executive Officer of the Afghan Gold and Minerals Company, Non-Executive Director of Trevali Mining Corporation and as a Non-Executive Director of Gem Diamonds Limited. Prior to his commercial mining experience, Mr. Williams served as the Commanding Officer of the British Army’s Special Forces Regiment, the SAS. He holds an MBA from Cranfield University, a BSc in Economics from University College London and an MA in Security Studies from Kings College London.

David Wiens is the Company’s Chief Financial Officer and Corporate Secretary. Mr. Wiens is an experienced mining executive with over 18 years’ experience in corporate finance, financial planning & analysis, treasury and investor relations. Mr. Wiens spent the last eight years with Americas-focused precious metals companies, including over six years at SSR Mining Inc. where he was part of a team that transformed the company from a single asset silver producer with limited mine life to a diversified long-life precious metals company, while meeting production and cost guidance seven years in a row. As Director, Corporate Finance, he led a number of functions including corporate finance, FP&A, treasury, investor relations, concentrate marketing and gold dore sales. SSR Mining Inc. completed a $5 billion merger with Alacer Gold Corp. in September 2020. Prior to his corporate roles, he was an investment banker at a number of financial institutions, including Deutsche Bank AG in London, United Kingdom. Mr. Wiens earned his Bachelor of Commerce with a Finance specialization at the University of British Columbia in Canada, is a CFA® Charterholder, and is completing the CPA designation.

Mark Cruise is a professional geologist with over 27 years of international exploration, development and mining experience. A former polymetallic commodity specialist with Anglo American plc, Dr Cruise founded and was Chief Executive Officer of Trevali Mining Corporation. Under his leadership, from 2008-2019, the company grew from an initial discovery into a global zinc-lead-silver producer with operations in the Americas and Africa. He has previously served as Vice President Business Development and Exploration, COO and CEO for several TSX, TSX-Venture and NYSE-Americas listed exploration and development Companies. Mark has been an independent Director ofmultiple TSX-V; TSX and NYSE-Americas listed Companies with market capitalizations ranging from tens of millions to in-excess of US$1 billion.

Cassandra Joseph is an American lawyer with extensive experience managing the commercial relationship between mining companies and environmental regulators. She is currently VP General Counsel and Corporate Secretary, having previously been Senior Vice President, General Counsel and Corporate Secretary for Nevada Copper Corp. and Associate General Counsel for Tahoe Resources Inc. until it was acquired by Pan American Silver Corp. in 2019. Before this, she worked for the Attorney Generals of California and Nevada, as Deputy and Senior Deputy Attorney General, and as a partner in Watson Rounds PLC (now Brownstein Hyatt Farber Schreck LLP). Educated at Santa Clara University, and University of California at Berkeley, she was called to the State Bar of California in 1999; the US Court of Appeals, Ninth Circuit in 2001; State Bar of Nevada in 2005; and the US Supreme Court, US Court of Appeals and Federal Circuit in 2007.

Dickson Hall currently serves as a Director. He is a partner in Valuestone Advisory Limited, manager of Valuestone Global Resources Fund 1, a mining fund associated with Jiangxi Copper Corporation and China Construction Bank International. Mr. Hall has more than 40 years’ experience in the resource field, much of it in Asia. From 2005 to 2016 he directed corporate development efforts in Asia for Hunter Dickinson Inc. (HDI) raising capital, establishing strategic partnerships and broadening the Asian shareholder base for HDI public companies. He was Senior Vice President of Continental Minerals Corporation which developed the Xietongmen copper-gold project in Tibet, China before selling to China’s Jinchuan Group in 2011 for $446 million. Mr. Hall is also a director and Investment Committee member of Can-China Global Resources Fund, an energy and mining fund backed by the Export-Import Bank of China. He is or has been a director of various resource and non-resource companies. Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

Pam Saxton is an experienced mining company executive and Director. She is currently on the Board of Timberline Resources Corporation and serves as Audit Committee Chair and was previously a Board Member and Audit Committee Chair at Pershing Gold Corporation. She also was on the Board of Aquila Resources Inc. and served on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited. As an Executive, she has served as CFO for Thompson Creek Metals Company and NewWest Gold Corporation, both in Colorado. Having started her professional life working as an auditor for Arthur Andersen in Denver, her career has included senior finance appointments in the American Natural Resources Industry including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations. Ms. Saxton is qualified to serve on the Board by virtue of her expertise in finance, accounting and auditing matters.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (4)($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

David Wiens(2)	December 31, 2022	219,848	163,467		118,217	-	-	-	-	501,532
Chief Financial Officer	December 31, 2021	210,315	66,000	(3)	-	204,213	-	-	-	480,208

John Ryan (5)	December 31, 2022	-	-		-	-	-	-	-	-
Former Chief Executive Officer	December 31, 2021	-	-		-	-	-	-	-	-

Richard Williams	December 31, 2022	240,000	132,084		128,964	-	-	-	-	501,048
Executive Chairman	December 31, 2021	180,000	-		-	-	-	-	-	180,000

Sam Ash(5)	December 31, 2022	270,000	168,600		145,085	-	-	-	-	603,685
Chief Executive Officer	December 31, 2021	250,000	-		-	-	-	-	-	250,000

(1)	Option awards reflect the aggregate grant date fair value computed using the Black-Scholes model; for a discussion, please refer to Note 11 in the Notes to the Financial Statements herein.
(2)	David Wiens appointed as the Company’s CFO on January 1, 2021. On February 19, 2021, 1,037,977 stock options were issued to David Wiens, of which 273,271 stock options vested immediately and the balance of 764,706 stock options vested on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per common share. The grant date fair value of the options was estimated at $204,213.
(3)	In February 2021, the Company issued 208,860 February 2021 Units at a deemed price of $0.45 to settle $66,000 (C$83,544) of bonus owed to David Wiens. Each February 2021 Unit consisted of one common share and one common share purchase warrant, which entitles the holder to acquire a common share of the Company at C$0.60 per common share for a period of five years until February 16, 2026.
(4)	In November 2022, 3,378,548 RSU’s were issued to officers of the Company. These RSU’s are calculated using a share price of C$.0155 on the applicable grant date and will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025.
(5)	Sam Ash became the Company’s CEO on April 14, 2020.

Grant of Plan Based Awards

On February 19, 2021, 1,037,977 stock options were issued to an officer of the Company, of which 273,271 stock options vest immediately and the balance of 764,706 stock options shall vest on December 31, 2021. These options have a 5-year life and are exercisable at C$0.335 per Common Share.

On November 17, 2022, 3,378,548 RSU’s were issued to officers of the Company. These RSU’s will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at December 31, 2022, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Ryan	390,000	—	—	0.60	October 24, 2024	—	—	100,000	12,552

Sam Ash	—	—	—	—	—	—	—	1,449,600	181,949

Richard Williams(1)	989,415	2,968,244	—	0.55	April 20, 2025	—	—	1,110,756	139,419

David Wiens	1,037,977	—	—	0.335	February 19, 2026	—	—	1,018,193	127,800

(1)	As of December 31, 2022, Richard Williams held 2,500,000 vested DSU’s and 2,500,000 unvested DSU’s.

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

The Company’s compensation program is comprised of:

(a)	A base salary or management fee arrangement and benefits. The base salaries or management fee arrangements and benefits paid to the key executives are not based on any specific formula and are set so as to be competitive with other companies of similar size and state of development in the mineral industry. This base salary also includes sign-on incentives, which may be issued in the form of cash, RSUs, DSUs or Options.
(b)	A short-term incentive program in the form of bonuses. Bonuses are paid to key executives based on individual, team and Company performance and the executive’s position in the Company. Any bonus awards are at the sole discretion of the Board.
(c)	Long-term Incentive Plan. The LTIP consists of DSUs, RSUs, PSUs, and Options which provide the Board with additional long-term incentive mechanisms to align the interests of the directors, officers, employees or consultants of the Company with shareholder interests. The LTIP also provides for, among other things, an accelerated vesting of awards in the event of a change in control, thereby aligning the Company’s practices with current corporate governance best practices respecting a change in control.

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

RSU Plan

On November 15, 2022, the Board of the Company approved the adoption of the Company’s Restricted Stock Unit Incentive Plan (the “RSU Plan”) under which RSUs of the Company, whereby each RSU represents the right to receive one Common Share, have been reserved for purposes of possible future issuances of RSUs. The RSU Plan is intended to enhance the Company’s ability to attract and retain highly qualified officers, directors, key employees, consultants and other persons, and to motivate such officers, directors, key employees, consultants and other persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the RSU Plan provides for the grant of RSUs and any of these awards of RSUs (“RSU Awards”) may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals of the Company.

The following information is intended to be a brief description and summary of the material features of the RSU Plan:

(a)	The maximum number of Common Shares available for issuance under the RSU Plan shall be 14,125,808, subject to adjustment or increase of such number pursuant to the terms of the RSU Plan.
(b)	The number of Common Shares to be issued under the RSU Plan shall not exceed 10% of the total number of the issued and outstanding Common Shares.
(c)	In the event that an RSU Award is exercised for Common Shares, the Common Shares reserved for issuance in connection with such RSU Award will be returned to the pool of available Common Shares authorized for issuance under the RSU Plan and will be available for reservation pursuant to a new RSU Award grant.
(d)	RSU Awards may be made under the RSU Plan to any employee, director or consultant of the Company, as the Board shall determine and designate from time to time.
(e)	RSU Awards granted under the RSU Plan may, in the discretion of the Board, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other RSU Award or any award granted under another plan of the Company.
(f)	At the time a grant of RSUs is made, the Board may, in its sole discretion, establish a vesting period applicable to such RSUs, and each RSU Award may be subject to a different vesting period.

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

The following table provides a summary of compensation paid to directors during the year ended December 31, 2022.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Dickson Hall	40,000	—	—	—	—	—	40,000
Mark Cruise	15,774	—	—	—	—	32,594	48,368
Richard Williams	372,084	—	—	—	—	—	372,084
Pam Saxton	36,133	—	—	—	—	40,000	86,129
Cassandra Joseph	36,133	—	—	—	—	40,000	86,129

(1)	RSUs granted to Mark Cruise are calculated using a share price of C$0.20 on the applicable grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants	Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,320,636	$0.38	13,629,530

Equity compensation plans not approved by security holders	-	-	-

Total	9,320,636	$0.38	13,629,530

	Number of securities to be issued upon exercise of outstanding RSUs and DSUs		Weighted average grant date price of outstanding RSUs and DSUs		Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a)			(b)	(c)
RSU Plan	4,822,741			$0.17	9,303,067

DSU Plan	0	(1)	$	N/A	N/A

Total	4,822,741			$0.17	9,303,067

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

Pam Saxton, Cassandra Joseph, Mark Cruise and Dickson Hall are currently the only “independent” directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP, LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP, LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021, and is expected to serve in that capacity for the ensuing year 2023. Principal accounting fees for professional services rendered for the Company by MNP, LLP for the years ended December 31, 2022 and 2021 are summarized in the following table:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit	$92,292	$107,129
Audit related	101,616	36,449
Tax	-	-
All other	95,387	12,841
Total	$289,295	$156,419

Audit Related Fees

The aggregate fees billed by MNP, LLP for assurance and related services that were related to its review of the Company’s quarterly financial statements.

Tax Fees

The aggregate fees billed by MNP, LLP for tax compliance, advice and planning.

All Other Fees

The aggregate fees billed by MNP, LLP for all other professional services, including services associated with financing activities.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Amended and Restated Articles of Incorporation of Liberty Silver Corp. (incorporated by reference to Exhibits 3.8 and 3.9 to the Form S-1 filed on October 27, 2020)
3.2	Certificate of Change dated May 1, 2019 (incorporated by reference to Exhibit 3.10 to the Form S-1 filed on October 27, 2020)
3.3	Certificate of Amendment dated September 11, 2020 (incorporated by reference to Exhibit 3.11 to the Form S-1 filed on October 27, 2020)
3.4	Certificate of Amendment dated November 17, 2022 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.5	Certificate of Correction dated December 6, 2022 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.6	Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012. (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Warrant Indenture dated as of August 14, 2020 (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on October 27, 2020)
4.2	Form of Warrant Certificate dated February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.3	Underlying Warrant Indenture between the Company and Capital Transfer Agency dated April 1, 2022 (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on May 2, 2022)
10.1	Settlement Agreement and Order on Consent for Response Action by Bunker Hill Mining Corp., effective May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 21, 2018)
10.2	First Amendment to the Settlement Agreement with EPA (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2022)
10.3	Purchase Agreement with respect to the Bunker Hill Mine (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 3, 2022)
10.4	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)
10.5	Secured Royalty Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2022)
10.6	Asset sale purchase agreement for the Pend Oreille process plant between Silver Valley Metals Corp. (a subsidiary of the Company) and Teck Washington Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2022)
10.7	Series 2 Convertible Debenture (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.8	Sprott Loan Facility (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.9	Second Omnibus Amendment (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.10	Agency Agreement, dated as of March 27, 2023, by and among Bunker Hill Mining Corp., Echelon Wealth Partners Inc., Roth Capital Partners, LLC and Laurentian Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on March 31, 2023)
10.11	Form of Subscription Agreement for Special Warrant Financing between Bunker Hill Mining Corp. and each Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2023)
10.12	Special Warrant Indenture, dated as of March 27, 2023, between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
10.13	Warrant Indenture, dated as of March 27, 2023, between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-KT filed on April 1, 2021)
23.1*	Consent of Resource Development Associates Inc.
23.2*	Consent of Robert H. Todd
23.3*	Consent of Peter Kondos
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
96.1*	S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur d’Alene Mining District, Shoshone County, Idaho, USA
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer, Principal Executive Officer

By:	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 17, 2023	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	April 17, 2023	By:	/s/ David Wiens
		Name:	David Wiens
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	April 17, 2023	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	April 17, 2023	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	April 17, 2023	By:	/s/ Mark Cruise
		Name:	Mark Cruise
		Title:	Director

Date:	April 17, 2023	By:	/s/ Cassandra Joseph
		Name:	Cassandra Joseph
		Title:	Director

Date:	April 17, 2023	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

