Form 10-Q
period 2023-03-31
Bunker Hill Mining Corp.
filed 2023-05-12
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 12, 2023: 256,099,174

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a. Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022, and all amendments thereto.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	March 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash	$3,592,558	$708,105
Restricted cash	6,476,000	6,476,000
Accounts receivable and prepaid expenses (note 3)	515,491	556,947
Total current assets	10,584,049	7,741,052

Non-current assets
Spare parts inventory	341,004	341,004
Equipment (note 4)	566,516	551,204
Right-of-use asset (note 4)	108,536	-
Long term deposit	269,015	269,015
Bunker Hill Mine and mining interests (note 5)	15,966,737	15,896,645
Process plant (note 4)	9,093,941	8,130,972
Total assets	$36,929,798	$32,929,892

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$5,748,304	$4,523,502
Accrued liabilities	1,825,499	1,500,164
Current portion of lease liability (note 8)	58,531	-
Interest payable (note 7)	595,358	1,154,477
Derivative warrant liability (note 9)	1	903,697
Deferred share units liability (note 11)	374,464	573,742
Promissory notes payable (note 7)	1,500,000	1,500,000
Total current liabilities	10,102,157	10,155,582

Non-current liabilities
Bridge loan	4,731,579	4,684,446
Series 1 convertible debenture (note 7)	5,093,130	5,537,360
Series 2 convertible debenture (note 7)	13,177,407	14,063,525
Royalty convertible debenture (note 7)	9,119,412	10,285,777
Environment protection agency cost recovery liability, net of discount (note 6)	8,315,772	7,941,466
Derivative warrant liability (note 9)	5,612,778	6,438,679
Total liabilities	56,152,235	59,106,835

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 9)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 256,099,174 and 229,501,661 common shares issued and outstanding, respectively (note 9)	255	228
Additional paid-in-capital (note 9)	48,033,043	45,161,513
Special warrants (note 9)	1,484,788	-
Accumulated other comprehensive income	1,060,887	253,875
Accumulated deficit	(69,801,410)	(71,592,559)
Total shareholders’ deficiency	(19,222,437)	(26,176,943)
Total shareholders’ deficiency and liabilities	$36,929,798	$32,929,892

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses
Operation and administration	$879,992	$259,712
Mine preparation	-	2,507,079
Legal and accounting	534,911	362,736
Consulting and wages	770,585	2,357,147
Loss from operations	(2,185,488)	(5,486,674)

Other income or gain (expense or loss)
Change in derivative liability (note 9)	4,226,574	3,454,008
Gain on FV of convertible debentures (note 7)	1,689,701	-
Gain on modification of warrants (note 9)	214,714	-
Gain on foreign exchange	(2,886)	27,920
Loss on FV of debenture derivative	-	(73,469)
Interest expense (note 7)	(1,324,629)	(735,237)
Financing costs (note 9)	(576,751)	-
Debenture finance costs	-	(67,434)
Loss on debt settlement (note 7)	(250,086)	-
Net income (loss) for the period	1,791,149	(2,880,886)

Other comprehensive income (loss), net of tax
Gain on change in FV on own credit risk (note 7)	807,012	-
Other comprehensive income (loss)	807,012	-
Comprehensive income (loss)	2,598,161	(2,880,886)

Net income/(loss) per common share – basic	$0.01	$(0.02)
Net income/(loss) per common share – fully diluted	$0.01	$(0.02)

Weighted average common shares – basic	212,429,683	164,435,826
Weighted average common shares – fully diluted	314,666,701	165,076,880

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Operating activities
Net income (loss) for the period	$1,791,149	$(2,880,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	34,391	(54,735)
Depreciation expense	51,076	78,457
Change in fair value of warrant liability	(4,226,574)	(3,454,008)
Gain on warrant extinguishment	(214,714)	-
Units issued for services	68,656	-
Interest expense on lease liability (note 8)	3,611	1,317
Financing costs	(384,984)
Foreign exchange loss (gain)	-	(27,920)
Foreign exchange loss (gain) on re-translation of lease	-	718
Loss on debt settlement	250,086	-
Amortization of EPA discount	374,307	138,427
(Gain) loss on fair value of derivatives	(1,689,701)	73,469
Imputed interest expense on convertible debentures	-	468,116
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	236,893	6,905
Prepaid finance costs	-	(524,674)
Accounts payable	954,046	(383,159)
Accrued liabilities	498,412	1,545,801
Accrued EPA/IDEQ water treatment	-	75,000
EPA cost recovery payable	-	(2,000,000)
Interest payable	892,753	97,493
Net cash used in operating activities	(1,360,593)	(6,839,679)

Investing activities
Deposit on plant	-	(500,000)
Land purchase	-	(202,000)
Bunker Hill mine purchase	-	(5,524,322)
Process plant	(93,765)	-
Mine improvements	(280,466)	-
Purchase of machinery and equipment	(60,004)	(153,350)
Net cash used in investing activities	(434,235)	(6,379,672)

Financing activities
Proceeds from convertible debentures	-	14,000,000
Proceeds from issuance of special warrants	3,661,822	-
Proceeds from warrants exercise	837,459	-
Proceeds from promissory note	240,000	-
Proceeds from subscriptions received	-	1,775,790
Lease payments	(60,000)	(32,422)
Net cash provided by financing activities	4,679,281	15,743,368
Net change in cash	2,884,453	2,524,017
Cash, beginning of period	7,184,105	486,063
Cash, end of period	$10,068,558	$3,010,080

Supplemental disclosures
Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$874,198	$-
Interest payable settled with common shares	$1,368,724	$-

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$10,068,558	$3,010,080
Less restricted cash	6,476,000	-
Cash end of period	$3,592,558	$3,010,080

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

						Accumulated
			Additional	Stock		other
	Common stock		paid-in-	subscriptions	Special	comprehensive	Accumulated
	Shares	Amount	capital	payable	warrants	income	deficit	Total

Balance, December 31, 2022	229,501,661	$228	$45,161,513	-	$-	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation	-	-	233,668	-	-	-	-	233,668
Compensation options	-	-	111,971	-	-	-	-	111,971
Shares issued for interest payable	16,180,846	16	1,618,811	-	-	-	-	1,618,827
Shares issued for warrant exercise	10,416,667	11	907,080	-	-	-	-	907,091
Special warrants	-	-	-	-	1,484,788	-	-	1,484,788
Gain on fair value from change in credit risk	-	-	-	-	-	807,012	-	807,012
Net income for the period	-	-	-	-	-	-	1,791,149	1,791,149
Balance, March 31, 2023	256,099,174	$255	$48,033,043	$-	$1,484,788	$1,060,887	$(69,801,410)	$(19,222,437)

Balance, December 31, 2021	164,435,826	$164	$38,248,618	$-	$-	$-	$(72,491,150)	$(34,242,368)

Stock-based compensation	-	-	145,186	-	-	-	-	145,186
Stock subscription received for units	-	-	-	1,775,790	-	-	-	1,775,790
Net loss for the period	-	-	-	-	-	-	(2,880,886)	(2,880,886)

Balance, March 31, 2022	164,435,826	$164	$38,393,804	$1,775,790	$-	$-	$(75,372,036)	$(35,202,278)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023

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

Going Concern:

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $69,801,410 as at March 31, 2023 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is considering various financing alternatives including, but not limited to, raising capital through the capital markets, debt, and closing on the multi-metals stream transaction (see note 7). These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

2. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2022. The interim results for the period ended March 31, 2023, are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, useful lives and depreciation methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of commodity sales, fair value of stock based compensation, accrued liabilities, estimation of asset retirement obligations and reclamation liabilities, convertible debentures, and warrants. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	March 31,	December 31,
	2023	2022

Prepaid expenses and deposits	$485,491	$386,218
Environment protection agency overpayment (note 6)	30,000	170,729
Total	$515,491	$556,947

4. Equipment, Right-of-Use asset and Process Plant

Equipment consists of the following:

	March 31,	December 31,
	2023	2022

Equipment	$980,575	$920,571
	980,575	920,571
Less accumulated depreciation	(414,059)	(369,367)
Equipment, net	$566,516	$551,204

The total depreciation expense relating to equipment during the three months ended March 31, 2023 and March 31, 2022 was $44,692 and $54,015, respectively.

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

The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 non-refundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.
-	Value of common shares issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 9.
-	As a result, the total value of the mill at the time of purchase was determined to be $3,974,296, including $341,004 of spare parts inventory.

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheets as a non-current asset in accordance with a preliminary purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities will be captured and capitalized as components of the asset.

Process plant consists of the following:

	March 31,	December 31,
	2023	2022

Plant purchase price less inventory	$3,633,292	$3,633,292
Demobilization	2,204,539	2,201,414
Site preparation costs	3,256,110	2,296,266
Pend Oreille plant asset, net	$9,093,941	$8,130,972

Ball Mill upgrade

On August 30, 2022, the Company entered into an agreement to purchase a ball mill from D’Angelo International LLC for $675,000. The purchase of the mill is to be made in three cash payments. The first two payments were made as follows:

$100,000 on September 15, 2022 as a non-refundable long-term deposit

$100,000 on October 13, 2022, as a refundable long-term deposit

As of March 31, 2023, the Company had not made the final payment of $475,000.

Right-of-use asset consists of the following:

	March 31,	December 31,
	2023	2022

Loader lease	114,920	-
Loader accumulated depreciation	(6,384)	-
Right-of-use asset, net	$108,536	$-

The total depreciation expense during the three months ended March 31, 2023 and March 31, 2022 was $6,384 and $24,442 (relating to an expired lease), respectively.

5. Bunker Hill Mine and Mining Interests

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

The purchase of the mine has been valued on January 7, 2022:

-	Contract purchase price of $7,700,000 less $300,000 credit by seller for prior maintenance payments.
-	Net present value of water treatment cost recovery liability assumed of $6,402,425.
-	Capitalized legal and closing costs of $444,785.
-	As a result, the total value of the mine at the time of purchase was determined to be $14,247,210.

The carrying cost of the Mine is comprised of the following:

	March 31,	December 31,
	2023	2022

Bunker Hill Mine and Mining interests	$14,247,210	$14,247,210
Capitalized development	1,517,526	1,447,435
Pend Oreille plant asset, net	$15,764,736	$15,694,645

Management has determined the purchase to be an acquisition of a single asset.

Land purchase and leases

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

During the three months ended March 31, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase.

6. Environmental Protection Agency and Water Treatment Liabilities (“EPA”)

Historical Cost Recovery Payables - EPA

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

The Company completed the purchase of the Mine (see note 5) and made the initial $2,000,000 cost recovery payment on January 7, 2022. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000, an increase of $8,000,000. This was capitalized as $6,402,425 to the carrying value of the Bunker Hill Mine at time of purchase, comprised of $3,000,000 of incremental current liabilities and $5,000,000 of non-current liabilities (discounted to $3,402,425). See note 5.

During the year ended 2022, the financial assurance was put into place, enabling the restructuring of the payment stream under the Amendment Settlement with the entire $17,000,000 liability being recognized as long-term in nature. As of March 31, 2023 (unchanged from December 31, 2022), the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability. The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $6,476,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $6,476,000 of restricted cash shown within current assets as of March 31, 2023.

The Company recorded discount amortization expense of $374,306 on the discounted liability, bringing the net liability to $8,315,772 (inclusive of interest payable of $156,343).

Water Treatment Charges – IDEQ

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of March 31, 2023 a prepaid expense of $30,000 (December 31, 2022: $170,729) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the consolidated balance sheets as accounts receivable and prepaid expenses.

7. Promissory Notes Payable and Convertible Debentures

Promissory Notes

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. The promissory note was originally scheduled to mature on March 15, 2022, however was extended multiple times and is currently due on June 15, 2023. Principal payments of $1,000,000 in aggregate were made in the year ended December 31, 2022.

At March 31, 2023, the Company owes $1,500,000 in promissory notes payable, which is included in current liabilities on the condensed interim consolidated balance sheets. Interest expense for the three months ended March 31, 2023 and 2022 was $55,479 and $92,466, respectively. At March 31, 2023 financing costs of $439,521 ($384,041 at December 31, 2022) is included in interest payable on the condensed consolidated balance sheet. The effective interest rate of the promissory note is 15%.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party in the amount of $120,000, and a separate non-convertible promissory note in the amount of $120,000 to another party. Each promissory note bore fixed interest of $18,000 per annum, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. Both promissory notes, including interest, were settled on March 27, 2023.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp.

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott Private Resource Streaming and Royalty Corp. (“SRSR”).

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expected to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD, and have therefore been accounted for as a modification.

$6,000,000 Convertible Debenture (CD1)

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

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that the amendments in the terms of the CD1 should not be treated as an extinguishment of the CD1, and have therefore been accounted for as a modification.

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note(3)	12-31-22	03-31-25	7.50%	0.125	120%	7.08%	4.32%	17.85%
RCD note	12-31-22	03-31-25	9.00%	0.125	120%	7.08%	4.32%	17.85%
CD2 note(3)	12-31-22	03-31-25	10.50%	0.125	120%	7.08%	4.32%	19.76%
CD1 note(3)	03-31-23	03-31-25	7.50%	0.082	115%	11.22%	4.06%	21.33%
RCD note	03-31-23	03-31-25	9.00%	0.082	115%	11.22%	4.06%	21.33%
CD2 note(3)	03-31-23	03-31-25	10.50%	0.082	115%	11.22%	4.06%	23.20%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of March 31, 2022. The CD2 carried a DLOM of 10.0% as of the issuance date and June 30, 2022
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.212 as of December 31, 2022
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The valuation of the RCD is driven by the aggregation of (i) the present value of future potential cash flow to the royalty holder, in the event that the RCD is converted to a royalty, utilizing an estimate of future metal sales and Monte Carlo simulations of future metal prices, and (ii) the computation of the present value assuming no conversion to the 1.85% gross revenue royalty. The valuation of (i) is compared to the valuation of (ii) for each simulation, with the higher value used in the aggregation to arrive at the fair value of the RCD. This results in an implied probability of the RCD being converted to the royalty, in the event that the Stream is advanced. Based on this methodology, as of December 31, 2022, the implied probability of the RCD being converted to a 1.85% royalty, in the event that the Stream is advanced, was 89%. Credit spread, Risk-free rate, and Risk-adjusted rate shown for the RCD are applicable to the scenario where the Stream is not advanced. There are immaterial differences in these inputs for the scenario where the Stream is advanced. As of March 31, 2023, these were 11.38%, 4.85%, and 22.18% respectively for the Scenario where the Stream is advanced

The resulting fair values of the CD1, RCD, and CD2 at March 31, 2023, and as of December 31, 2022, were as follows:

Instrument Description	March 31, 2023	December 31, 2022
CD1	$5,093,130	$5,537,360
RCD	9,119,412	10,285,777
CD2	13,117,407	14,063,525
Total	$27,389,949	$29,886,662

The total gain on fair value of debentures recognized during the three months ended March 31, 2023 and March 31, 2022, was $1,689,701 and $nil, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $807,012 and $nil respectively, within other comprehensive income. Interest expense for the three months ended March 31, 2023 and 2022 was $676,849 and $240,164 respectively. At March 31, 2023 interest of $nil ($691,890 at December 31, 2022) is included in interest payable on the consolidated balance sheets. For the three months ended March 31, 2023, and March 31, 2022, the Company recognized $250,086 and $nil, respectively, loss on debt settlement in the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling interest by issuance of shares.

The Company performs quarterly testing of the covenants in the RCD, CD1 and CD2, and was in compliance with all such covenants as of March 31, 2023.

$5,000,000 Bridge Loan

On December 6, 2022, the Company closed a new $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan is secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Bridge Loan bears interest at a rate of 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced. Interest expense for three months ended March 31, 2023 and 2022 was $178,383 and $nil respectively. At March 31, 2023 interest of $131,250 ($53,985 at December 31, 2022) is included in interest payable on the consolidated balance sheets.

$37,000,000 Stream

A minimum of $27,000,000 and a maximum of $37,000,000 (the “Stream Amount”) will be made available under the Stream, at the Company’s option, once the conditions of availability of the Stream have been satisfied, including confirmation of full project funding by an independent engineer appointed by SRSR. If the Company draws the maximum funding of $37,000,000, the Stream would apply to 10% of payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 55 million pounds of zinc, 35 million pounds of lead, and 1 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. If the Company elects to draw less than $37,000,000 under the Stream, the percentage and quantities of payable metals streamed will adjust pro-rata. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. As of March 31, 2023, the Stream had not been advanced.

8. Lease liability

The Company has operating leases for a loader. Below is a summary of the Company’s lease liability as of March 31, 2023:

Leases

Balance, December 31, 2022	$-
Addition	114,920
Interest expense	3,611
Lease payments	(60,000)
Balance, March 31, 2023	58,531

9. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants which were previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille process plant. The warrant entitled the holder thereof to purchase one share of Common Share of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price of the warrants from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of C$1,145,834 to the Company. During the quarter the Company recognized a change in derivative liability of $400,152 relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

In March 2023, the Company closed a brokered private placement of special warrants of the Company (the “March 2023 Offering”), issuing 51,633,727 special warrants of the Company (“March 2023 Special Warrants”) at C$0.12 per March 2023 Special Warrant for $4,536,020 (C$6,196,047), of which $3,661,822 was received in cash and $874,198 was applied towards settlement of accounts payable, accrued liabilities and promissory notes.

In connection with the Offering, each March 2023 Special Warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into one unit (“March 2023 Unit”) of the Company on the earlier date of: (i) the third business day following the date upon which the Company has obtained notification that a resale registration statement of the Company to be filed with the U.S. SEC (the “SEC”) registering the resale of the Underlying Shares (as defined below) issuable upon exercise of the March 2023 Special Warrants and the securities issuable thereunder, has been declared effective by the SEC; and (ii) September 27, 2023 (collectively, the “Automatic Exercise Date”), subject to compliance with U.S. securities laws.

Each March 2023 Unit consists of one share of Common Share of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one Common Share of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026, subject to adjustment in certain events. In the event that the Registration Statement has not been declared effective by the SEC on or before 5:00 p.m. (EST) on July 27, 2023, each unexercised Special Warrant will be deemed to be exercised on the Automatic Exercise Date into one penalty unit of the Company (each, a “Penalty Unit”), with each Penalty Unit being comprised of 1.2 Unit Shares and 1.2 Warrants.

In connection with the March 2023 Offering, the Company incurred share issuance costs of $585,765 and issued 2,070,258 compensation options (the “March 2023 Compensation Options”). Each March 2023 Compensation Option is exercisable at an exercise price of C$0.12 into one Unit Share and one Warrant Share.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at March 31, 2023 and December 31, 2022:

April 2022 special warrants issuance	March 31, 2023	December 31, 2022
Expected life	732 days	822 days
Volatility	120%	120%
Risk free interest rate	3.74%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$1,174,663	$2,406,104
Change in derivative liability	$(1,231,441)

April 2022 non-brokered issuance	March 31, 2023	December 31, 2022
Expected life	732 days	822 days
Volatility	120%	120%
Risk free interest rate	3.74%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$45,673	$93,553
Change in derivative liability	$(47,880)

June 2022 issuance	March 31, 2023	December 31, 2022
Expected life	732 days	822 days
Volatility	120%	120%
Risk free interest rate	3.74%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$35,101	$77,429
Change in derivative liability	$(42,328)

February 2021 issuance	March 31, 2023	December 31, 2022
Expected life	1,046 days	1,136 days
Volatility	120%	120%
Risk free interest rate	3.51%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$682,573	$1,335,990
Change in derivative liability	$(653,416)

August 2020 issuance	March 31, 2023	December 31, 2022
Expected life	153 days	243 days
Volatility	120%	120%
Risk free interest rate	3.74%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$1	$903,697
Change in derivative liability	$(903,696)

June 2019 issuance	March 31, 2023	December 31, 2022
Expected life	1,006 days	1,096 days
Volatility	120%	120%
Risk free interest rate	3.51%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$338,608	$725,737
Change in derivative liability	$(387,129)

August 2019 issuance	March 31, 2023	December 31, 2022
Expected life	1,006 days	1,096 days
Volatility	120%	120%
Risk free interest rate	3.51%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.17
Fair value	$520,399	$1,115,369
Change in derivative liability	$(594,970)

Outstanding warrants at March 31, 2023 and March 31, 2022 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Expired	(239,284)	0.70	0.21
Balance, March 31, 2022	111,173,428	0.52	0.18

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Exercised	(10,416,667)	0.11	0.12
Balance, March 31, 2023	151,712,397	$0.50	$0.17

During the three months ended March 31, 2023, 10,416,667 May 2022 Teck warrants were exercised. During the three months ended March 31, 2022, 239,284 February 2020 broker warrants expired.

At March 31, 2023, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
April 1, 2025	0.37	40,538,969	40,538,969
		151,712,397	151,712,379

March 2023 Special Warrants

The Company closed a private placement of the March 2023 Special Warrants on March 27, 2023, which will convert to Common Shares and common stock purchase warrants in the third quarter of 2023 as described above. As a result, as of March 31, 2023, the Common Shares and common stock purchase warrants had not been issued. In accordance with its accounting policies, the Company has determined the fair value of the March 2023 Special Warrants as of March 31, 2023, through the valuation of the underlying Common Shares and common stock purchase warrants.

As of March 31, 2023, there were 51,633,727 March 2023 Special Warrants outstanding ($nil as of December 31, 2022). The fair value of the underlying warrant liability related to the March 2023 Special Warrants was estimated using the Binomial model to determine the fair value using the following assumptions as at March 31, 2023 and December 31, 2022:

March 2023 special warrants issuance	March 31, 2023	Grant Date
Expected life	1,092 days	1096 days
Volatility	120%	120%
Risk free interest rate	3.51%	3.40%
Dividend yield	0%	0%
Share price (C$)	$0.105	$0.11
Fair value	$2,815,761	$2,781,323
Change in derivative liability	$34,438	$-

Compensation options

At March 31, 2023, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options	1,879,892	0.30
Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options	2,070,258	0.12
Balance, March 31, 2023	7,541,057	0.28

(i)	The grant date fair value of the March 2023 Compensation Options were estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
April 1, 2024 (iii)	$0.30	1,879,892	$264,435
March 27, 2026(v)	$0.12	2,070,057	$111,971
		7,541,057	$966,477

i)	Exercisable into one August 2020 Unit
ii)	Exercisable into one February 2021 Unit
iii)	Exercisable into one April 2022 Unit
iv)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the three months ended March 31, 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,053,136	$0.58
Granted	700,000	$0.15
Expired, May 1, 2022	(47,000)	$10.00
Forfeited	(150,000)	$0.15
Expired, December 31, 2022	(235,500)	$0.50
Balance, December 31, 2022	9,320,636	$0.51
Balance, March 31, 2023	9,320,636	$0.51

The following table reflects the actual stock options issued and outstanding as of March 31, 2023:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.50	200,000	200,000	52,909
0.60	1.57	1,575,000	1,575,000	435,069
0.55	2.06	5,957,659	2,978,830	1,536,764
0.335	2.89	1,037,977	1,037,977	204,213
0.15	0.65	150,000	150,000	14,465
0.15	4.65	400,000	200,000	37,387
		9,320,636	6,141,807	$2,280,807

10. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the three months ended March 31, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	576,000	$0.62
Granted	6,620,641	0.17
Vested	(2,373,900)	0.18
Unvested as at December 31, 2022	4,822,741	$0.22
Unvested as at March 31, 2023 (ii)	4,822,741	$0.22

(i)	On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).
(ii)	Includes 1,507,580 RSU’s which had vested as of March 31, 2023 but had not been converted to Common Shares.

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

The following table summarizes the DSU activity during the three months ended March 31, 2023 and 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	5,625,000	$1.03
Vested (ii)	(625,000)	1.03
Unvested as at March 31, 2022	5,000,000	$1.03

Unvested as at December 31 2022 and March 31, 2023	2,710,000	$1.00

(i)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors.

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

During the three months ended March 31, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026.

13. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Consulting Fees and Salaries	$215,448	$1,097,610

At March 31, 2023 and March 31, 2022, $248,533 and $825,776 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

14. Subsequent Events

None.

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

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended March 31, 2023 and March 31, 2022. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three months ended March 31, 2023 and 2022

Revenue

During the three months ended March 31, 2023, and 2022, respectively, the Company generated no revenue.

Expenses

During the three months ended March 31, 2023, and 2022, the Company reported total operating expenses of $2,185,488 and $5,486,674, respectively.

The decrease in total operating expenses was primarily due to (i) a decrease in mine preparation expenses of $2,507,079, (ii) a decrease in consulting and wages expenses of $1,586,562. Mine preparation expenses were $nil in the three months ended March 31, 2023 primarily as a result of the Company determining that costs directly attributed to the mine after September 30, 2022 (upon the release of the prefeasibility study) constituted mine development (capitalized to non-current assets) instead of mine preparation costs (expense) given the existence of probable mineral reserves and an economic study incorporating them. The decrease in consulting and wages expenses was impacted by a lower volume of transactions and a lower bonus accrual in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Net Income and Comprehensive Income

The Company had net income of $1,791,149 for the year three months ended March 31, 2023 (net loss of $2,880,886 for the three months ended March 31, 2022). In addition to the decrease in operating expenses (as described above), net income in the three months ended March 31, 2023 was positively impacted by a $772,556 increase in the gain due to change in derivative liability ($4,226,574 for the three months ended March 31, 2023 compared to $3,454,008 for the three months ended March 31, 2022) driven by a proportionally greater decline in the Company’s share price in Q1 2023 relative to Q1 2022, a $214,714 gain on extinguishment of Teck warrants during Q1 2023 and an increase in the gain on fair value of convertible debentures of $1,689,701 (three months ended March 31, 2022: $nil). This was partially offset by an increase in interest expense of $589,392 ($1,324,629 for the three months ended March 31, 2023 compared to $735,237 for the three months ended March 31, 2022).

The Company had comprehensive income of $2,598,161 for the three months ended March 31, 2023 (comprehensive loss of $2,880,886 for the month three ended March 31, 2022). Comprehensive income for the three months ended March 31, 2023, is inclusive of a $807,012 gain on change in fair value on own credit risk ($nil for the three months ended March 31, 2022).

Liquidity and Capital Resources

Going Concern

These unaudited condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $69,801,410 as at March 31, 2023 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Current Assets and Total Assets

As of March 31, 2023, the Company had total current assets of $10,584,049, compared to total current assets of $7,741,052 at December 31, 2022 – an increase of $2,842,997; and total assets of $36,929,798, compared to total assets of $32,929,892 at December 31, 2022 – an increase of $3,999,906. The increase in current assets was due to an increase in unrestricted cash as a result of the proceeds from the non-brokered private placement of units of the Company and the exercise of warrants. Total assets increased principally due to the increase in cash and additions to the process plant during the three months ended March 31, 2023.

Current Liabilities and Total Liabilities

As of March 31, 2023, the Company had total current liabilities of $10,102,157 and total liabilities of $56,152,235, compared to total current liabilities of $10,155,581 and total liabilities of $59,106,835 at December 31, 2022. Total liabilities decreased as a result of the revaluations of the convertible debentures and the derivative warrant liabilities.

Working Capital and Shareholders’ Deficit

As of March 31, 2023, the Company had a working capital balance of $481,892 and a shareholders’ deficiency of $19,222,437 compared to a working capital deficit of $2,414,530 and a shareholders’ deficiency of $26,176,943 as of December 31, 2022. The working capital balance increased during the three months ended March 31, 2023, primarily due to the closing of a brokered private placement of special warrants of the Company and proceeds received from the exercise of warrants. The shareholders’ deficiency decreased primarily due to proceeds received from equity financing in the quarter and comprehensive net income in quarter.

Cash Flow

During the three months ended March 31, 2023, the Company had a net cash increase of $2,884,453, primarily due to the closing of a brokered private placement of special warrants of the Company and proceeds received from the exercise of warrants. Cash expenditures during the three months ended March 31, 2023 were primarily utilized to fund working capital requirements.

Subsequent Events

None.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of March 31, 2023.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of March 31, 2023.

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

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2022.

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

The following table provides information for the three months ended March 31, 2023.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	0	0	0	0	0	0	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023

BUNKER HILL MINING CORP.

	By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary

