Form 10-Q
period 2023-06-30
Bunker Hill Mining Corp.
filed 2023-08-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 14, 2023: 317,444,482

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a. Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	June 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash	$35,133,159	$708,105
Restricted cash	6,476,000	6,476,000
Accounts receivable and prepaid expenses (note 3)	1,222,565	556,947
Total current assets	42,831,724	7,741,052

Non-current assets
Spare parts inventory	341,004	341,004
Equipment (note 4)	534,784	551,204
Right-of-use asset (note 4)	102,151	-
Long term deposit	69,015	269,015
Bunker Hill Mine and mining interests (note 5)	13,992,896	15,896,645
Process plant (note 4)	9,992,390	8,130,972
Total assets	$67,863,964	$32,929,892

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$2,878,719	$4,523,502
Accrued liabilities	644,930	1,500,164
Interest payable (note 7)	27,738	1,154,477
Derivative warrant liability (note 8)	1	903,697
Deferred share units liability (note 10)	861,066	573,742
Derivative special warrant liability (note 8)	12,845,643	-
Promissory notes payable (note 7)	1,095,253	1,500,000
Total current liabilities	18,353,350	10,155,582

Non-current liabilities
Bridge loan (note 7)	-	4,684,446
Series 1 convertible debenture (note 7)	5,812,092	5,537,360
Series 2 convertible debenture (note 7)	14,644,406	14,063,525
Stream obligation (note 7)	45,260,844	-
Royalty convertible debenture (note 7)	-	10,285,777
Environmental protection agency cost recovery liability, net of discount (note 6)	8,712,435	7,941,466
Deferred tax liability (note 12)	3,745,067	-
Derivative warrant liabilities (note 8)	7,768,394	6,438,679
Total liabilities	104,296,588	59,106,835

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 8)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 265,810,755 and 229,501,661 common shares issued and outstanding, respectively (note 8)	264	228
Additional paid-in-capital (note 8)	49,538,834	45,161,513
Accumulated other comprehensive income	687,472	253,875
Accumulated deficit	(86,659,194)	(71,592,559)
Total shareholders’ deficiency	(36,432,624)	(26,176,943)
Total shareholders’ deficiency and liabilities	$67,863,964	$32,929,892

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive Income

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2023	2022	2023	2022
Operating expenses
Operation and administration	$2,003,905	$176,892	$2,883,897	$436,604
Mine preparation	-	1,821,223	-	4,328,302
Legal and accounting	388,776	401,318	923,687	764,054
Consulting	944,292	1,580,429	1,714,877	3,937,576
Loss from operations	(3,336,973)	(3,979,862)	(5,522,461)	(9,466,536)

Other income or gain (expense or loss)
Interest income	231,133	-	231,133	-
Change in derivative liabilities (note 8)	(13,246,561)	7,769,211	(9,019,987)	11,223,219
Gain (loss) on foreign exchange	(591)	(249,244)	(3,479)	(221,324)
(Loss) gain on FV of debentures (note 7)	(1,884,232)	1,813,456	(194,531)	1,739,987
Gain on EPA settlement	-	8,614,103	-	8,614,103
Gain on debt settlement (note 5)	7,117,420	-	7,117,420	-
Gain on warrant settlement	-	-	214,714	-
Interest expense (note 7)	(1,388,420)	(382,370)	(2,713,049)	(1,117,607)
Debenture finance costs	-	(1,099,051)	-	(1,166,485)
Finance costs (note 7, 8)	(524,130)	(455,653)	(1,100,881)	(455,653)
Other income	24,439	24,191	24,439	24,191
Loss on debt modification (note 7)	(99,569)	-	(99,569)	-
Loss on debt settlement (note 7)	(241,557)	-	(491,643)	-
(Loss) income for the period pre tax	$(13,349,041)	$12,054,781	$(11,557,894)	$9,173,895
Deferred tax expense (note 12)	(3,508,741)	-	(3,508,741)	-
Net (loss) income for the period	$(16,857,782)	$12,054,781	$(15,066,635)	$9,173,895

Other comprehensive (loss) income, net of tax:
(loss) gain on change in FV on own credit risk	(373,415)	371,586	433,597	371,586
Other comprehensive income	(373,415)	371,586	433,597	371,586
Comprehensive (loss) income	$(17,231,197)	$12,426,367	$(14,633,038)	$9,545,481

Dilutive effect of convertible debentures	-	(836,204)	-	(865,015)
Dilutive effect of derivative warrant liabilities	$-	$-	$-	$-
Diluted net (loss) income and comprehensive (loss) income for the period	$(17,231,197)	$11,590,163	$(14,633,038)	$8,680,466

Net income (loss) per common share – basic	$(0.07)	$0.06	$(0.06)	$0.05
Net income (loss) per common share – fully diluted	$(0.07)	$0.05	$(0.06)	$0.04

Weighted average common shares – basic	258,236,840	210,586,156	247,170,167	187,638,287
Weighted average common shares – fully diluted	258,236,840	245,879,831	247,170,167	214,210,598

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Operating activities
Net (loss) income for the period	$(15,066,635)	$9,173,895
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 9)	975,188	(135,128)
Depreciation expense	89,193	129,445
Change in fair value of warrant liability	9,019,987	(11,223,219)
Deferred tax expense (note 12)	3,508,741	-
Gain on warrant settlement	(214,714)	-
Units issued for services	111,971	1,060,858
Interest expense on lease liability (note 7)	5,080	1,834
Financing costs	-	264,435
Foreign exchange loss (gain)	-	221,324
Foreign exchange loss (gain) on re-translation of lease	-	718
Loss on debt modification	99,569	-
Loss on debt settlement	491,643	-
loss (gain) on fair value of debentures	194,531	(1,739,987)
Amortization of non-current liabilities	855,969	284,087
Gain on debt settlement	(7,117,420)	-
Gain on EPA debt settlement	-	(8,614,103)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(470,181)	(718,179)
Accounts payable	(61,969)	(23,224)
Accrued liabilities	(118,577)	465,268
Accrued EPA/IDEQ water treatment	-	(903,565)
Prepaid finance costs	-	393,640
Deposit on plant demobilization	-	(1,000,000)
EPA cost recovery payable	-	(2,000,000)
Interest payable	1,041,361	766,955
Net cash used in operating activities	(6,656,263)	(13,594,946)

Investing activities
Additions to Bunker Hill Mine and mining interests	(514,127)	(5,524,322)
Land purchase	-	(202,000)
Process plant	(3,155,362)	(1,289,477)
Purchase of equipment	(60,004)	(161,558)
Purchase of spare parts inventory	-	(341,004)
Net cash used in investing activities	(3,729,493)	(7,518,361)

Financing activities
Proceeds from stream obligation	46,000,000	-
Transaction costs stream obligation	(304,156)	-
Proceeds from convertible debentures	-	29,000,000
Proceeds from issuance of shares, net of issue costs	-	7,769,745
Proceeds from issuance of special warrants	3,661,822	-
Proceeds from warrants exercise	837,459	-
Proceeds from promissory note	390,000	-
Repayment of bridge loan	(5,000,000)	-
Repayment of promissory notes	(654,315)	(1,000,000)
Lease payments	(120,000)	(64,828)
Net cash provided by financing activities	44,810,810	35,704,917
Net change in cash	34,425,054	14,591,610
Cash and restricted cash, beginning of period	7,184,105	486,063
Cash and restricted cash, end of period	$41,609,159	$15,077,673

Supplemental disclosures
Cash interest paid	$322,708	$-

Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$874,198	$228,421
Mill purchase for shares and warrants	$-	$3,243,296
Units issued to settle DSU/RSU/Bonuses	$-	$872,399
Interest payable settled with common shares	$2,039,282	$269,750

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$41,609,159	$15,077,673
Less restricted cash	6,476,000	9,476,000
Cash end of period	$35,133,159	$5,601,673

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

					Accumulated
			Additional	Stock	other
	Common stock		paid-in-	subscriptions	comprehensive	Accumulated
	Shares	Amount	capital	payable	income	deficit	Total

Balance, December 31, 2022	229,501,661	$228	$45,161,513	-	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation	-	-	1,050,105	-	-	-	1,050,105
Compensation options	-	-	111,971	-	-	-	111,971
Shares issued for RSUs vested	5,767,218	6	(6)	-	-	-	-
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	-	907,091
Shares issued for interest payable	20,125,209	20	2,308,171	-	-	-	2,308,191
OCI	-	-	-	-	433,597	-	433,597
Net income (loss) for the period	-	-	-	-	-	(15,066,635)	(15,066,635)
Balance, June 30, 2023	265,810,755	$264	$49,538,834	$-	$687,472	$(86,659,194)	$(36,432,624)

Balance, December 31, 2021	164,435,829	$164	$38,248,618	$-	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	161,107	-	-	-	161,107
Compensation options	-	-	264,435	-	-	-	264,435
Shares issued for interest payable	1,315,856	1	269,749	-	-	-	269,750
Shares issued for RSUs vested	933,750	1	(1)	-	-	-	-
Non brokered shares issued for $0.30 CAD	1,471,664	1	352,854	-	-	-	352,855
Stock subscription received for units	-	-	-	1,775,790	-		1,775,790
Special warrant shares issued for $0.30 CAD	37,849,325	38	9,083,719	(1,775,790)	-	-	7,307,967
Contractor shares issued for $0.30 CAD	1,218,000	1	289,999	-	-	-	290,000
Shares issued for Mill purchase	10,416,667	10	1,970,254	-	-	-	1,970,264
Issue costs	-	-	(896,009)	-	-	-	(896,009)
Warrant valuation	-	-	(6,246,848)	-	-	-	(6,246,848)
OCI	-	-	-	-	371,586	-	371,586
Net income (loss) for the period	-	-	-	-	-	9,173,895	9,173,895
Balance, June 30, 2022	217,641,091	$216	$43,497,877	$-	$371,586	$(63,317,255)	$(19,447,576)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2023

(Expressed in United States Dollars)

1. Nature and Continuance of Operations

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

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities. It continues to work at developing its project with a view towards putting it into production.

2. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2022. The interim results for the period ended June 30, 2023, are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, useful lives and depreciation methods, potential impairment of long-lived assets, sale of mineral properties for the accounting of the conversion of the royalty convertible debenture (the “RCD”), deferred income taxes, settlement pricing of commodity sales, fair value of stock based compensation, accrued liabilities, estimation of asset retirement obligations and reclamation liabilities, convertible debentures, stream obligation, and warrants. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	June 30,	December 31,
	2023	2022

Prepaid expenses and deposits	$1,162,565	$386,218
Environment protection agency overpayment (note 6)	60,000	170,729
Total	$1,222,565	$556,947

4. Equipment, Right-of-Use asset, and Process Plant

Equipment consists of the following:

	June 30,	December 31,
	2023	2022

Equipment	$980,575	$920,571
	980,575	920,571
Less accumulated depreciation	(445,791)	(369,367)
Equipment, net	$534,784	$551,204

The total depreciation expense relating to equipment during the three and six months ended June 30, 2023, was $31,732 and $76,424, respectively. Compared to the three and six months ended June 30, 2022, was $38,692 and $77,091, respectively.

Process Plant

On May 13, 2022, the Company completed the purchase of a package of equipment and parts inventory from Teck Resources Limited’s (“Teck”) Pend Oreille operation. The package comprises substantially all the mineral processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of components and parts for the mill, assay lab, conveyer, field instruments, and electrical spares.

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

The process plant was purchased in an assembled state, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheets as a non-current asset in accordance with the purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities will be captured and capitalized as components of the asset.

Process plant consists of the following:

	June 30,	December 31,
	2023	2022

Plant purchase price less inventory	$3,633,292	$3,633,292
Ball mill purchase	745,626	-
Demobilization	2,204,539	2,201,414
Site preparation costs	3,408,933	2,296,266
Process Plant	$9,992,390	$8,130,972

On June 30, 2023, the Company made the final payment of $545,626 to D’Angelo International LLC to complete the purchase of a ball mill for a total $745,626 (inclusive of two previously paid deposits of $100,000 from the Company to D’Angelo International LLC). The ball mill is capable of delivering the 1,800 ton per day mine plan envisaged in the Company’s Prefeasibility Study, and subject to future detailed engineering and mine planning, the mill could also potentially support a throughput increase.

Right-of-use asset consists of the following:

	June 30,	December 31,
	2023	2022

Loader lease	114,920	-
Loader accumulated depreciation	(12,769)	-
Right-of-use asset, net	$102,151	$-

The total depreciation expense during the three and six months ended June 30, 2023, was $6,385 and $12,769, respectively. Compared to the three and six months ended June 30, 2022, was $24,442 and $52,353, (relating to an expired lease) respectively.

5. Bunker Hill Mine and Mining Interests

Bunker Hill Mine Purchase

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

Under the terms of the November 20, 2020, amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in Common Shares of the Company. The Company agreed to make an advance payment of $2,000,000, credited towards the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in Common Shares of the Company.

The Amended Agreement also required payments pursuant to an agreement with the Environmental Protection Agency (“EPA”) whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery as per the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to EPA in this regard totaled $11,000,000.

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

Capitalized Development

Commencing on October 1, 2022, the Company capitalizes mine development. Through June 30, 2023, a total of $1,517,526 had been capitalized.

Sale of Mineral Properties

On June 23, 2023, as consideration for the extinguishment of the RCD, as described in note 7, the Company granted a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 1.35% rate will apply to claims outside of these areas.

This transaction is treated as a sale of mineral interest to Sprott. The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of June 23, 2023 before consideration of the sale of mineral properties. This analysis utilized a discount rate of 13% and long-term metal prices of $1.09/lb, $0.98/lb and $25.51/oz for zinc, lead and silver respectively, consistent with assumptions utilized in the valuation of the RCD at extinguishment. The Company has recognized a gain of $6,980,932 in the condensed interim consolidated condensed interim consolidated statements of (loss) income and comprehensive income.

The carrying cost of the Mine is comprised of the following:

	June 30,	December 31,
	2023	2022

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	1,517,526	1,447,435
Sale of mineral properties (royalty)	(1,973,840)	-
Bunker Hill mine	$13,790,896	$15,694,645

Land purchase and lease

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

During the six months ended June 30, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase.

6. Environmental Protection Agency and Water Treatment Liabilities (“EPA”)

Historical Cost Recovery Payables - EPA

As a part of the lease of the Mine with Placer Mining the Company was required to make payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, it was required to make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for cost recovery related to historical treatment costs paid by the EPA from 1995 to 2017. These payments, if all are made, will total $20,000,000. The agreement called for payments starting with $1,000,000 30 days after an agreement was signed (which payment was made) followed by $2,000,000 on November 1, 2018, and $3,000,000 on each of the next five anniversaries with a final $2,000,000 payment on November 1, 2024. The November 1, 2018, November 1, 2019, November 1, 2020, and November 1, 2021, payments were not made. As a result, a total of $11,000,000 was outstanding as of December 31, 2021, accounted for within current liabilities. As the purchase of the Bunker Hill Mine (which would trigger the immediate recognition of the remaining liabilities due through November 1, 2024) had not yet taken place, the remaining $8,000,000 cost recovery liabilities were not recognized on the Company’s consolidated balance sheets as of December 31, 2021.

Prior to the purchase of the Mine, the Company engaged in discussions with the EPA to reschedule these payments in ways that enable the sustainable operation of the Mine as a viable long-term business.

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, US Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectivity of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of the historical environmental costs. Pursuant to the terms of the Amended Settlement, upon purchase of the Bunker Hill Mine and the satisfaction of financial assurance commitments (as described below), the $19,000,000 of cost recovery liabilities will be paid by the Company to the EPA on the following dates:

Date	Amount
Within 30 days of Settlement Agreement	$2,000,000
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$ 2,000,000 plus accrued interest

In addition to the changes in payment terms and schedule, the Amended Settlement included a commitment by the Company to secure $17,000,000 of financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA within 180 days from the effective date of the Amended Settlement. Once in place, the financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

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

During the year ended 2022, the financial assurance was put into place, enabling the restructuring of the payment under the Amendment Settlement with the entire $17,000,000 liability being recognized as long-term. As of June 30, 2023 (unchanged from December 31, 2022), the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability. The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $6,476,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $6,476,000 of restricted cash shown within current assets as of June 30, 2023.

The Company recorded accretion expense on the liability of $396,663 and $770,969 for the three and six months ended June 30, 2023, respectively, bringing the net liability to $8,712,435 (previously accrued interest of $154,743) as of June 30, 2023.

Water Treatment Charges – Idaho Department of Environmental Quality

Separate to the cost recovery liability outlined above, the Company is responsible for the payment of ongoing water treatment charges. Water treatment charges incurred through December 31, 2021, were payable to the EPA, and charges thereafter are payable to the Idaho Department of Environmental Quality (“IDEQ”) following a handover of responsibilities for the Central Treatment Plant from the EPA to the IDEQ as of that date.

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of June 30, 2023, a prepaid expense of $60,000 (December 31, 2022: $170,729) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the condensed interim balance sheets as accounts receivable and prepaid expenses.

7. Promissory Notes Payable and Convertible Debentures

Promissory Notes

On September 22, 2021, the Company issued a non-convertible promissory note of $2,500,000 bearing interest of 15% per annum and payable at maturity. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. The promissory note was originally scheduled to mature on March 15, 2022, however, was extended multiple times and is currently due on December 31, 2023. Principal payments of $1,000,000 in aggregate were made in the year ended December 31, 2022. Principal payment of $504,315 was made during the 6 months ended June 30, 2023. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in loss on modification of debt in the condensed interim consolidated statements of income.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party of $120,000, and a separate non-convertible promissory note of $120,000 to another party. Each promissory note bore fixed interest of $18,000 per annum, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. Both promissory notes, including interest, were settled on March 27, 2023.

In June 2023, the Company issued a non-convertible promissory note in the amount of $150,000. The promissory note bore fixed interest of $15,000 per annum, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. The promissory note, including interest, was settled in June 2023.

At June 30, 2023, the Company owes $1,095,253 in promissory notes payable, which is included in current liabilities on the condensed interim consolidated balance sheets. Interest expense for the three and six months ended June 30, 2023, was $54,931 and $110,411 respectively. Compared to the three and six months ended June 30, 2022, was $92,466 and $167,877 respectively. At June 30, 2023 financing costs of $3,151 ($384,041 at December 31, 2022) is included in interest payable on the condensed interim balance sheet. The effective interest rate of the promissory note is 15%.

Project Finance Package with Sprott Private Resource Streaming & Royalty Corp. (“SRSR”)

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with SRSR.

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expected to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals Stream of up to $37,000,000. The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

On June 17, 2022, the Company consummated a new $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from SRSR was further increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

On May 23, 2023, the Company announced an upsized and improved $67,000,000 project finance package with SRSR, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 new debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from SRSR was envisaged to increase to $96,000,000 including the RCD, CD1, CD2, Stream and debt facility (together, the “Project Financing Package”). The Bridge Loan, as previously envisaged, was to be repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

On June 23, 2023, the Project Financing Package and related transactions closed, consistent with the Company’s announcement of May 23, 2023. The Company incurred $254,220 of financing costs on the condensed interim consolidated statements of (loss) income and comprehensive income relating to the modification of CD1, CD2, the extinguishment of RCD and the closing of the $21,000,000 debt facility.

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

On June 23, 2023, the funding date of the Stream, the RCD was repaid by the Company granting a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims historically worked as described above. A 1.35% rate will apply to claims outside of these areas. The Company recorded a gain on sale of mineral properties of $6,980,932 in the condensed interim consolidated statements of income (loss). Additionally, on settlement of the RCD, $347,499 of previously deferred to other comprehensive income was recognized in the net income (loss on FV of convertible debentures) on the condensed interim consolidated statement of income (loss). The Royalty Put Option permits SRSR Streaming to resell the royalty to the Company for $8 million upon default under the Series 1 Convertible Debentures or Series 2 Convertible Debentures until such time that they are repaid in full. The Company has accounted for the Royalty as a sale of mineral properties (refer to Note 5 for further detail).

$6,000,000 Convertible Debenture (CD1)

The Company closed the $6,000,000 CD1 on January 28, 2022, which was increased from the previously announced $5,000,000. The CD1 bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option, and initially had a maturity date of the earlier of July 7, 2023 (subsequently amended, as described below) or the closing of the $37,000,000 stream that was announced on December 20, 2021. The CD1 is secured by a pledge of the Company’s properties and assets, and is convertible into Common Shares at a price of C$0.30 per Common Share at SRSR’s election at any time through the maturity date. The Company may elect to repay the CD1 early; if SRSR elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the stream is advanced, unless the Company elects to exercise its option of early repayment or SRSR elects to exercise its share conversion option. The Company determined that the amendments in the terms of the CD1 should not be treated as an extinguishment of the CD1, and have therefore been accounted for as a modification.

Concurrent with the funding of the Stream in June 2023, the Company and SRSR agreed to amend the maturity date of CD1 from March 31, 2025, to March 31, 2026, and that CD1 would remain outstanding until the new maturity date unless the company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification.

$15,000,000 Series 2 Convertible Debenture (CD2)

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option, and matured on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets, and is convertible into Common Shares at a price of C$0.29 per Common Share at SRSR’s election at any time through the maturity date. The repayment terms include 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on the maturity date.

Concurrent with the funding of the Stream in June 2023, the Company and SRSR agreed to amend the maturity date of the CD2 from 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on March 31, 2025, to payment in full on March 31, 2026, and that the CD2 would remain outstanding until the new maturity date unless the company elects to exercise its option of early repayment or SRSR elects to exercise its share conversion option. The Company determined that the amendments to the terms of the CD2 should not be treated as an extinguishment of the CD2 and have therefore been accounted for as a modification.

The Company determined that in accordance with ASC 815 derivatives and hedging, each debenture will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note(3)	12-31-22	03-31-25	7.50%	0.125	120%	7.08%	4.32%	17.85%
RCD note	12-31-22	03-31-25	9.00%	0.125	120%	7.08%	4.32%	17.85%
CD2 note(3)	12-31-22	03-31-25	10.50%	0.125	120%	7.08%	4.32%	19.76%
CD1 note(3)	03-31-23	03-31-25	7.50%	0.082	115%	11.22%	4.06%	21.33%
RCD note(5)	03-31-23	03-31-25	9.00%	0.082	115%	11.22%	4.06%	21.33%
CD2 note(3)	03-31-23	03-31-25	10.50%	0.082	115%	11.22%	4.06%	23.20%
RCD note	06-23-23	03-31-25	9.00%	0.169	120%	8.28%	4.83%	19.37%
CD1 note(3)	06-30-23	03-31-26	7.50%	0.186	120%	7.93%	4.58%	18.83%
CD2 note(3)	06-30-23	03-31-26	10.50%	0.186	120%	7.93%	4.58%	20.73%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of June 30, 2023. The CD2 carried a DLOM of 10.0% as of the issuance date and June 30, 2023
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.226 as of June 30, 2023, and $0.219 and CD2 is $0.212 as of December 31, 2022
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The valuation of the RCD is driven by the aggregation of (i) the present value of future potential cash flow to the royalty holder, in the event that the RCD is converted to a royalty, utilizing an estimate of future metal sales and Monte Carlo simulations of future metal prices, and (ii) the computation of the present value assuming no conversion to the 1.85% gross revenue royalty. The valuation of (i) is compared to the valuation of (ii) for each simulation, with the higher value used in the aggregation to arrive at the fair value of the RCD. This results in an implied probability of the RCD being converted to the royalty, in the event that the Stream is advanced. Based on this methodology, as of June 30, 2023 (pre-modification), the implied probability of the RCD being converted to a 1.85% royalty, in the event that the Stream is advanced, was 77%. Credit spread, Risk-free rate, and Risk-adjusted rate shown for the RCD are applicable to the scenario where the Stream is not advanced. There are immaterial differences in these inputs for the scenario where the Stream is advanced.

The resulting fair values of the CD1, RCD, and CD2 at June 30, 2023, and as of December 31, 2022, were as follows:

Instrument Description	June 30, 2023	December 31, 2022
CD1	$5,812,092	$5,537,360
RCD	-	10,285,777
CD2	14,644,406	14,063,525
Total	$20,456,498	$29,886,662

The total (loss) gain on fair value of debentures recognized during the three and six months ended June 30, 2023 was ($1,884,232) and ($194,531), respectively, and $1,813,456 and $1,739,987 for the three and six months ended June 30, 2022, respectively. The portion of changes in fair value attributable to changes in the Company’s credit risk is accounted for within other comprehensive (loss) income during the three and six months ended June 30, 2023 was ($373,415) and $433,597, respectively. Compared to the three and six months ended June 30, 2022 was $371,255 and $371,255, respectively. Interest expense for the three and six months ended June 30, 2023 was $670,562 and $1,347,411, respectively. Compared to the three and six months ended June 30, 2022 was $348,574 and $588,738, respectively. At June 30, 2023 interest of $nil ($691,890 at December 31, 2022) is included in interest payable on the consolidated balance sheets. For the three and six months ended June 30, 2023 the Company recognized $18,803 and $268,889, respectively, loss on debt settlement in the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling interest by issuance of shares. Compared to the three and six months ended June 30, 2022 was $nil and $nil, respectively.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was in compliance with all such covenants as of June 30, 2023.

$5,000,000 Bridge Loan

On December 6, 2022, the Company closed a $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan is secured by the same security package in place for the RCD, CD1, and CD2. The Bridge Loan bears interest of 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced.

On June 23, 2023 the Company repaid the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the condensed interim consolidated statements of (loss) income. At June 30, 2023 interest of $nil ($53,985 at December 31, 2022) is included in interest payable on the condensed interim balance sheets. Interest expense for three and six months ended June 30, 2023, was $168,166 and $346,550 respectively. Compared to the three and six months ended June 30, 2022, was $nil and $nil respectively.

$46,000,000 Stream

On June 23, 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company. The Stream applies to 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company incurred $824,156 of transactions costs directly related to the Stream which were capitalized against the initial recognition of the Stream of $45,175,844 on the condensed interim consolidated balance sheets.

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the condensed interim consolidated statements of income.

The Company determined the effective interest rate of the Stream obligation to be 11.6% and recorded accretion expense on the liability of $85,000 for the three and six months ended June 30, 2023 ($nil for the three and six months 2022), bringing the liability to $45,260,844 as of June 30, 2023.

$21,000,000 Debt Facility

On June 23, 2023 the Company closed a $21,000,000 debt facility with SRSR which is available for draw at the Company’s election for a period of 2 years. As of June 23, 2023, and June 30, 2023, the company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility will be June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of June 30, 2023.

8. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille processing plant. The warrant entitled the holder to purchase one Common Share of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of C$1,145,834 to the Company. During the quarter the Company recognized a change in derivative liability of $400,152 relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

In March 2023, the Company closed a brokered private placement of special warrants (the “March 2023 Offering”), issuing 51,633,727 special warrants of the Company (“March 2023 Special Warrants”) at C$0.12 per March 2023 Special Warrant for $4,536,020 (C$6,196,047), of which $3,661,822 was received in cash and $874,198 was applied towards settlement of accounts payable, accrued liabilities and promissory notes.

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

Each March 2023 Unit consists of one share of Common Share of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one Common Share of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026, subject to adjustment in certain events. In the event that the Registration Statement has not been declared effective by the SEC on or before 5:00 p.m. (EST) on July 27, 2023, each unexercised Special Warrant will be deemed to be exercised on the Automatic Exercise Date into one penalty unit of the Company (each, a “Penalty Unit”), with each Penalty Unit being comprised of 1.2 Unit Shares and 1.2 Warrants. Notice of such effectiveness was received on July 11, 2023, eliminating the potential for issuance of the Penalty Units.

In connection with the March 2023 Offering, the Company incurred share issuance costs of $846,661 and issued 2,070,258 compensation options (the “March 2023 Compensation Options”). Each March 2023 Compensation Option is exercisable at an exercise price of C$0.12 into one Unit Share and one Warrant Share. Refer to note 15 subsequent events for details on the effectiveness of the registration statement and conversion into units.

The Special Warrants issued on March 27, 2023 were converted to 51,633,727 Common Shares and common stock purchase warrants in the third quarter of 2023. As of June 30, 2023, the common shares and common stock purchase warrants had not been issued. The Company determined that in accordance with ASC 815 derivatives and hedging, each Special Warrant will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss until the common shares and common stock purchase warrants are issued.

The fair value of the Special Warrant is determined through the valuation of the Unit Share based on the observed price of the Company’s Common Shares, a Level 1 input, together with a valuation of the warrant component of the March 2023 Unit using the Binomial model calibrated with inputs as shown in the table below.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

March 2023 special warrants	June 30, 2023	Grant Date
Expected life	1,001 days	1096 days
Volatility	24%	24%
Risk free interest rate	4.21%	3.40%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.11
Fair value	$12,845,643	$4,536,020
Change in derivative liability	$8,309,623

For prior financings, excluding the March 2023 Special Warrants, the Company has accounted for warrants in accordance with ASC 815 derivatives and hedging. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marked to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of outstanding warrants during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at June 30, 2023 and December 31, 2022:

April 2022 special warrants issuance	June 30, 2023	December 31, 2022
Expected life	641 days	822 days
Volatility	120%	120%
Risk free interest rate	4.58%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$3,284,658	$2,406,104
Change in derivative liability	$878,554

April 2022 non-brokered issuance	June 30, 2023	December 31, 2022
Expected life	641 days	822 days
Volatility	120%	120%
Risk free interest rate	4.58%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$127,713	$93,553
Change in derivative liability	$34,160

June 2022 issuance	June 30, 2023	December 31, 2022
Expected life	641 days	822 days
Volatility	120%	120%
Risk free interest rate	4.58%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$105,701	$77,429
Change in derivative liability	$28,272

February 2021 issuance	June 30, 2023	December 31, 2022
Expected life	955 days	1,136 days
Volatility	120%	120%
Risk free interest rate	4.21%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$1,810,642	$1,335,990
Change in derivative liability	$474,652

August 2020 issuance	June 30, 2023	December 31, 2022
Expected life	62 days	243 days
Volatility	100%	120%
Risk free interest rate	4.58%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$1	$903,697
Change in derivative liability	$(903,696)

June 2019 issuance	June 30, 2023	December 31, 2022
Expected life	915 days	1,096 days
Volatility	115%	120%
Risk free interest rate	4.12%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$961,686	$725,737
Change in derivative liability	$235,949

August 2019 issuance	June 30, 2023	December 31, 2022
Expected life	915 days	1,096 days
Volatility	115%	120%
Risk free interest rate	4.21%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.23	$0.17
Fair value	$1,477,994	$1,115,369
Change in derivative liability	$362,625

Outstanding warrants at June 30, 2023 and June 30, 2022 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, June 30, 2022	162,129,064	0.49	0.17

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Exercised	(10,416,667)	0.11	0.12
Balance, June 30, 2023	151,712,397	$0.50	$0.17

During the six months ended June 30, 2023, 10,416,667 May 2022 Teck warrants were exercised. During the six months ended June 30, 2022, 239,284 February 2020 broker warrants expired.

At June 30, 2023, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

August 31, 2023	0.50	58,284,148	58,284,148
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
April 1, 2025	0.37	40,538,969	40,538,969
		151,712,397	151,712,379

Compensation options

At June 30, 2023, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options	1,879,892	0.30
Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options	2,070,258	0.15
Balance, June 30, 2023	7,541,057	0.28

(i)	The grant date fair value of the March 2023 Compensation Options were estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

August 31, 2023 (i)	$0.35	3,239,907	$521,993
February 16, 2024 (ii)	$0.40	351,000	$68,078
April 1, 2024 (iii)	$0.30	1,879,892	$264,435
March 27, 2026(v)	$0.15	2,070,258	$111,971
		7,541,057	$966,477

i)	Exercisable into one August 2020 Unit
ii)	Exercisable into one February 2021 Unit
iii)	Exercisable into one April 2022 Unit
iv)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the six months ended June 30, 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,053,136	$0.58
Granted	700,000	$0.15
Expired, May 1, 2022	(47,000)	$10.00
Forfeited	(150,000)	$0.15
Expired, December 31, 2022	(235,500)	$0.50
Balance, December 31, 2022	9,320,636	$0.51
Balance, June 30, 2023	9,320,636	$0.51

The following table reflects the actual stock options issued and outstanding as of June 30, 2023:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.25	200,000	200,000	52,909
0.60	1.32	1,575,000	1,575,000	435,069
0.55	1.81	5,957,659	4,468,245	1,536,764
0.335	2.64	1,037,977	1,037,977	204,213
0.15	0.41	150,000	150,000	14,465
0.15	4.40	400,000	200,000	37,387
		9,320,636	7,631,222	$2,280,807

The vesting of stock options during the three and six months ending June 30, 2023, resulted in stock based compensation expenses of $34,441 and $93,140 respectively ($66,384 and $168,994 for the three and six months ending June 30, 2022, respectively).

9. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the six months ended June 30, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	576,000	$0.62
Granted	6,620,641	0.17
Vested	(2,373,900)	0.18
Unvested as at December 31, 2022	4,822,741	$0.22
Granted	4,109,637	0.24
Vested	(5,767,218)	0.24
Unvested as at June 30, 2023	3,165,160	$0.22

(i)	On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the six months ended June 30, 2022, which is included in operation and administration expenses on the condensed consolidated statements of (loss) income and comprehensive (loss) income.

(ii)	On April 29, 2022, the Company granted 76,750 RSUs to certain consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $16,800 for the year ended December, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(iii)	On June 30, 2022, the Company granted 15,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $2,328 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(iv)	On June 1, 2023, the Company granted 4,067,637 RSUs to executives and employees of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $717,660 for the six months ended June 30, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(v)	On June 4, 2023, the Company granted 42,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $7,825 for the six months ended June 30, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

The vesting of RSU’s during the three and six months ending June 30, 2023, resulted in stock based compensation expense of $419,754 and $594,724 respectively ($15,922 and $38,859 for the three and six months ending June 30, 2022, respectively).

10. Deferred Share Units

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

The following table summarizes the DSU activity during the six months ended June 30, 2023 and 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	5,625,000	$1.03
Vested (i)	(3,125,000)	1.03
Unvested as at June 30, 2022	2,500,000	$1.03

Unvested as at December 31, 2022	2,710,000	0.97
Vested (ii)	(1,250,000)	1.03
Unvested as at December 31 2022 and June 30, 2023	1,460,000	$1.00

(i)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors. During the three months ended June 30, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions.
(ii)	On April 21, 2023, 1,250,000 DSUs for one of the Company’s Directors vested.

The vesting of DSU’s during the three and six months ending June 30, 2023, resulted in stock based compensation expense of $486,602 and $287,324, respectively (stock based recovery of $695,494 and $895,416 for the three and six months ending June 30, 2022, respectively).

11. Commitments and Contingencies

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of Acid Mine Drainage in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. The Company responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes the lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

During the six months ended June 30, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026.

12. Deferred tax liability

The Company incurred income tax expense of $3.5 million for the three and six months ended June 30, 2023, and incurred no income tax expense for the three and six months ended June 30, 2022. The Company’s effective income tax rate for the first six months of 2023 was -30.29% compared to 0.0% for the first six months of 2022. The effective tax rate during the first six months of 2023 rate differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue compared to its treatment as debt under U.S. GAAP thereby resulting in a decrease of the existing valuation allowance against deferred tax assets related to the utilization of $32.3 million of net operating losses not previously benefitted. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets. The effective tax rate during the first six months of 2022 rate differed from the statutory rate primarily due to changes in the valuation allowance established to offset net deferred tax assets.

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will likely ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

13. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Consulting fees & wages	$357,468	$486,241	$572,917	$1,583,850

At June 30, 2023 and June 30, 2022, $52,148 and $1,049,304, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

14. Subsequent Events

Conversion of March 2023 Special Warrants

On July 24, 2023, the “March 2023, Special Warrants” automatically converted into one share of common stock of the company and one common stock purchase warrant of the company which entitles each warrant holder to acquire one share of common stock of the Company at an exercise price of $0.15 per warrant share until March 27, 2026.

2023 RSU Grant

On July 4, 2023, 6,735,354 RSU’s were granted to employees and executives of the Company. The RSU awards vest in one-third increments on March 31 of 2024, 2025 and 2026.

2023 DSU Grant

On July 4, 2023, 1,611,826 DSU’s were granted to directors of the Company. The DSU awards vest immediately.

On July 6, 2023, 245,454 DSU’s were granted to a director of the Company. The DSU award vests on July 6, 2024.

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

Background and Overview

The Company’s sole focus is the development and restart of its 100% owned Bunker Hill mine (the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company purchased the Mine on January 7, 2022 for $5,400,000 in cash. Prior to purchasing the Mine, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was announced on August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

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

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, published multiple economic studies and Mineral Resource Estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott Private Resource Streaming & Royalty Corp. (“SRSR”), an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine.

Key milestones following the purchase of the mine have included the purchase and demobilization of a process plant to site, advancement of engineering and a Prefeasibility Study envisaging the restart of the Mine, the completion of the primary portion of the ramp decline connecting the 5 and 6 Levels and securing of $96,000,000 of financing commitments from SRSR.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and six months ended June 30, 2023 and June 30, 2022. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three and six months ended June 30, 2023 and 2022

Revenue

During the three and six months ended June 30, 2023, and 2022, respectively, the Company generated no revenue.

Expenses

During the three and six months ended June 30, 2023, the Company reported total operating expenses of $3,336,973 and $5,522,461, respectively (total operating expenses of $ 3,979,862 and $9,466,536 for the three and six months ending June 30, 2022, respectively).

The decrease in total operating expenses was primarily due to (i) a decrease in mine preparation expenses of $1,821,223, and $4,382,302 (ii) a decrease in consulting and wages expenses of $636,137 and $2,222,699 for the three and six months ending, respectively. Mine preparation expenses were $nil in the six months ended June 30, 2023, primarily as a result of the Company determining that costs directly attributed to the mine after September 30, 2022 (upon the release of the prefeasibility study) constituted mine development costs (capitalized to non-current assets) instead of mine preparation costs (expense) given the existence of probable mineral reserves and an economic study incorporating them. The decrease in consulting and wages expenses was impacted by a lower volume of transactions and a lower bonus accrual in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.

Net Income (loss) and Comprehensive Income (loss)

The Company had net loss of $16,857,782 for the three months ended June 30, 2023 (net income of $12,054,781 for the three months ended June 30, 2022). Offsetting the decrease in operating expenses (as described above), net loss in the three months ended June 30, 2023 was impacted by a $21,015,772, increase in the loss due to change in derivative liability (loss of $13,246,561 for the three months ended June 30, 2023 compared to gain of $7,769,211 for the three months ended June 30, 2022) and a loss of $1,884,232 for the 3 months ending June 30, 2023 relating to the change in fair of convertible debentures compared to a gain of 626,075 for the 3 months ending June 30, 2022). Both changes in fair value were driven by a proportionally greater incline in the Company’s share price for the three months ending June 30, 2023, relative to a decline in share price in the three months ending June 30, 2022. The change in net loss was further impacted by a decrease of $1,496,683 gain on extinguishment in debt in the three months ending June 30, 2023, compared to the 3 months ending June 30, 2022. A gain of $7,117,420 was recognized in the three months ending June 30, 2023, relating to the sale of mineral properties, compared with a $8,614,103 gain on EPA settlement in the three months ending June 30, 2022. Net loss for the three months ending June 30, 2023, included the initial recognition of a deferred tax liability and corresponding deferred tax expense relating to the closing of the stream transaction ($3,508,741 for the six months ending June 30, 2023, compared to $nil for the 6 months ending June 30, 2022).

The Company had net loss of $15,066,635 for the six months ended June 30, 2023 (net income of $9,173,895 for the six months ended June 30, 2022). Offsetting the decrease in operating expenses (as described above), net loss in the six months ended June 30, 2023 was impacted by a $20,243,206 increase in the loss due to change in derivative liability (loss of $9,019,987 for the six months ended June 30, 2023 compared to gain of $11,223,2019 for the six months ended June 30, 2022) and a loss of $194,531 for the 3 months ending June 30, 2023 relating to the change in fair of convertible debentures compared to a gain of 552,606 for the 3 months ending June 30, 2022). Both changes in fair value were driven by a proportionally greater incline in the Company’s share price for the six months ending June 30, 2023, relative to a decline in share price in the six months ending June 30, 2022. The change in net loss was further impacted by a decrease of $1,496,683 gain on extinguishment in debt in the six months ending June 30, 2023, compared to the 3 months ending June 30, 2022. A gain of $7,117,420 was recognized in the six months ending June 30, 2023, relating to the sale of mineral properties, compared with a $8,614,103 gain on EPA settlement in the six months ending June 30, 2022. Net loss for the six months ending June 30, 2023, included the initial recognition of a deferred tax liability and corresponding deferred tax expense relating to the closing of the stream transaction ($3,508,741 for the six months ending June 30, 2023, compared to $nil for the 6 months ending June 30, 2022).

The Company had comprehensive loss of $17,231,197 and $14,633,038 for the three and six months ended June 30, 2023, respectively (comprehensive income of $12,426,367 and $9,545,481 for the month three and six ended June 30, 2022, respectively). Comprehensive (loss) income for the three and six months ended June 30, 2023, is inclusive of a ($373,415) and $433,597 gain on change in fair value on own credit risk ($371,586 and $371,586 for the three and six months ended June 30, 2022, respectively).

Liquidity and Capital Resources

Current Assets and Total Assets

As of June 30, 2023, the Company had total current assets of $42,831,724, compared to total current assets of $7,741,052 at December 31, 2022 – an increase of $35,090,672; and total assets of $67,863,964, compared to total assets of $32,929,892 at December 31, 2022 – an increase of $34,934,072. The increase in current assets and total assets was primarily due to the closing of the $46,000,000 Stream, net of repayment of the $5,000,000 Bridge Loan and transaction related costs.

Current Liabilities and Total Liabilities

As of June 30, 2023, the Company had total current liabilities of $18,353,350 and total liabilities of $104,296,588, compared to total current liabilities of $10,155,582 and total liabilities of $59,106,835 at December 31, 2022. Current liabilities decreased primarily as a result of the repayment of the $5,000,000 Bridge Loan from the proceeds of the Stream. Total liabilities increased primarily as a result of closing of the $46,000,000 Stream (net of repayment of the $5,000,000 Bridge Loan) and an increase in the carrying values of the CD1 and CD2 and settlement of RCD.

Working Capital and Shareholders’ Deficit

As of June 30, 2023, the Company had a working capital balance of $24,478,374 and a shareholders’ deficiency of $36,432,624 compared to a working capital deficit of $2,414,530 and a shareholders’ deficiency of $26,176,943 as of December 31, 2022. The working capital balance increased during the six months ended June 30, 2023, primarily due to cash received from closing of the $46,000,000 Stream (net of repayment of the $5,000,000 Bridge Loan and transaction related costs) and cash received from the closing of a brokered private placement of special warrants of the Company, partially offset by operating expenses and capital expenditures incurred during the period. The shareholders’ deficiency decreased due to net loss for the six months ended June 30, 2023, partially offset by an increase due to proceeds received from equity financing in the six months ended June 30, 2023.

Cash Flow

During the six months ended June 30, 2023, the Company had a net cash increase of $34,425,054, primarily due to the closing of a brokered private placement of special warrants of the Company and proceeds received from the exercise of warrants and closing of the Stream agreement with SRSR. Cash expenditures during the six months ended June 30, 2023, were primarily related to working capital requirements.

Subsequent Events

Conversion of March 2023 Special Warrants

On July 24, 2023, the “March 2023, Special Warrants” automatically converted into one share of common stock of the company and one common stock purchase warrant of the company which entitles each warrant holder therof to acquire one share of common stock of the Company at an exercise price of $0.15 per Warrant share until March 27, 2026.

2023 RSU Grant

On July 4, 2023, 6,735,354 RSU’s were granted to employees and executives of the Company. The RSU awards vest in one-third increments on March 31 of 2024, 2025 and 2026.

2023 DSU Grant

On July 4, 2023, 1,611,826 DSU’s were granted to directors of the Company. The DSU awards vest immediately.

On July 6, 2023, 245,454 DSU’s were granted to a director of the Company. The DSU award vest on July 6, 2024.

New Director

On July 6, 2023, the Company appointed Paul Smith to its Board of Directors and Chair of its new Growth Committee.

AGM Results and Amendments to Equity Compensation Plans

The Company held its Annual General Meeting (the “Meeting”) on August 4, 2023. The nominees for the Board of Directors listed in the Company’s management information circular dated July 6, 2023 (the “Circular”), being (i) Sam Ash, (ii) Mark Cruise, (iii) Dickson Hall, (iv) Cassandra Joseph, (v) Pamela Saxton, (vi) Paul Smith and (vii) Richard Williams, were elected to the board of directors of the Company (the “Board”) to hold office until the next annual meeting of shareholders or until their successors are duly appointed or elected.

In addition, at the Meeting, the shareholders of the Company approved: (ii) the re-appointment of MNP LLP Chartered Professional Accountants as auditor of the Company for the ensuing year; (ii) the Company’s amended and restated stock option plan (the “Amended and Restated Stock Option Plan”); and (iii) the Company’s amended and restated restricted stock unit incentive plan (the “Amended and Restated RSU Plan” and, together with the Stock Option Plan, the “Security Based Compensation Plans”).

The Security Based Compensation Plans were each approved by the Board on July 5, 2023 and are being implemented to comply with the policies of the TSX Venture Exchange (the “TSXV”) in connection with Bunker Hill’s application to list its common stock (the “Common Shares”) on the TSXV.

The Amended and Restated Stock Option Plan is a rolling plan meaning that the maximum number of Common Shares issuable thereunder is 10% of the issued and outstanding Common Shares (on a non-diluted basis) at the time of the grant of options.

The Amended and Restated RSU Plan is a fixed plan meaning the maximum number of Common Shares issuable thereunder is fixed at 26,581,075, being 10% of the issued and outstanding Common Shares (on a non-diluted basis as at July 5, 2023.

Additional information regarding the Security Based Compensation Plans, including details regarding the amendments, can be found in the Circular posted on Bunker Hill’s SEDAR+ profile at www.sedarplus.ca.

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

Convertible loans, promissory notes, stream obligation and warrants

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

The stream obligation inputs used to determine the future cash flows and effective interest for the amortized cost calculation include futures prices of minerals and expected mineral production over the life of the mine.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of June 30, 2023.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of June 30, 2023.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. The Company responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes the lawsuit against Placer Mining Corp. is without merit and intends to defend Placer Mining Corp. vigorously pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

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

The following table provides information for the three months ended June 30, 2023.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	1	0	0	0	0	143.00	0	No	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023

BUNKER HILL MINING CORP.

	By	/s/ David Wiens
David Wiens, Chief Financial Officer and Corporate Secretary

