Form 10-Q
period 2023-09-30
Bunker Hill Mining Corp.
filed 2023-11-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 13, 2023: 322,619,482

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a. Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022.

Bunker Hill Mining Corp.

Unaudited Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash	$28,360,495	$708,105
Restricted cash	6,476,000	6,476,000
Accounts receivable and prepaid expenses (note 3)	685,318	556,947
Total current assets	35,521,813	7,741,052

Non-current assets
Spare parts inventory	341,004	341,004
Equipment (note 4)	664,188	551,204
Right-of-use asset (note 4)	143,549	-
Long term deposit	249,265	269,015
Bunker Hill Mine and mining interests (note 5)	14,693,810	15,896,645
Process plant (note 4)	13,550,493	8,130,972
Total assets	$65,164,122	$32,929,892

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$1,842,719	$4,523,502
Accrued liabilities	862,010	1,500,164
Current portion of lease liability	23,500	-
Derivative warrant liability (note 8)	-	903,697
Deferred share units liability (note 10)	719,097	573,742
Interest payable (note 7)	579,558	1,154,477
Promissory notes payable (note 7)	1,095,253	1,500,000
Total current liabilities	5,122,137	10,155,582

Non-current liabilities
Bridge loan (note 7)	-	4,684,446
Series 1 convertible debenture (note 7)	5,190,551	5,537,360
Series 2 convertible debenture (note 7)	12,746,242	14,063,525
Stream obligation (note 7)	46,665,044	-
Royalty convertible debenture (note 7)	-	10,285,777
Environmental protection agency cost recovery liability, net of discount (note 6)	9,132,953	7,941,466
Deferred tax liability (note 12)	2,842,067	-
Derivative warrant liabilities (note 8)	4,657,031	6,438,679
Total liabilities	86,356,025	59,106,835

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 8)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 317,444,482 and 229,501,661 common shares issued and outstanding, respectively (note 8)	316	228
Additional paid-in-capital (note 8)	57,262,905	45,161,513
Accumulated other comprehensive income	756,210	253,875
Accumulated deficit	(79,211,334)	(71,592,559)
Total shareholders’ deficiency	(21,191,903)	(26,176,943)
Total shareholders’ deficiency and liabilities	$65,164,122	$32,929,892

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Unaudited Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2023	2022	2023	2022
Operating expenses
Operation and administration	$1,530,884	$150,910	$4,414,781	$587,514
Mine preparation	-	2,533,101	-	6,861,403
Legal and accounting	443,635	210,960	1,367,322	975,014
Consulting and wages	797,203	929,977	2,512,080	4,867,553
Loss from operations	(2,771,722)	(3,824,948)	(8,294,183)	(13,291,484)

Other income or gain (expense or loss)
Interest income	476,397	-	707,530	-
Change in derivative liabilities (note 8)	8,531,630	7,315,161	(488,357)	18,538,380
Gain on FV of debentures (note 7)	2,450,968	1,301,069	2,256,437	3,041,056
Gain on EPA settlement	-	-	-	8,614,103
Gain on debt settlement (note 5)	-	-	7,117,420	-
Gain on warrant settlement	-	-	214,714	-
Interest expense (note 6,7)	(2,293,643)	(1,026,233)	(5,006,692)	(2,143,840)
Debenture finance costs	-	(64,054)	-	(1,230,539)
Finance costs (note 7, 8)	170,771	-	(930,110)	(455,653)
Loss on debt modification (note 7)	-	-	(99,569)	-
Loss on debt settlement (note 7)	-	-	(491,643)	-
Other (loss) income	(919)	1,811	23,520	26,002
(Loss) on foreign exchange	(18,622)	(12,453)	(22,101)	(233,777)
(Loss) income for the period pre tax	$6,544,860	$3,690,353	$(5,013,034)	$12,864,248
Deferred tax recovery (expense) (note 12)	903,000	-	(2,605,741)	-
Net (loss) income for the period	$7,447,860	$3,690,353	$(7,618,775)	$12,864,248

Other comprehensive income, net of tax:
Gain on change in FV on own credit risk	68,738	625,050	502,335	996,636
Other comprehensive income	68,738	625,050	502,335	996,636
Comprehensive (loss) income	$7,516,598	$4,315,403	$(7,116,440)	$13,860,884

Dilutive effect of derivative warrant liabilities	$-	$-	$-	$-
Diluted net (loss) income and comprehensive (loss) income for the period	$7,516,598	$4,315,403	$(7,116,440)	$13,860,884

Net income (loss) per common share – basic	$0.02	$0.02	$(0.03)	$0.07
Net income (loss) per common share – fully diluted	$0.01	$0.01	$(0.03)	$0.05

Weighted average common shares – basic	303,974,814	219,466,235	266,313,125	198,364,188
Weighted average common shares – fully diluted	415,044,889	318,204,510	266,313,125	250,681,393

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Unaudited Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Operating activities
Net (loss) income for the period	$(7,618,775)	$12,864,248
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,131,965	(300,475)
Depreciation expense	126,425	172,259
Change in fair value of warrant liability	488,357	(18,538,380)
Deferred tax expense	2,605,741	-
Gain on warrant settlement	(214,714)	-
Units issued for services	111,971	1,060,858
Interest expense on lease liability	5,384	1,834
Interest expense	-	2,143,840
Financing costs	-	264,435
Foreign exchange loss (gain)	-	233,059
Foreign exchange loss (gain) on re-translation of lease	-	718
Loss on debt modification	99,569	-
Loss on debt settlement	491,643	-
Loss (gain) on fair value of debentures	(2,256,437)	(3,041,056)
Accretion of non-current liabilities	2,597,487	631,701
Gain on debt settlement	(7,117,420)	-
Gain on EPA debt settlement	-	(8,614,103)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(113,184)	(1,145,727)
Accounts payable	(1,393,749)	947,699
Accrued liabilities	(101,498)	526,322
Accrued EPA/IDEQ water treatment	-	(903,565)
Prepaid finance costs	-	393,640
Deposit on plant demobilization	-	(1,000,000)
EPA cost recovery payable	-	(2,000,000)
Interest payable - EPA	-	(113,579)
Interest payable	1,593,181	(639,402)
Net cash used in operating activities	(9,564,054)	(17,055,674)

Investing activities
Additions to Bunker Hill Mine and mining interests	(1,094,037)	(5,880,471)
Land purchase	-	(202,000)
Process plant	(5,818,688)	(2,815,398)
Purchase of equipment	(219,751)	(316,600)
Purchase of spare parts inventory	-	(341,004)
Net cash used in investing activities	(7,132,476)	(9,555,473)

Financing activities
Proceeds from stream obligation	46,000,000	-
Transaction costs stream obligation	(740,956)	-
Proceeds from convertible debentures	-	29,000,000
Proceeds from issuance of shares, net of issue costs	-	7,769,745
Proceeds from issuance of special warrants	3,661,822	-
Proceeds from warrants exercise	837,459	-
Proceeds from promissory note	390,000	-
Repayment of bridge loan	(5,000,000)	-
Repayment of promissory notes	(654,315)	(1,000,000)
Lease payments	(145,090)	(64,828)
Net cash provided by financing activities	44,348,920	35,704,917
Net change in cash	27,652,390	9,093,770
Cash and restricted cash, beginning of period	7,184,105	486,063
Cash and restricted cash, end of period	$34,836,495	$9,579,833

Supplemental disclosures
Cash interest paid	$322,708	$-

Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$874,198	$228,421
Mill purchase for shares and warrants	$-	$3,243,296
Units issued to settle DSU/RSU/Bonuses	$-	$872,399
Interest payable settled with common shares	$2,039,282	$643,906

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$34,836,495	$9,579,833
Less restricted cash	6,476,000	9,476,000
Cash end of period	$28,360,495	$103,833

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Unaudited Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

					Accumulated
			Additional	Stock	other
	Common stock		paid-in-	subscriptions	comprehensive	Accumulated
	Shares	Amount	capital	payable	income	deficit	Total

Balance, December 31, 2022	229,501,661	$228	$45,161,513	-	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation	-	-	1,348,851	-	-	-	1,348,851
Compensation options	-	-	111,971	-	-	-	111,971
Shares issued for RSUs vested	5,767,218	6	(6)	-	-	-	-
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	-	907,090
Shares issued for interest payable	20,125,209	20	2,308,171	-	-	-	2,308,191
Special warrant shares issued for $0.15 CAD	51,633,727	52	7,425,325	-	-	-	7,425,377
OCI	-	-	-	-	502,335	-	502,335
Net income (loss) for the period	-	-	-	-	-	(7,618,775)	(7,618,775)
Balance, September 30, 2023	317,444,482	$316	$57,262,905	$-	$756,210	$(79,211,334)	$(21,191,903)

Balance, December 31, 2021	164,435,829	$164	$38,248,618	$-	$-	$(72,491,150)	$(34,242,368)
Stock-based compensation	-	-	188,477	-	-	-	188,477
Compensation options	-	-	264,435	-	-	-	264,435
Shares issued for interest payable	3,291,339	3	643,903	-	-	-	643,906
Shares issued for RSUs vested	966,750	2	(2)	-	-	-	-
Non brokered shares issued for $0.30 CAD	1,471,664	1	352,854	-	-	-	352,855
Stock subscription received for units	-	-	-	1,775,790	-		1,775,790
Special warrant shares issued for $0.30 CAD	37,849,325	38	9,083,719	(1,775,790)	-	-	7,307,967
Contractor shares issued for $0.30 CAD	1,218,000	1	289,999	-	-	-	290,000
Shares issued for Mill purchase	10,416,667	10	1,970,254	-	-	-	1,970,264
Issue costs	-	-	(900,531)	-	-	-	(900,531)
Warrant valuation	-	-	(6,246,848)	-	-	-	(6,246,848)
OCI	-	-	-	-	996,636	-	996,636
Net income (loss) for the period	-	-	-	-	-	12,864,248	12,864,248
Balance, September 30, 2022	219,649,574	$219	$43,894,878	$-	$996,636	$(59,626,902)	$(14,735,169)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Three and Nine Months Ended September 30, 2023

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

2. Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2022. The interim results for the period ended September 30, 2023, are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	September 30,	December 31,
	2023	2022

Prepaid expenses and deposits	$595,318	$386,218
Environment protection agency overpayment (note 6)	90,000	170,729
Total	$685,318	$556,947

4. Equipment, Right-of-Use asset, and Process Plant

Equipment consists of the following:

	September 30,	December 31,
	2023	2022

Equipment	$1,140,324	$920,571
	1,140,324	920,571
Less accumulated depreciation	(476,136)	(369,367)
Equipment, net	$664,188	$551,204

The total depreciation expense relating to equipment during the three and nine months ended September 30, 2023, was $30,344 and $106,769, respectively. Compared to the three and nine months ended September 30, 2022, was $42,814 and $119,905, respectively.

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

The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 non-refundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.
-	Value of common shares issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 8.
-	As a result, the total value of the mill at the time of purchase was determined to be $3,974,296, including $341,004 of spare parts inventory.

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

Process plant consists of the following:

	September 30,	December 31,
	2023	2022

Plant purchase price less inventory	$3,633,292	$3,633,292
Ball mill purchase	745,626	-
Demobilization	2,204,539	2,201,414
Site preparation costs	6,967,036	2,296,266
Process Plant	$13,550,493	$8,130,972

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

Right-of-use asset consists of the following:

	September 30,	December 31,
	2023	2022

Loader leases	163,205	-
Loader leases accumulated depreciation	(19,656)	-
Right-of-use asset, net	$143,549	$-

The total depreciation expense during the three and nine months ended September 30, 2023, was $6,887 and $19,656, respectively. Compared to the three and nine months ended September 30, 2022, was $nil and $52,353, (relating to an expired lease) respectively.

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

Capitalized Development

Commencing on October 1, 2022, the Company capitalizes mine development. Through September 30, 2023, a total of $2,218,439 had been capitalized.

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

This transaction is treated as a sale of mineral interest to Sprott. The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of June 23, 2023 before consideration of the sale of mineral properties. This analysis utilized a discount rate of 13% and long-term metal prices of $1.09/lb, $0.98/lb and $25.51/oz for zinc, lead and silver respectively, consistent with assumptions utilized in the valuation of the RCD at extinguishment. The Company has recognized a gain of $6,980,932 in the unaudited condensed interim consolidated statements of (loss) income and comprehensive (loss) income.

The carrying cost of the Mine is comprised of the following:

	September 30,	December 31,
	2023	2022

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	2,218,440	1,447,435
Sale of mineral properties (note 7)	(1,973,840)	-
Bunker Hill mine	$14,491,810	$15,694,645

Land purchase and lease

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

During the nine months ended September 30, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase (note 11).

6. Environmental Protection Agency and Water Treatment Liabilities (“EPA”)

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

The Company completed the purchase of the Mine (see note 5) and made the initial $2,000,000 cost recovery payment on January 7, 2022. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000, an increase of $8,000,000 from $9,000,000. This was capitalized as $6,402,425 to the carrying value of the Bunker Hill Mine at time of purchase, comprised of $3,000,000 of incremental current liabilities and $5,000,000 of non-current liabilities (discounted to $3,402,425). See note 5.

During the year ended 2022, the financial assurance was put into place, enabling the restructuring of the payment under the Amendment Settlement with the entire $17,000,000 liability being recognized as long-term. As of September 30, 2023 (unchanged from December 31, 2022), the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability. The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $6,476,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $6,476,000 of restricted cash shown within current assets as of September 30, 2023.

The Company recorded accretion expense on the liability of $420,518 and $1,191,487 for the three and nine months ended September 30, 2023, respectively, bringing the net liability to $9,132,953 (previously accrued interest of $154,743) as of September 30, 2023.

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of September 30, 2023, a prepaid expense of $90,000 (December 31, 2022: $170,729) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the unaudited condensed interim balance sheets as accounts receivable and prepaid expenses.

7. Promissory Notes Payable and Convertible Debentures

Promissory Notes

On September 22, 2021, the Company issued a non-convertible promissory note of $2,500,000 bearing interest of 15% per annum and payable at maturity. The Company purchased a land parcel for approximately $202,000 on March 3, 2022, which may be used as security for the promissory note. The promissory note was originally scheduled to mature on March 15, 2022, however, was extended multiple times and is currently due on December 31, 2023. Principal payments of $1,000,000 in aggregate were made in the year ended December 31, 2022. Principal payment of $504,315 was made during the 9 months ended September 30, 2023. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in loss on modification of debt in the unaudited condensed interim consolidated statements of income.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party of $120,000, and a separate non-convertible promissory note of $120,000 to another party. Each promissory note bore fixed interest of $18,000 per annum, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. Both promissory notes, including interest, were settled on March 27, 2023 through participating in the March 2023 Offering (Note 8).

In June 2023, the Company issued a non-convertible promissory note in the amount of $150,000. The promissory note bore fixed interest of $15,000 per annum, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. The promissory note, including interest, was settled in June 2023.

At September 30, 2023, the Company owes $1,095,253 in promissory notes payable, which is included in current liabilities on the unaudited condensed interim consolidated balance sheets. Interest expense for the three and nine months ended September 30, 2023, was $41,410 and $151,821 respectively. Compared to the three and nine months ended September 30, 2022, was $56,712 and $224,589 respectively. At September 30, 2023 financing costs of $44,560 ($384,041 at December 31, 2022) is included in interest payable on the unaudited condensed interim balance sheet. The effective interest rate of the promissory note is 15%.

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

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with SRSR, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 new debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from SRSR was envisaged to increase to $96,000,000 including the RCD, CD1, CD2, Stream and debt facility (together, the “Project Financing Package”). The Bridge Loan, as previously envisaged, was to be repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

The Company incurred $254,220 of financing costs on the unaudited condensed interim consolidated statements of (loss) income and comprehensive (loss) income relating to the modification of CD1, CD2, the extinguishment of RCD and the closing of the $21,000,000 debt facility.

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

On June 23, 2023, the funding date of the Stream, the RCD was repaid by the Company granting a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims historically worked as described above. A 1.35% rate will apply to claims outside of these areas. The Company recorded a gain on sale of mineral properties of $6,980,932 in the unaudited condensed interim consolidated statements of income (loss). Additionally, on settlement of the RCD, $347,499 of previously deferred to other comprehensive (loss) income was recognized in the net income (loss on FV of convertible debentures) on the unaudited condensed interim consolidated statement of income (loss). The Royalty Put Option permits SRSR Streaming to resell the royalty to the Company for $8 million upon default under the Series 1 Convertible Debentures or Series 2 Convertible Debentures until such time that they are repaid in full. The Company has accounted for the Royalty as a sale of mineral properties (refer to Note 5 for further detail).

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note(3)	12-31-22	03-31-25	7.50%	0.125	120%	7.08%	4.32%	17.85%
RCD note	12-31-22	03-31-25	9.00%	0.125	120%	7.08%	4.32%	17.85%
CD2 note(3)	12-31-22	03-31-25	10.50%	0.125	120%	7.08%	4.32%	19.76%
CD1 note(3)	03-31-23	03-31-25	7.50%	0.082	115%	11.22%	4.06%	21.33%
RCD note(5)	03-31-23	03-31-25	9.00%	0.082	115%	11.22%	4.06%	21.33%
CD2 note(3)	03-31-23	03-31-25	10.50%	0.082	115%	11.22%	4.06%	23.20%
RCD note	06-23-23	03-31-25	9.00%	0.169	120%	8.28%	4.83%	19.37%
CD1 note(3)	06-30-23	03-31-26	7.50%	0.186	120%	7.93%	4.58%	18.83%
CD2 note(3)	06-30-23	03-31-26	10.50%	0.186	120%	7.93%	4.58%	20.73%
CD1 note(3)	09-30-23	03-31-26	7.50%	0.104	115%	8.65%	4.91%	19.78%
CD2 note(3)	09-30-23	03-31-26	10.50%	0.104	115%	8.65%	4.91%	21.67%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of September 30, 2023. The CD2 carried a DLOM of 10.0% as of the issuance date and September 30, 2023
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.226 as of September 30, 2023, and $0.219 and CD2 is $0.212 as of December 31, 2022
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The valuation of the RCD is driven by the aggregation of (i) the present value of future potential cash flow to the royalty holder, in the event that the RCD is converted to a royalty, utilizing an estimate of future metal sales and Monte Carlo simulations of future metal prices, and (ii) the computation of the present value assuming no conversion to the 1.85% gross revenue royalty. The valuation of (i) is compared to the valuation of (ii) for each simulation, with the higher value used in the aggregation to arrive at the fair value of the RCD. This results in an implied probability of the RCD being converted to the royalty, in the event that the Stream is advanced. Based on this methodology, as of June 30, 2023 (pre-modification), the implied probability of the RCD being converted to a 1.85% royalty, in the event that the Stream is advanced, was 77%. Credit spread, Risk-free rate, and Risk-adjusted rate shown for the RCD are applicable to the scenario where the Stream is not advanced. There are immaterial differences in these inputs for the scenario where the Stream is advanced.

The resulting fair values of the CD1, RCD, and CD2 at September 30, 2023, and as of December 31, 2022, were as follows:

Instrument Description	September 30, 2023	December 31, 2022
CD1	$5,190,551	$5,537,360
RCD	-	10,285,777
CD2	12,746,242	14,063,525
Total	$17,936,793	$29,886,662

The total gain on fair value of debentures recognized during the three and nine months ended September 30, 2023 was $2,450,968 and $2,256,437, respectively, and $1,301,069 and $3,041,056 for the three and nine months ended September 30, 2022, respectively. The portion of changes in fair value attributable to changes in the Company’s credit risk is accounted for within other comprehensive (loss) income during the three and nine months ended September 30, 2023 was $68,738 and $502,335, respectively. Compared to the three and nine months ended September 30, 2022 was $625,050 and $996,636, respectively. Interest expense for the three and nine months ended September 30, 2023 was $510,411 and $1,857,822, respectively. Compared to the three and nine months ended September 30, 2022 was $691,111 and $1,279,849, respectively. At September 30, 2023 interest of $510,411 ($691,890 at December 31, 2022) is included in interest payable on the consolidated balance sheets. For the three and nine months ended September 30, 2023 the Company recognized $nil and $268,889, respectively, loss on debt settlement in the unaudited condensed interim consolidated statements of (loss) income and comprehensive (loss) income as a result of settling interest by issuance of shares (0 and 20,125,209 shares for the three and nine months ending September 30, 2023 respectively). Compared to the three and nine months ended September 30, 2022 was $nil and $nil, respectively.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was in compliance with all such covenants as of September 30, 2023.

$5,000,000 Bridge Loan

On December 6, 2022, the Company closed a $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan is secured by the same security package in place for the RCD, CD1, and CD2. The Bridge Loan bears interest at 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced.

On June 23, 2023 the Company repaid the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the unaudited condensed interim consolidated statements of (loss) income. At September 30, 2023 interest of $nil ($53,985 at December 31, 2022) is included in interest payable on the unaudited condensed interim balance sheets. Interest expense for three and nine months ended September 30, 2023, was $168,166 and $346,550 respectively. Compared to the three and nine months ended September 30, 2022, was $nil and $nil respectively.

$46,000,000 Stream

On June 23, 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company. The Stream applies to 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would apply to 2% of payable metals sold. The delivery price of streamed metals will be 20% of the applicable spot price. The Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company incurred $824,156 of transactions costs directly related to the Stream which were capitalized against the initial recognition of the Stream of $45,175,844 on the unaudited condensed interim consolidated balance sheets.

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the unaudited condensed interim consolidated statements of income.

The Company determined the effective interest rate of the Stream obligation to be 11.4% and recorded accretion expense on the liability of $1,321,000 and $1,406,000 respectively for the three and nine months ended September 30, 2023 ($nil for the three and nine months 2022), bringing the liability to $46,665,044 as of September 30, 2023.

$21,000,000 Debt Facility

On June 23, 2023 the Company closed a $21,000,000 debt facility with SRSR which is available for draw at the Company’s election for a period of 2 years. As of June 23, 2023, and June 30, 2023, the company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility will be June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of September 30, 2023 as no amount has been drawn from the facility.

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

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille processing plant. The warrant entitled the holder to purchase one Common Share of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of 837,460 (C$1,145,834) to the Company. During the three and nine months ending September 30, 2023 the Company recognized a change (gain) in derivative liability of $nil and $(400,152) respectively, relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

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

The Special Warrants issued on March 27, 2023 were converted to 51,633,727 Common Shares and common stock purchase warrants on July 24, 2023. The Company determined that in accordance with ASC 815 derivatives and hedging, each Special Warrant will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss until the common shares and common stock purchase warrants are issued.

The fair value of the Special Warrant is determined through the valuation of the Unit Share based on the observed price of the Company’s Common Shares, a Level 1 input, together with a valuation of the warrant component of the March 2023 Unit using the Binomial model calibrated with inputs as shown in the table below.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

March 2023 special warrants	Conversion Date	Grant Date
Expected life	977 days	1096 days
Volatility	24%	24%
Risk free interest rate	4.64%	3.40%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.11
Fair value of March 2023 Unit	$9,809,314	$4,536,020
Change in derivative liability	$5,273,294

Common Stock	$7,425,377
Warrant	$2,383,937

For prior financings, excluding the March 2023 Special Warrants, the Company has accounted for warrants in accordance with ASC 815 derivatives and hedging. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the United States Dollars. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marked to market at each financial reporting period. The change in fair value of the warrant is recorded in the unaudited condensed interim consolidated statements of income (loss) and comprehensive (loss) income as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of outstanding warrants during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at September 30, 2023 and December 31, 2022:

March 2023 warrants	September 30, 2023	Grant Date
Expected life	909 days	909 days
Volatility	24%	24
Risk free interest rate	4.64%	4.33
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.19
Fair value	$1,149,538	$2,383,937
Change in derivative liability	$(1,234,399)

April 2022 special warrants issuance	September 30, 2023	December 31, 2022
Expected life	549 days	822 days
Volatility	120%	120%
Risk free interest rate	4.87%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$1,408,152	$2,406,104
Change in derivative liability	$(997,952)

April 2022 non-brokered issuance	September 30, 2023	December 31, 2022
Expected life	549 days	822 days
Volatility	120%	120%
Risk free interest rate	4.87%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$54,751	$93,553
Change in derivative liability	$(38,802)

June 2022 issuance	September 30, 2023	December 31, 2022
Expected life	549 days	822 days
Volatility	120%	120%
Risk free interest rate	4.87%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$45,314	$77,429
Change in derivative liability	$(32,115)

February 2021 issuance	September 30, 2023	December 31, 2022
Expected life	863 days	1,136 days
Volatility	120%	120%
Risk free interest rate	4.64%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$872,523	$1,335,990
Change in derivative liability	$(463,467)

August 2020 issuance	September 30, 2023		December 31, 2022
Expected life		Expired	243 days
Volatility		N/A	120%
Risk free interest rate		N/A	4.06%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.17
Fair value		$-	$903,697
Change in derivative liability		$(903,697)

June 2019 issuance	September 30, 2023	December 31, 2022
Expected life	823 days	1,096 days
Volatility	115%	120%
Risk free interest rate	4.87%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$444,149	$725,737
Change in derivative liability	$(281,588)

August 2019 issuance	September 30, 2023	December 31, 2022
Expected life	823 days	1,096 days
Volatility	115%	120%
Risk free interest rate	4.87%	3.82%
Dividend yield	0%	0%
Share price (C$)	$0.15	$0.17
Fair value	$682,604	$1,115,369
Change in derivative liability	$(432,765)

Outstanding warrants at September 30, 2023 and September 30, 2022 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, September 30, 2022	162,129,064	0.49	0.17

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Issued	51,633,727	0.15	0.05
Expired	(58,284,148)	0.50	0.27
Exercised	(10,416,667)	0.11	0.12
Balance, September 30, 2023	145,061,976	$0.37	$0.09

At September 30, 2023, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
		145,061,976	145,061,976

Compensation options

At September 30, 2023, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2021	3,590,907	0.35
Issued – April 2022 Compensation Options (i)	1,879,892	0.30
Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options (ii)	2,070,258	0.15
Expired – August 2020 Compensation Options	(3,239,907)	0.35
Balance, September 30, 2023	4,301,150	0.24

(i)	The grant date fair value of the April 2022 Compensation Options were estimated at $264,435 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
April 2022	2.34%	0%	120%	C$0.30	2 years

(ii)	The grant date fair value of the March 2023 Compensation Options were estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

February 16, 2024 (i)	$0.40	351,000	$68,078
April 1, 2024 (ii)	$0.30	1,879,892	$264,435
March 27, 2026(iii)	$0.15	2,070,258	$111,971
		4,301,150	$444,484

i)	Exercisable into one February 2021 Unit
ii)	Exercisable into one April 2022 Unit
iii)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the nine months ended September 30, 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2021	9,053,136	$0.58
Granted (i)	700,000	$0.15
Expired, May 1, 2022	(47,000)	$10.00
Forfeited	(150,000)	$0.15
Expired, December 31, 2022	(235,500)	$0.50
Balance, December 31, 2022	9,320,636	$0.51
Expired, September 30, 2023	(200,000)	$0.60
Balance, September 30, 2023	9,120,636	$0.51

(i)	On August 22, 2022, the Company granted 300,000 Stock Options to certain employee of the Company with half vesting immediately and a quarter vesting on the first and second anniversary of the grant date. On November 23, 2022, the Company granted 400,000 Stock Options to certain employee of the Company with half vesting immediately and a quarter vesting on the first and second anniversary of the grant date.

The following table reflects the actual stock options issued and outstanding as of September 30, 2023:

			Number of
	remaining	Number of	options	Grant date
Exercise	contractual	options	vested	fair value
price (C$)	life (years)	outstanding	(exercisable)	($)
0.60	1.07	1,575,000	1,575,000	435,069
0.55	1.56	5,957,659	4,468,245	1,536,764
0.335	2.39	1,037,977	1,037,977	204,213
0.15	0.15	150,000	150,000	14,465
0.15	4.15	400,000	200,000	37,387
		9,120,636	7,431,222	$2,227,898

The vesting of stock options during the three and nine months ending September 30, 2023, resulted in stock based compensation expenses of $27,725 and $120,865 respectively ($72,066 and $241,060 for the three and nine months ending September 30, 2022, respectively).

9. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the nine months ended September 30, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	576,000	$0.62
Granted	6,620,641	0.17
Vested	(2,373,900)	0.18
Unvested as at December 31, 2022	4,822,741	$0.22
Granted	10,844,993	0.23
Vested	(5,767,218)	0.24
Unvested as at September 30, 2023	9,900,516	$0.22

(i)	On January 10, 2022, the Company granted 500,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $122,249 for the six months ended June 30, 2022, which is included in operation and administration expenses on the unaudited condensed consolidated statements of (loss) income and comprehensive (loss) income.

(ii)	On April 29, 2022, the Company granted 76,750 RSUs to certain consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $16,800 for the year ended December, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(iii)	On June 30, 2022, the Company granted 15,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $2,328 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(iv)	On September 29, 2022 the Company granted 33,000 RSUs to two consultants of the Company, vesting immediately. The vesting of these RSUs resulted in stock-based compensation of $2,889 for the nine months ended September 30, 2022, which is included in operation and administration expenses on the unaudited condensed interim consolidated statements of income (loss) and comprehensive (loss) income.

(v)	On June 1, 2023, the Company granted 4,067,637 RSUs to executives and employees of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $322,905 for the nine months ended September 30, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(vi)

On June 4, 2023, the Company granted 42,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $7,825 for the nine months ended September 30, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(vii)	On July 4, 2023, the Company granted 6,735,356 RSUs to executives and employees of the Company, which vest in one-third increments on March 31 of 2024, 2025 and 2026. The vesting of these RSUs resulted in stock-based compensation of $214,897 for the nine months ended September 30, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

The vesting of RSU’s during the three and nine months ending September 30, 2023, resulted in stock based compensation expense of $271,021 and $865,745 respectively ($14,585 and $53,444 for the three and nine months ending September 30, 2022, respectively).

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

The following table summarizes the DSU activity during the nine months ended September 30, 2023 and 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	5,625,000	$1.03
Vested (i)	(3,125,000)	1.03
Unvested as at December 31, 2022	2,710,000	0.97
Granted (ii, iii)	1,857,280	0.23
Vested (iv, v)	(3,071,826)	0.55
Unvested as at September 30, 2023	1,495,454	$0.90

(i)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors. During the three months ended June 30, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions.
(ii)	On July 4, 2023, 1,611,826 DSUs were issued to the Company’s Directors which vested immediately.
(iii)	On July 6, 2023, 245,454 DSUs were issued to one of the Company’s Directors which vests on July 6, 2024.
(iv)	On April 21, 2023, 1,250,000 DSUs for one of the Company’s Directors vested.
(v)	On July 1, 2023, 210,000 DSUs for one of the Company’s Directors vested.

The vesting of DSU’s during the three and nine months ending September 30, 2023, resulted in stock based compensation recovery (expense) of $141,969 and ($145,355), respectively (stock based recovery of $188,194 and $1,083,610 for the three and nine months ending September 30, 2022, respectively).

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

During the nine months ended September 30, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026 (note 5).

12. Deferred tax liability

The Company incurred income tax recovery (expense) of $0.90 million and ($2.61) million for the three and nine months ended September 30, 2023 respectively, and incurred no income tax expense for the three and nine months ended September 30, 2022. The Company’s effective income tax rate for the first nine months of 2023 was -52.0% compared to 0.0% for the first nine months of 2022. The effective tax rate during the first nine months of 2023 rate differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue compared to its treatment as debt under U.S. GAAP thereby resulting in a decrease of the existing valuation allowance against deferred tax assets related to the expected utilization of $35.8 million of net operating losses not previously benefitted. The Company maintains a valuation allowance against net operating losses subject to Section 382 and against other deferred tax assets. The effective tax rate during the first nine months of 2022 rate differed from the statutory rate primarily due to changes in the valuation allowance established to offset net deferred tax assets.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Consulting fees & wages	$225,061	$248,472	$797,978	$1,832,323

At September 30, 2023 and September 30, 2022, $nil and $15,000, respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

14. Subsequent Events

In October 2023, the Company issued 5,175,000 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2023.

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

Background and Overview

The Company’s sole focus is the development and restart of its 100% owned Bunker Hill mine (the “Mine”) in Idaho, US The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

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

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and nine months ended September 30, 2023, and September 30, 2022. Unless otherwise stated, all figures herein are expressed in United States Dollars, which is the Company’s functional currency.

Comparison of the three and nine months ended September 30, 2023, and 2022

Revenue

During the three and nine months ended September 30, 2023, and 2022, respectively, the Company generated no revenue.

Expenses

During the three and nine months ended September 30, 2023, the Company reported total operating expenses of $2,771,722 and $8,294,183, respectively (total operating expenses of $3,824,948 and $13,291,484 for the three and nine months ending September 30, 2022, respectively).

The decrease in total operating expenses was primarily due to (i) a decrease in mine preparation expenses of $2,533,101, and $6,861,403 (ii) a decrease in consulting and wages expenses of $132,774 and $2,355,473 (iii) partially offset by an increase in operation and admin expenses of $1,379,974 and $3,827,267 for the three and nine months ending, respectively. Mine preparation expenses were $nil in the nine months ended September 30, 2023, primarily as a result of the Company determining that costs directly attributed to the mine after September 30, 2022 (upon the release of the prefeasibility study) constituted mine development costs (capitalized to non-current assets) instead of mine preparation costs (expense) given the existence of probable mineral reserves and an economic study incorporating them. The decrease in consulting and wages expenses was impacted by a lower volume of transactions and a lower bonus accrual in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. Operation and admin expenses increased due to increased activities at site.

Net (Loss) Income and Comprehensive (Loss) Income

The Company had net income of $7,447,860 for the three months ended September 30, 2023 ($3,690,353 for the three months ended September 30, 2022). Offsetting the decrease in operating expenses (as described above), net loss in the three months ended September 30, 2023 was impacted by an increase in interest income of $476,397 ($nil for three months ending September 30, 2022) an increase in the gain recorded due to change in derivative liability of $1,216,469 ($8,513,630 and $7,315,161 for the three months ended September 30, 2023 and 2022 respectively) and an increase in the gain recorded due to change in convertible debentures of $1,149,899 ($2,450,968 and $1,301,069 for the three months ended September 30, 2023 and 2023 respectively). Both changes in fair value were driven by a proportionally greater decline in the Company’s share price for the three months ending September 30, 2023, relative to the decline in share price in the three months ending September 30, 2022. Net loss for the three months ending September 30, 2023, includes a deferred tax recovery of $903,000 compared to $nil for the three months ending September 30, 2022. Partially offset by an increase in interest expense of $1,267,410 ($2,293,643 and 1,026,233 for the three months ended September 2023 and 2022 respectively).

The Company had net loss of $7,618,775 for the nine months ended September 30, 2023 (net income of $12,864,248 for the nine months ended September 30, 2022). Offsetting the decrease in operating expenses (as described above), net loss in the nine months ended September 30, 2023 a decrease in the gain recorded due to change in derivative liability of $19,026,737 (loss of $488,357 and gain of $18,538,380 for the nine months ended September 30, 2023 and 2022 respectively) and a decrease in the gain recorded due to change in convertible debentures of $784,619 ($2,256,437 and $3,041,056 for the three months ended September 30, 2023 and 2023 respectively). Both changes in fair value were driven by a proportionally smaller decline in the Company’s share price for the nine months ending September 30, 2023, relative to the decline in share price in the three months ending September 30, 2022. The change in net loss was further impacted by a decrease of $1,496,683 gain on extinguishment in debt in the nine months ending September 30, 2023, compared to the nine months ending September 30, 2022. A gain of $7,117,420 was recognized in the nine months ending September 30, 2023, relating to the sale of mineral properties, compared with a $8,614,103 gain on EPA settlement in the nine months ending September 30, 2022. The decrease in net income was further increased by a higher interest expense in the nine months ending September 30, 2023 ($5,006,692) compared to the nine months ending September 30, 2022 (2,143,840). Net loss for the nine months ending September 30, 2023, also included the initial recognition of a deferred tax liability and corresponding deferred tax expense relating to the closing of the stream transaction ($2,605,741 for the nine months ending September 30, 2023, compared to $nil for the nine months ending September 30, 2022). The decrease in net income was partially offset by an increase in interest income of $707,530 ($nil for three months ending September 30, 2022).

The Company had comprehensive income (loss) of $7,516,598 and ($7,116,440) for the three and nine months ended September 30, 2023, respectively (comprehensive income of $4,315,403 and $13,860,884 for the three and nine months ended September 30, 2022, respectively). Comprehensive (loss) income for the three and nine months ended September 30, 2023, is inclusive of a $68,738 and $502,335 gain on change in fair value on own credit risk ($625,050 and $996,636 for the three and nine months ended September 30, 2022, respectively).

Liquidity and Capital Resources

Current Assets and Total Assets

As of September 30, 2023, the Company had total current assets of $35,521,813, compared to total current assets of $7,741,052 at December 31, 2022 – an increase of $27,780,761; and total assets of $65,164,122, compared to total assets of $32,929,892 at December 31, 2022 – an increase of $32,234,230. The increase in current assets and total assets was primarily due to the closing of the $46,000,000 Stream, net of repayment of the $5,000,000 Bridge Loan and transaction related costs.

Current Liabilities and Total Liabilities

As of September 30, 2023, the Company had total current liabilities of $5,122,137 and total liabilities of $86,356,025, compared to total current liabilities of $10,155,582 and total liabilities of $59,106,835 at December 31, 2022. Current liabilities decreased primarily as a result of the partial repayment of the promissory note, and settlement of accounts payable and accrued liabilities from the proceeds of the Stream. Total liabilities increased primarily as a result of closing of the $46,000,000 Stream and recognition of deferred tax liability, partially offset by a decrease in the carrying values of CD1 and CD2 as well as the settlement of the RCD and the bridge loan.

Working Capital and Shareholders’ Deficit

As of September 30, 2023, the Company had a working capital balance of $30,399,676 and a shareholders’ deficiency of $21,191,903 compared to a working capital deficit of $2,414,530 and a shareholders’ deficiency of $26,176,943 as of December 31, 2022. The working capital balance increased during the nine months ended September 30, 2023, primarily due to cash received from closing of the $46,000,000 Stream (net of repayment of the $5,000,000 Bridge Loan and transaction related costs) and cash received from the closing of a brokered private placement of special warrants of the Company, partially offset by operating expenses and capital expenditures incurred during the period. The shareholders’ deficiency decreased due to net loss for the nine months ended September 30, 2023, partially offset by an increase due to proceeds received from equity financing in the nine months ended September 30, 2023.

Cash Flow

During the nine months ended September 30, 2023, the Company had a net cash increase of $27,652,390, primarily due to the closing of a brokered private placement of special warrants of the Company and proceeds received from the exercise of warrants and closing of the Stream agreement with SRSR. Cash expenditures during the nine months ended September 30, 2023, were primarily related to working capital requirements.

Subsequent Events

In October 2023, the Company issued 5,175,000 common shares in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2023.

Critical accounting estimates

The preparation of the interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes can differ from these estimates. The key sources of estimation uncertainty that have a significant risk of causing material adjustment to the amounts recognized in the financial statements are:

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of September 30, 2023.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of September 30, 2023.

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

The following table provides information for the three months ended September 30, 2023.

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

Date: November 13, 2023

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2023

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand Van Heerden
Gerbrand Van Heerden, Chief Financial Officer and Corporate Secretary

