Form 10-K/A
period 2022-12-31
Bunker Hill Mining Corp.
filed 2023-12-22
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of Common Stock outstanding as of April 17, 2023: 256,099,173.

EXPLANATORY NOTE

Bunker Hill Mining Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on April 17, 2023 (the “Original Form 10-K”). The purpose of this Amendment is (i) to amend Item 2 of Part I of the Original Form 10-K to include a property map for the Bunker Hill Mine, (ii) to amend Item 2 of Part I of the Original Form 10-K to include a description of the internal controls that the Company uses in its exploration and mineral resource and reserve estimation efforts, (iii) to amend Table 1-1 in Item 2 of Part I of the Original Form 10-K to include a footnote indicating that the point of reference for mineral resources is in situ mineralization, (iv) to amend Item 9A of Part II of the Original Form 10-K to identify the framework (i.e., Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission) that management used to evaluate the effectiveness of internal control over financial reporting, and (v) to amend the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to refer to the correct fiscal year end of December 31, 2022.

The certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 that were filed and furnished, respectively, as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2 to the Original Filing have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.3 and 31.4 and Exhibit 32.3 and 32.4. Item 15 of Part IV of the Original Filing has been amended to reflect the new certifications.

Except as described above, no changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

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

Property Map of Bunker Hill Mine Land Ownership

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

Quality Assurance/Quality Control

BHMC internal controls were employed on the 5,067 samples collected during the data verification and drilling programs. Various laboratories were used in the analytical process and the results verified using industry accepted Quality Assurance and Quality Control procedures (QAQC). QAQC procedures included the submission of blanks and certified standard reference material with the submittal of samples. Blanks were analyzed in order to verify the accuracy of the sample preparation process. Certified standard reference material results were evaluated in order to assess the accuracy of the laboratory assaying procedure. Additionally, preparation duplicates were submitted in order to assess the accuracy of sample collection at the project site. Any failures from expected results were addressed and explained before being used for mineral resource estimates.

Risks and uncertainties exist in the quantification of the spatial distribution on mineralization. These risks are inherent in estimation of mineral resources. Samples themselves have uncertainty related to sampling collection errors and the homogeneity of the deposit. Wider spaced drilling has more uncertainty than closely spaced drilling. Capping of high-grade outliers was used to ensure that the mineral content of the deposit was not over stated. High grade outlier samples will tend to overestimate the metal content of the mineral deposit. The block model for the deposit was constructed using sufficient sized blocks to account for mining dilution and uncertainties related to the actual physical distribution of mineralization. Domains were utilized to minimize the estimation of mineralization into rock units that do not host mineralization. These underlying factors and risks were considered in the final conclusion of the mineral resource estimate.

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

(9) The point of reference for mineral resources is in situ mineralization.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of December 31, 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

3.1	Amended and Restated Articles of Incorporation of Liberty Silver Corp. (incorporated by reference to Exhibits 3.8 and 3.9 to the Form S-1 filed on October 27, 2020)
3.2	Certificate of Change dated May 1, 2019 (incorporated by reference to Exhibit 3.10 to the Form S-1 filed on October 27, 2020)
3.3	Certificate of Amendment dated September 11, 2020 (incorporated by reference to Exhibit 3.11 to the Form S-1 filed on October 27, 2020)
3.4	Certificate of Amendment dated November 17, 2022 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.5	Certificate of Correction dated December 6, 2022 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.6	Amended and Restated Bylaws of Liberty Silver Corp., dated December 21, 2012. (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Warrant Indenture dated as of August 14, 2020 (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on October 27, 2020)
4.2	Form of Warrant Certificate dated February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.3	Underlying Warrant Indenture between the Company and Capital Transfer Agency dated April 1, 2022 (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on May 2, 2022)
10.1	Settlement Agreement and Order on Consent for Response Action by Bunker Hill Mining Corp., effective May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 21, 2018)
10.2	First Amendment to the Settlement Agreement with EPA (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2022)
10.3	Purchase Agreement with respect to the Bunker Hill Mine (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 3, 2022)
10.4	Form of Secured Convertible Note (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)
10.5	Secured Royalty Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2022)
10.6	Asset sale purchase agreement for the Pend Oreille process plant between Silver Valley Metals Corp. (a subsidiary of the Company) and Teck Washington Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2022)
10.7	Series 2 Convertible Debenture (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.8	Sprott Loan Facility (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.9	Second Omnibus Amendment (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.10	Agency Agreement, dated as of March 27, 2023, by and among Bunker Hill Mining Corp., Echelon Wealth Partners Inc., Roth Capital Partners, LLC and Laurentian Bank Securities Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on March 31, 2023)
10.11	Form of Subscription Agreement for Special Warrant Financing between Bunker Hill Mining Corp. and each Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2023)
10.12	Special Warrant Indenture, dated as of March 27, 2023, between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
10.13	Warrant Indenture, dated as of March 27, 2023, between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-KT filed on April 1, 2021)
23.1	Consent of Resource Development Associates Inc. (incorporated by reference to Exhibit 23.1 to the Form 10-K filed on April 17, 2023)
23.2	Consent of Robert H. Todd (incorporated by reference to Exhibit 23.2 to the Form 10-K filed on April 17, 2023)
23.3	Consent of Peter Kondos (incorporated by reference to Exhibit 23.3 to the Form 10-K filed on April 17, 2023)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Form 10-K filed on April 17, 2023)
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Form 10-K filed on April 17, 2023)
31.3*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Form 10-K filed on April 17, 2023)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Form 10-K filed on April 17, 2023)
32.3**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (incorporated by reference to Exhibit 95.1 to the Form 10-K filed on April 17, 2023)
96.1	S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur d’Alene Mining District, Shoshone County, Idaho, USA (incorporated by reference to Exhibit 96.1 to the Form 10-K filed on April 17, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer, Principal Executive Officer

By:	/s/ Gerbrand Van Heerden
Gerbrand Van Heerden, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	December 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 22, 2023	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	December 22, 2023	By:	/s/ Gerbrand Van Heerden
		Name:	Gerbrand Van Heerden
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	December 22, 2023	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	December 22, 2023	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	December 22, 2023	By:	/s/ Mark Cruise
		Name:	Mark Cruise
		Title:	Director

Date:	December 22, 2023	By:	/s/ Cassandra Joseph
		Name:	Cassandra Joseph
		Title:	Director

Date:	December 22, 2023	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

Date:	December 22, 2023	By:	/s/ Paul Smith
		Name:	Paul Smith
		Title:	Director

