Form 10-K
period 2023-12-31
Bunker Hill Mining Corp.
filed 2024-03-12
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $46,175,584.

Number of shares of common stock outstanding as of March 12, 2024: 330,054,341.

Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources

Bunker Hill Mining Corp. (“Bunker Hill,” “BHMC,” “we,” “us,” “our” or the “Company”) is a U.S. domestic issuer for U.S. Securities and Exchange Commission (“SEC”) purposes, it is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and its shares of common stock trade on the TSX Venture Exchange (the “TSXV”) and the OTCQB Venture Market. However, certain prior regulatory filings made in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of United States’ securities laws. Unless otherwise indicated, all resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

The terms “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with NI 43-101 and CIM standards. Pursuant to S-K 1300, the SEC now recognizes estimates of “measured mineral resources,” “indicated mineral resources” and “inferred mineral resources.” In addition, the SEC has amended its definitions of “proven mineral reserves” and “probable mineral reserves” to be substantially similar to the corresponding standards of the CIM.

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

PART I

ITEM 1. BUSINESS

Our Business

Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Bunker Hill Mine” or the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

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

Recent Developments

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille processing plant. The warrant entitled the holder to purchase one share of common stock of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of 837,460 (C$1,145,834) to the Company.

In March 2023, the Company closed a brokered private placement of special warrants (the “March 2023 Offering”), issuing 51,633,727 special warrants of the Company (“March 2023 Special Warrants”) at C$0.12 per March 2023 Special Warrant for $4,536,020 (C$6,196,047), of which $3,661,822 was received in cash and $874,198 was applied towards settlement of accounts payable, accrued liabilities and promissory notes. Each March 2023 Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026, subject to adjustment in certain events. The Special Warrants issued on March 27, 2023 were converted to 51,633,727 shares of common stock and common stock purchase warrants on July 24, 2023.

In June 2023, the Company closed the upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 new debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from Sprott was envisaged to increase to $96,000,000 including the RCD royalty convertible debenture (the “RCD”), the $6,000,000 convertible debenture (the “CD1”), the $15,000,000 convertible debenture (the “CD2”), Stream and debt facility (together, the “Project Financing Package”). A $5,000,000 loan facility with Sprott that closed in December 2022 (the “Bridge Loan”) was repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

In July, the Company appointed Paul Smith to its Board of Directors.

Building on the successful refinancing efforts, Bunker Hill announced the receipt of final listing approval from the TSX Venture Exchange (the “TSX-V”). The common stock of the Company (the “Common Shares”) began trading on the TSX-V on September 8, 2023, under the symbol “BNKR”. The Company’s Common Shares were delisted from the Canadian Stock Exchange (the “CSE Delisting”) at the close of business on September 7, 2023.

In November, the company appointed Gerbrand van Heerden as its new CFO, replacing David Wiens who resigned to pursue another opportunity.

In November, the Company won the ESG Developer / Explorer of the year award at the ‘Resourcing Tomorrow investment conference’ recognizing the importance of the Company’s ESG strategy which is critical to enabling the restart of sustainable, profitable, and long-term mining operations within the Bunker Hill Superfund Site.

During the course of 2023, the Wardner Operating Yard, the base for Bunker Hill’s future mining operations, underwent a significant transformation. This included the removal of the old, prefabricated portal and its replacement with upsized steel arch sets. This enlarged Russell Portal supports the planned 1800tpd operation with additional upside capacity of 2500tpd. Whilst this work was underway, procurement of a of the ventilation and air system was completed, which will be installed before the end of 2024.

Engineering of the main Process Plant is advancing on track including deep pier ground support to commence as part of site preparation for the construction of the Process Plant. All main civil, structural and mechanical outputs are on track. Long-lead procurement orders have already been issued for the pre-engineered metal building, ore silo, conveyors, ball mill starter motor, thickeners tanks and inching drive. Refurbishment of the Pend Oreille mill equipment, the source of the majority of mill components, was well underway at year end.

During the 2023 a Subsidiary of Teck Resources Limited (“Teck”) exercised its option for a minimum 5-year, 100% offtake of Bunker Hill’s zinc and lead concentrates at its smelter in Trail, BC, ensuring a long-term, sustainable revenue source.

Company History

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott Private Resource Streaming & Royalty Corp. (“Sprott”), an amended Settlement Agreement with the U.S. Environmental Protection Agency (the “EPA”), and the purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine.

Lease and Purchase of the Bunker Hill Mine

The Company purchased the Bunker Hill Mine in January 2022, as described below.

Prior to purchasing the Mine, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was dated August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

Under the terms of the November 20, 2020 amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in shares of common stock of the Company. The Company agreed to make an advance payment of $2,000,000, credited toward the purchase price of the Mine, which had the effect of decreasing the remaining amount to an aggregate of $3,400,000 payable in cash and $2,000,000 in common stock of the Company.

The Amended Agreement also required payments pursuant to an agreement with the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with the Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to the EPA totaled $11,000,000.

The Company completed the purchase of the Bunker Hill Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of common stock of the Company. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement” section below).

EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement

Bunker Hill entered into a Settlement Agreement and Order of Consent with the EPA on May 15, 2018. This agreement limits the Company’s exposure to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liability for past environmental damage to the mine site and surrounding area to obligations that include:

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

In December 2021, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, U.S. Department of Justice (the “DOJ”) and the EPA modifying the payment schedule and terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the mine, the remaining payments of the EPA cost recovery liability were assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of this amendment, which was made.

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

In June 2022, the Company was successful in obtaining financial assurance. Specifically, a $9,999,000 payment bond and a $7,001,000 letter of credit were secured by $2,475,000 and $7,001,000 of cash deposits as of September 30, 2022 and provided to the EPA. Once the financial assurance was in place, the restructuring of the payment stream under the Amendment occurred with the entire $17,000,000 liability being recognized as long-term in nature.

In October 2022, the Company reported that it had secured a new payment bond to replace the $7,001,000 letter of credit, in two stages. Initially, the letter of credit was reduced to $2,000,001 as a result of a new $5,000,000 payment bond obtained through an insurance company. The collateral for the new payment bond is comprised of a $2,000,000 letter of credit and land pledged by third parties, with whom the Company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election). The new payment bond increased to $7,001,000 (from $5,000,000) on June 2023 due to the advancement of the multi-metals stream from Sprott Private Resource Streaming & Royalty Corp.

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

On June 17, 2022, the Company consummated the $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from Sprott was increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or common stock at the Company’s option, until such time that Sprott elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 geophysical survey (the “Sprott Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

The Company closed the $6,000,000 CD1 on January 28, 2022, which was increased from the previously announced $5,000,000. The CD1 bears interest at an annual rate of 7.5%, payable in cash or common stock at the Company’s option, and matures on July 7, 2023 (subsequently amended, as described below). The CD1 is secured by a pledge of the Company’s properties and assets. Until the closing of the Stream, the CD1 was to be convertible into shares of Company common stock at a price of C$0.30 per share, subject to stock exchange approval (subsequently amended, as described below). Alternatively, Sprott may elect to retire the CD1 with the cash proceeds from the Stream. The Company may elect to repay the CD1 early; if Sprott elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Concurrent with the funding of the CD2, the Company and Sprott agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023, to March 31, 2025. The parties also agreed to a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full.

Furthermore, concurrent with the funding of the CD2 in June 2022, the Company and Sprott agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023, to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that amendments to the terms should not be treated as an extinguishment of CD1, but as a debt modification.

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or common stock at the Company’s option, and matures on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets. Concurrent with the funding of the CD2 in June 2022, the Company and Sprott agreed that the minimum quantity of metal delivered under the Stream, if advanced, will increase by 10% relative to the amounts noted above.

On December 6, 2022, the Company closed a new $5,000,000 loan facility with Sprott (the “Bridge Loan”). The Bridge Loan, which was primarily utilized to pay outstanding water treatment payables to the EPA, is secured by the same security package in place with respect to the RCD, CD1, and CD2. The Bridge Loan bears interest at a rate of 10.5% per annum and matures at the earlier of (i) the advance of the Stream, or (ii) June 30, 2024. In addition, the minimum quantity of metal delivered under the Stream, if advanced, would increase by 5% relative to amounts previously announced.

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility, as outlined above. The Bridge Loan was repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

Process Plant

On January 25, 2022, the Company announced that it had entered into a non-binding Memorandum of Understanding (“MOU”) with Teck Resources Limited (“Teck”) for the purchase of a comprehensive package of equipment and parts inventory from its Pend Oreille site (the “Process Plant”) in eastern Washington State. The package comprises substantially all processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares. The Company paid a $500,000 non-refundable deposit in January 2022.

On March 31, 2022, the Company announced that it had reached an agreement to satisfy the remaining purchase price for the Process Plant by way of an equity issuance of the Company. Teck will receive 10,416,667 units of the Company (the “Teck Units”) at a deemed issue price of C$0.30 per unit. Each Teck Unit consists of one share of Company common stock and one common stock purchase warrant (the “Teck Warrants”). Each whole Teck Warrant entitles the holder to acquire one share of Company common stock at a price of C$0.37 per share for a period of three years. The equity issuance and purchase of the Process Plant occurred on May 13, 2022.

Business Operations

The Mine is a zinc-lead-silver mine. When in production, the Company intends to mill mineral resources on-site to produce both zinc and lead-silver concentrates which will then be shipped to a Teck’s Trail smelter for processing as per the underlying off-take agreement.

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

It may be necessary to obtain the following environmental permits or approved plans prior to commencement of mine operations:

●	Air quality operating permit

If this permit is required, there can be no assurance that the Company will be able to obtain it in a timely manner or at all. For further detail, please refer to the “Environmental Studies and Permitting” section of the “Technical Report Summary” in Item 2 below.

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

Patented mining claims in the State of Idaho do not require permits for underground mining activities to commence on private lands. Other permits associated with underground mining may be required, such as water discharge and site disturbance permits. The water discharge is being handled by the EPA at the existing CTP. The Company expects to be responsible for water treatment in the future and obtain an appropriate discharge permit.

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

Employees

The Company has twenty employees as of December 31, 2023. The balance of the Company’s operations is contracted for as consultants.

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

ITEM 1A. RISK FACTORS

Our business activities and the value of our securities are subject to significant hazards and risks, including those described below. If any of such events should occur, our business, financial condition, liquidity, and/or results of operations could be materially harmed, and holders and purchasers of our securities could lose part or all of their investments. Our risk factors are grouped into the following categories:

●	General Risk Factors;
●	Risks Related to Mining and Exploration; and
●	Risks Related to the Company’s Common Stock.

General Risk Factors

A lead concentrate offtake agreement with Teck Resources may not be reached, which could result in less favorable commercial terms for the sale of concentrates envisaged to be produced by the Mine and could also impact the Company’s ability to secure offtake financing. Regardless of actions taken by Teck, there can be no assurance that the Company will be able to secure or close offtake financing, which could have an adverse effect on the Company’s financial position and a negative impact the Company’s ability to secure additional funding from Sprott or an alternative capital provider.

The Company may not be able to execute a lead concentrate offtake agreement for the sale of lead concentrates to Teck Resources at its Trail smelter, as contemplated with Teck’s option to acquire 100% of lead concentrate produced in the first five years at the Bunker Hill Mine. If such an agreement cannot be reached, the Company may not be able to sell its lead concentrate to Teck, which could result in difficulties securing alternative commercial arrangements for the sale of concentrate, less favorable commercial terms in the event that alternative commercial arrangements can be secured, and/or higher transportation and other costs. In addition, the Company may not be able to secure or close offtake financing, regardless of whether an agreement is reached with Teck; the terms of any offtake financing might not be favorable to the Company; and/or the Company may incur substantial fees and costs related to such financing. The Company’s inability to secure or close offtake financing, or arrange a suitable alternative, may have an adverse effect on the Company’s operations and financial position.

The Bunker Hill Mine restart is expected to take place in 2024, with first concentrate production targeted for the fourth quarter of 2024. Changes to this timeline, or other factors impacting the restart project budget, could increase the Company’s required capital needs through the completion of the project, which would adversely affect the Company’s ability to secure additional funding, thereby adversely affecting its financial condition.

The Bunker Hill Mine restart is expected to take place in 2024, with first concentrate production targeted for the fourth quarter of 2024. However, the estimated timing of Bunker Hill Mine restart is subject to change based on factors beyond the Company’s control, including but not limited to supply chain dynamics. In addition, the Company’s pre-production budget estimates are subject to change based on factors beyond its control, including but not limited to cost inflation and supply chain dynamics. An increase in the Company’s pre-production budget estimates could have a materially adverse impact on its ability to secure additional financing. This could have a material adverse effect on its financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of Company common stock in the public markets, or the potential for such sales, could decrease the trading price of the common stock and could impair the Company’s ability to raise capital through future sales of common stock. The Company has not yet commenced commercial production at any of its properties and, therefore, has not generated positive cash flows to date and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to possibly seek additional sources of financing. There is no assurance that any such financing sources will be available or sufficient to meet the Company’s requirements, or if available, upon terms acceptable to the Company. There is no assurance that the Company will be able to continue to raise equity capital or to secure additional debt financing, or that the Company will not continue to incur losses.

Payment bonds securing $17,000,000 due by the Company to the EPA for cost recovery may not be renewable or may only be renewable on terms that are unfavorable to the Company, which would adversely affect its financial condition or cause a default under the revised settlement agreement with the EPA and Sprott.

In 2022, the Company secured financial assurance in the form of payment bonds in accordance with the revised settlement agreement with the EPA, in relation to $17,000,000 of payments due to the EPA for cost recovery between 2024 and 2029. These bonds are renewed annually, and as of December 31, 2023, require $6,476,000 of collateral in the form of letters of credit. To the extent that the parties providing the payment bonds demand additional collateral beyond the current requirements, or other unfavorable terms or conditions, the Company may not be able to renew the payment bonds on favorable conditions, or at all. This could have a materially adverse impact on the Company, including a potential default under the revised settlement agreement with the EPA.

The Company has a limited operating history on which to base an evaluation of its business and prospects.

Since its inception, the Company has had no revenue from operations. The Company has no history of producing products from the Bunker Hill property. The Mine is a historic, past producing mine with very little recent exploration work. Advancing the Mine through the development stage will require significant capital and time, and successful commercial production from the Mine will be subject to completing the requisite studies, permitting and re-commissioning of the Mine, constructing a processing plant, and completing other related works and infrastructure. As a result, the Company is subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

●	completion of studies to verify reserves and commercial viability, including the ability to find sufficient ore reserves to support a commercial mining operation;
●	the timing and cost, which can be considerable, of further exploration, preparing feasibility studies, and permitting and construction of infrastructure, mining and processing facilities;
●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
●	the availability and cost of appropriate smelting and/or refining arrangements, if required;
●	compliance with stringent environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent development activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
●	potential shortages of mineral processing, construction, and other facilities related supplies.

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of the Company’s properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, the Company’s management and workforce will need to be expanded, and sufficient housing and other support systems for its workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, the Company’s activities may not result in profitable mining operations, and it may not succeed in establishing mining operations or profitably producing metals at any of its current or future properties, including the Mine.

The Company has a history of losses and expects to continue to incur losses in the future.

The Company has incurred losses since inception, has had negative cash flow from operating activities, and expects to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$11,600,574 for the year ended December 31, 2023;
●	$16,487,161 for the year ended December 31, 2022; and
●	$18,752,504 for the year ended December 31, 2021

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

The price of commodities varies on a daily basis. The Company’s future revenues, if any, will likely be derived from the extraction and sale of base and precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond the Company’s control, including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of the Company’s business, could negatively affect its ability to secure financing or its results of operations.

The Company’s development and production plans, and cost estimates, in the Technical Report Summary may vary and/or not be achieved.

There is no certainty that the results in the Technical Report Summary will be realized. The decision to implement the Mine restart scenario to be included in the Technical Report Summary was not be based on a feasibility study of mineral reserves demonstrating economic and technical viability, and therefore there is increased risk that the Technical Report Summary results will not be realized. If the Company is unable to achieve the results in the Technical Report Summary, it may have a material negative impact on the Company, and its capital investment to implement the restart scenario may be lost.

Costs charged to the Company by the Idaho Department of Environmental Quality (“IDEQ”) for treatment of wastewater fluctuate a great deal and are not within the Company’s control.

The Company is billed annually for water treatment activities performed by the IDEQ for the EPA. The water treatment costs that Bunker Hill is billed for are partially related to the EPA’s direct cost of treating the water emanating from the Bunker Hill Mine, which are comprised of lime and flocculant usage, electricity consumption, maintenance and repair, labor and some overhead. Rate of discharge of effluent from the Bunker Hill Mine is largely dependent on the level of precipitation within a given year and how close in the calendar year the Company is to the spring run-off. Increases in water infiltrations and gravity flows within the mine generally increase after winter and result in a peak discharge rate in May. Increases in gravity flow and consequently the rate of water discharged by the mine have a highly robust correlation with metals concentrations and consequently metal loads of effluent.

Hydraulic loads (quantities of water per unit of time) and metal loads (quantities of metals per unit of volume of effluent per unit of time) are the two main determinants of cost of water treatment by the EPA in the relationship with the Bunker Hill Mine because greater metal loads consume more lime, more flocculent and more electricity to remove the increased levels of metals and make the water clean. The scale of the treatment plant is determined by how much total water can be processed (hydraulic load) at any point in time. This determines how much labor is required to operate the plant and generally determines the amount of overhead required to run the IDEQ business.

The EPA has completed significant upgrades to the water treatment capabilities of the CTP and is now capable of producing treated water than can meet a much higher discharge standard (which Bunker Hill has been satisfying since May 2023). While it was understood that improved performance capability would increase the cost of operating the plant, it was unclear to the EPA, and consequently to Bunker Hill, how much the costs would increase by.

These elements described above, and others, impact the direct costs of water treatment. A significant portion of the total amount invoiced by the EPA each year is indirect cost that is determined as a percentage of the direct cost. Each year the indirect costs percentage changes within each region of the EPA. Bunker Hill has no ability to impact the percentage of indirect cost that is set by the EPA regional office. Bunker Hill also has no advanced notice of what the percentage of indirect cost will be until it receives its invoice in June of the year following the billing period. The Company remains unable to estimate EPA billings to a high degree of accuracy.

Estimates of mineral reserves and resources are subject to evaluation uncertainties that could result in project failure.

The Company’s exploration and future mining operations, if any, are and would be faced with risks associated with being able to accurately predict the quantity and quality of mineral resources/reserves within the earth using statistical sampling techniques. Estimates of any mineral resource/reserve on the Mine would be made using samples obtained from appropriately placed trenches, test pits, underground workings, and designed drilling. There is an inherent variability of assays between check and duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. Additionally, there also may be unknown geologic details that have not been identified or correctly appreciated at the current level of accumulated knowledge about the Mine. This could result in uncertainties that cannot be reasonably eliminated from the process of estimating mineral resources/reserves. If these estimates were to prove to be unreliable, the Company could implement an exploitation plan that may not lead to commercially viable operations in the future.

Any material changes in mineral resource/reserve estimates and grades of mineralization will affect the economic viability of placing a property into production and a property’s return on capital.

As the Company has not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small-scale tests may not be duplicated in large-scale tests under on-site conditions or in production scale.

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

The Company’s long-term success depends on its ability to identify mineral deposits on the Mine and other properties the Company may acquire, if any, that the Company can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

●	the identification of potential mineralization based on surficial analysis;
●	availability of government-granted exploration permits;
●	the quality of management and its geological and technical expertise; and
●	the capital available for exploration and development work.

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

The Company’s current and future operations, including exploration and development of the Mine, do and will require permits from governmental authorities and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;
●	laws and regulations related to exports, taxes, and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

Specifically, it may be necessary to obtain the following environmental permit or approved plan prior to commencement of mine operations:

●	Reclamation and closure plan
●	Air quality operating permit

If this permit is required, there can be no assurance that the Company will be able to obtain them in a timely manner or at all.

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

The legal framework governing this area is constantly developing; therefore, the Company is unable to fully ascertain any future liability that may arise from the implementation of any new laws or regulations, although such laws and regulations are typically strict and may impose severe penalties (financial or otherwise). The proposed activities of the Company, as with any exploration company, may have an environmental impact that may result in unbudgeted delays, damage, loss and other costs and obligations, including, without limitation, rehabilitation and/or compensation. There is also a risk that the Company’s operations and financial position may be adversely affected by the actions of environmental groups or any other group or person opposed in general to the Company’s activities and, in particular, the proposed exploration and mining by the Company within the state of Idaho and the United States.

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

A number of governments or governmental bodies have introduced or are contemplating legislative and/or regulatory changes in response to concerns about the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on the Company, on its future joint venture partners, if any, and on its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs necessary to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company’s ability to compete with companies situated in areas not subject to such limitations. Given the emotional and political significance and uncertainty surrounding the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will ultimately affect its financial condition, operating performance, and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in its industry could harm the Company’s reputation. The potential physical impacts of climate change on its operations are highly uncertain, could be particular to the geographic circumstances in areas in which the Company operates and may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels, and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of the Company’s operations.

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

There is an increasing level of public concern relating to the effects of mining on the nature landscape, in communities and on the environment. Certain non-governmental organizations, public interest groups and reporting organizations (“NGOs”) that oppose resource development can be vocal critics of the mining industry. In addition, there have been many instances in which local community groups have opposed resource extraction activities, which have resulted in disruption and delays to the relevant operation. While the Company seeks to operate in a socially responsible manner and believes it has good relationships with local communities in the regions in which it operates, NGOs or local community organizations could direct adverse publicity against and/or disrupt the operations of the Company in respect of one or more of its properties, regardless of its successful compliance with social and environmental best practices, due to political factors or activities of unrelated third parties on lands in which the Company has an interest or the Company’s operations specifically. Any such actions and the resulting media coverage could have an adverse effect on the reputation and financial condition of the Company or its relationships with the communities in which it operates, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

The mineral exploration and mining industry is highly competitive.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than those of the Company, the Company may be unable to acquire additional properties or obtain financing on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If the Company is unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended. The Company competes with other companies that produce its planned commercial products for capital. If the Company is unable to raise sufficient capital, its exploration and development programs may be jeopardized or it may not be able to acquire, develop, or operate additional mining projects.

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

The Company may enter into joint ventures, partnership arrangements, or offtake agreements with other parties in relation to the exploration, development, and production of the properties in which the Company has an interest. Any failure of such other companies to meet their obligations to the Company or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the Company, the development and production at its properties, including the Mine, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on its results of operations, financial performance, cash flows and the price of its common stock.

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

Certain directors and officers of the Company are or may become associated with other mining and/or mineral exploration and development companies, which may give rise to conflicts of interest. Directors who have a material interest in any person who is a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve such a contract. In addition, directors and officers are required to act honestly and in good faith with a view to the best interests of the Company. Some of the directors and officers of the Company have either other full-time employment or other business or time restrictions placed on them and accordingly, the Company will not be the only business enterprise of these directors and officers. Further, any failure of the directors or officers of the Company to address these conflicts in an appropriate manner or to allocate opportunities that they become aware of to the Company could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or prospects.

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

From time to time the Company’s properties or operations may be subject to disputes that may result in litigation or other legal claims. The Company may be required to take countermeasures or defend against these claims, which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on the Company’s business and results of operations.

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

Exploration, development and processing activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important elements of infrastructure, which affect access, capital and operating costs. The lack of availability of acceptable terms or the delay in the availability of any one or more of these items could prevent or delay exploration or development of the Company’s mineral properties. If adequate infrastructure is not available in a timely manner, there can be no assurance that the exploration or development of the Company’s mineral properties will be commenced or completed on a timely basis, if at all. Furthermore, unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of necessary infrastructure could adversely affect the Company’s operations.

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

If the Company loses or abandons its interests in its mineral properties, there is no assurance that it will be able to acquire another mineral property of merit or that such an acquisition would be approved by the TSXV, OTCQB or any other applicable securities exchange or marketplace. There is also no guarantee that the TSXV, OTCQB or any other applicable securities exchange or marketplace will approve the acquisition of any additional properties by the Company, whether by way of an option or otherwise, should the Company wish to acquire any additional properties.

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

The Company is a reporting issuer and reporting requirements under applicable securities laws may increase legal and financial compliance costs.

The Company is subject to reporting requirements under applicable securities law, the listing and other requirements of the TSXV, the OTCQB, the SEC and other applicable securities rules and regulations. Compliance with these requirements can increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on existing systems and resources. Among other things, the Company is required to file annual, quarterly and current reports with respect to its business and results of operations and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could harm the Company’s business and results of operations. The Company may need to hire additional employees to comply with these requirements in the future, which would increase its costs and expenses.

Risks Related to the Company’s Common Stock

The Company’s common stock price may be volatile and as a result, investors could lose all or part of their investment.

In addition to volatility associated with equity securities in general, the value of an investor’s investment could decline due to the impact of any of the following factors upon the market price of the Company’s common stock:

●	disappointing results from the Company’s exploration efforts;
●	decline in demand for its common stock;
●	downward revisions in securities analysts’ estimates or changes in general market conditions;
●	technological innovations by competitors or in competing technologies;
●	investor perception of the Company’s industry or its prospects; and
●	general economic trends.

The Company’s common stock price on the TSXV has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the common stock. As a result, an investor may be unable to sell any common stock such investor acquires at a desired price.

Potential future sales under Rule 144 may depress the market price for the Company’s common stock.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144 may thereafter sell such shares publicly. A significant number of the Company’s currently issued and outstanding shares of common stock held by existing shareholders, including officers and directors and other principal shareholders, are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of the Company’s common stock by its existing shareholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of its common stock in the over-the-counter market.

The Company’s common stock is currently deemed a “penny stock”, which may make it more difficult for investors to sell their shares of Company common stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, exclusive of their principal residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade its securities. The Company believes that the penny stock rules may discourage investor interest in and limit the marketability of its common stock.

The Company has never paid dividends on its common stock.

The Company has not paid dividends on its common stock to date and does not expect to pay dividends for the foreseeable future. The Company intends to retain its initial earnings, if any, to finance its operations. Any future dividends on common stock will depend upon the Company’s earnings, its then-existing financial requirements, and other factors, and will be at the discretion of the Company’s board of directors.

FINRA has adopted sales practice requirements, which may also limit an investor’s ability to buy and sell the Company’s common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s common stock, which may limit an investor’s ability to buy and sell its stock and have an adverse effect on the market for the common stock.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of common stock if the Company issues additional employee/director/consultant options or if the Company sells additional shares of common stock and/or warrants to finance its operations.

In order to further expand the Company’s operations and meet its objectives, any additional growth and/or expanded exploration activity will likely need to be financed through sale and issuance of additional common stock, including, but not limited to, raising funds to explore the Mine. Furthermore, to finance any acquisition activity, should that activity be properly approved, and depending on the outcome of its exploration programs, the Company likely will also need to issue additional common stock to finance future acquisitions, growth, and/or additional exploration programs of any or all of its projects or to acquire additional properties. The Company will also in the future grant some or all of its directors, officers, and key employees and/or consultants options to purchase common stock as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional shares of common stock will, cause the Company’s existing shareholders to experience dilution of their ownership interests.

If the Company issues additional shares of common stock or decides to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share, depending on the price at which such securities are sold.

The issuance of additional shares of common stock may negatively impact the trading price of the Company’s securities.

The Company has issued common stock in the past and will continue to issue common stock to finance its activities in the future. In addition, newly issued or outstanding options, warrants, and broker warrants to purchase shares of common stock may be exercised, resulting in the issuance of additional common stock. Any such issuance of additional common stock would result in dilution to the Company’s shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the common stock.

The Company’s common stock could be influenced by research and reports that industry or securities analysts may be published.

The trading market for the Company’s common stock could be influenced by research and reports that industry and/or securities analysts may publish about the Company, its business, the market or its competitors. The Company does not have any control over these analysts and cannot assure that such analysts will cover the Company or provide favorable coverage. If any of the analysts who may cover the Company’s business adversely change their recommendation regarding the Company’s stock, or provide more favorable relative recommendations about its competitors, the stock price would likely decline. If any analysts who may cover the Company’s business were to cease coverage or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which in turn could cause the stock price or trading volume to decline.

The Company is subject to the continued listing or trading criteria of the TSXV and the OTCQB, and its failure to satisfy these criteria may result in delisting or removal of trading of its common stock from the TSXV and the OTCQB.

The Company’s common stock is currently listed for trading on the TSXV and quoted on the OTCQB. In order to maintain the listing on the TSXV and the quotation on the OTCQB or any other securities exchange or marketplace, the Company must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders. In addition to objective standards, these exchanges or marketplaces may delist or cease to quote the securities of any issuer if, in the exchange’s opinion, the Company’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing inadvisable; if the Company sells or disposes of its principal operating assets or ceases to be an operating company; if the Company fails to comply with the listing requirements; or if any other event occurs or any condition exists which, in their opinion, makes continued listing on the exchange inadvisable.

If the TSXV, the OTCQB or any other exchange or quotation service were to delist or cease to quote the Company’s common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the common stock, reduced liquidity, decreased analyst coverage, and/or an inability for the Company to obtain additional financing to fund its operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. To identify and assess material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity risks alongside other company risks as part of our overall risk assessment process. Our cybersecurity risk management strategy prioritizes (i) detection, analysis, and response to known, anticipated, or unexpected threats, (ii) effective management of security risks, and (iii) resiliency against incidents.

We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage material risks associated with cybersecurity threats. Such processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight.

Our risk-based control principles are based on the standards set by the National Institute of Standards and Technology (NIST), other industry-recognized standards, and contractual requirements, as applicable. Through these controls, we seek to maintain an information technology infrastructure that implements physical, administrative, and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity, and availability of our information systems and information stored on our networks.

As part of our cybersecurity risk management strategy, we periodically engage with consultants, auditors, and other third parties to help identify areas for continued focus, improvement, and compliance. We also incorporate cybersecurity risk management considerations in our processes for selecting, evaluating, and overseeing third-party providers.

In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

The Audit Committee of our Board of Directors is responsible for board-level oversight of risks from cybersecurity threats, and the Audit Committee reports back to the full Board of Directors about this and other areas within its responsibility. As part of its oversight role, the Audit Committee receives reporting about our cybersecurity risk management and strategy processes covering topics such as data security, results from third-party assessments, progress towards cybersecurity risk management goals, our incident response plan, notable threats or incidents, and other developments related to cybersecurity, including through periodic updates from the Company’s CEO, other management team members, and consultants.

Our cybersecurity risk management and strategy processes are led by Gerbrand van Heerden (CFO). Such individual has over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.

ITEM 2. PROPERTIES

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill Mine, in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Bunker Hill Mine

The Mine is one of the most well-known base metal and silver mines in American history. Initial discovery and development of the Mine property began in 1885, and from that time until the Mine closed in 1981 it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc, which represented 162Moz of silver, 3.16M lbs. of lead and 1.35M lbs. of zinc (Bunker Limited Partnership, 1985). Throughout the 95-year operating history of the Mine, there were over 40 different lead-silver-zinc orebodies discovered and mined. Although known for its significant lead and zinc production, 45-50% of the Net Smelter Value of its historical production came from its silver. The Company and the Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

The Mine and Smelter Complex were closed in 1981 when Gulf Resources was not able to continue to comply with new regulatory structures brought on by the passage of environmental statutes and as then enforced by the EPA. At closure it was estimated to still contain significant mineral resources (Bunker Limited Partnership, 1985). The Bunker Hill Lead Smelter, Electrolytic Zinc Plant and historic milling facilities were demolished in or around 1986, and the area became part of the “National Priority List” for cleanup under EPA regulations. The cleanup of the smelter, zinc plant, and associated sites has been completed, and management believes the Mine is well positioned for development and an eventual return to production.

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

Restart Project Activities

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company has conducted multiple exploration campaigns, published multiple economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, the Company announced a project finance package with Sprott Private Resource Streaming & Royalty Corp., an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine.

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

Technical Report Summary

The following summary is extracted from the S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur D’Alene Mining District Shoshone County, Idaho, USA with a Report Date of April 14, 2023 and an Effective Date of August 29, 2022 (the “TRS”). The following information does not purport to be a complete summary of the Technical Report Summary, is subject to all the assumptions, qualifications and procedures set out in the Technical Report and is qualified in its entirety with reference to the full text of the Technical Report Summary. Each of the Qualified Persons of the Technical Report Summary is an independent qualified person under the definitions of Item 1300 of Regulation S-K (each a “Qualified Person”, and together the “Qualified Persons”) and have approved the summary of the Technical Report Summary below.

Summary

The Technical Report Summary describes the mining and processing operations at the Company’s 100% owned Bunker Hill Mine located near the town of Kellogg, Idaho.

The Technical Report Summary considers a processing approach at Bunker where lead (Pb), silver (Ag) and zinc (Zn) mineralization is mined underground. Mineralized material will be conventionally milled and then concentrated by flotation of lead and silver followed by flotation of zinc. Metal rich concentrates will then be sold to smelters in North America or overseas. Mill tailings will be deposited underground in the historic mining voids located throughout the project.

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

Mineral Resource Estimate

Geostatistics and estimates of mineralization were prepared by Resource Development Associates Inc. Industry accepted grade estimation techniques were used to develop global mineralization block models for the Newgard, Quill and UTZ zones. The mineral resource estimate considers underground mining and mill processing as a basis for reasonable prospects of eventual economic extraction. The total mineral resource estimate for the Bunker Hill Mine is listed in Table 1-1 at a cutoff grade of net smelter return (NSR) 70 $/ton. Mineral Resources are classified according to Item 1302(d)(1)(iii)(A) of Regulation S-K.

Table 1-1 Bunker Hill Mine Mineral Resource Estimate (Exclusive of Mineral Reserves), December 31, 2023 – Resource Development Associates Inc.

(1) The mineral resource estimate was prepared by Resource Development Associates Inc.

(2) Measured, Indicated and Inferred classifications are classified according to Item 1302(d)(1)(iii)(A) of Regulation S-K.

(3) Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in US$/t (i.e., NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs)). For the mineral resource estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb, respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

(5) Mineral resources are estimated using a zinc price of $1.20 per pound, silver price of $20.00 per ounce, and lead price of $1.00 per pound.

(6) Historic mining voids, stopes and development drifting have been depleted from the mineral resource estimate.

(7) Totals may not add up due to rounding.

(8) Mineral resources are reported exclusive of mineral reserves. The reserves disclosed in the report represent measured mineral resources and indicated resources that were evaluated with modifying factors related to underground mining.

(9) The point of reference for mineral resources is in situ mineralization.

Mineral Reserves

Mineral reserves have been estimated for the Quill, Newgard and UTZ sections of the Project. Measured and indicated mineral resources were converted to probable mineral reserves for the Mine. Measured mineral resources were converted to probable mineral reserves because of uncertainties associated with modifying factors that were taken into account in the conversion from mineral resources to mineral reserves.

Measured and indicated mineral resources were converted to probable mineral reserves by evaluating operating cost, projected metal revenues and estimated stope shapes and geometries. The general widths, plunge and shape of the Quill and Newgard mineralization lends itself well to transverse (perpendicular to strike) long hole open stoping (LHOS) with fill utilizing rubber tire equipment. The UTZ deposit is more amenable to cut-and-fill (CF) methods due to its shape and geometry. Extraction of the planned mine shapes is assumed to be 100% of the NSR $80/ton plan. Breakeven NSR is $70/ton for LHOS and $75/ton for cut-and-fill stopes.

Mineral reserves were classified in accordance with Item 1302(e)(2) of Regulation S-K. The mineral reserve statement is presented in Table 1-2. Mineral reserves are estimated at an NSR value cutoff of $80/short ton at the reference point of saleable mill concentrates with an effective date of August 29, 2022.

Table 1-2 Bunker Hill Mineral Reserve Estimate, December 31, 2023 – Minetech, USA, LLC

(1) Planned dilution is zero grade waste included in the designed stope shapes and probable tonnages.

(2) Unplanned dilution is 5% external dilution added at zero grade.

(3) Mineral reserves stated are inclusive of all above mentioned dilutions and are factored for ore loss due to mining activities.

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in US$/t (i.e., NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs)). For the mineral reserve estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb, respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

(5) Mineral reserves are estimated using a zinc price of $1.20 per pound, silver price of $20.00 per ounce, and lead price of $1.00 per pound.

(6) Historic mining voids, stopes and development drifting have been depleted from the mineral reserve estimate.

(7) Totals may not add up due to rounding.

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

Geology and Mineralization

The Northern Idaho Panhandle Region in which the Bunker Hill Mine is located is underlain by the Middle Proterozoic-aged Belt-Purcell Supergroup of fine-grained, dominantly siliciclastic sedimentary rocks, which extends from western Montana (locally named the Belt Supergroup) to southern British Columbia (locally named the Purcell Supergroup) and is collectively over 23,000 feet in total stratigraphic thickness.

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

Mineralization at Bunker Hill Mine falls in four categories, described below from oldest to youngest events:

Bluebird Veins (BB): W–NW striking, SW-dipping, variable ratio of sphalerite-pyrite-siderite mineralization. Thick, tabular cores with gradational margins bleeding out along bedding and fractures.

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

Environmental Studies and Permitting

Because the Mine is on patented mining claims (privately-owned land), only a limited number of permits are required for mining and milling operations. These relate to (1) air quality and emissions from crushing, milling and processing and (2) any refurbishment of surface buildings that may require construction permits.

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

BHMC entered into a Settlement Agreement and Order on Consent with the EPA and the DOJ on May 14, 2018. Section 9, Paragraph 33 of that agreement stipulates that BHMC must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit for effluent discharged by Bunker Hill Mine by May 14, 2023. This obligation exists and the deadline will occur at a point in time where restart activities are planned to occur.

BHMC will initiate a voluntary Environmental, Social and Health Impact Assessment (“ESHIA”) for the activities described in the Technical Report Summary and for its business model as a whole. This study is projected for completion in 2024 and will conform to ISO, IFC and GRI standards.

Metallurgical Testing

Resource Development Inc. (Rdi) initiated metallurgical test work on three samples designated Newgard, Quill and Utz, with the primary objective of determining the process flowsheet and the metal recoveries and concentrate grades. Flotation testing was completed through locked-cycle testing, the results of which are displayed in table 1-5

Table 1-5 Summary of Locked-Cycle Flotation Test Results

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

Beginning in October of 2021 and completed in April of 2022, BHMC conducted a geotechnical investigation of the underground conditions at the Bunker Hill Mine. Data collection involved a data analysis of rock quality designation (RQD) values logged with previous exploration drilling, geotechnical logging of recently drilled rock cores and an extensive investigation of pre-existing underground excavations and development. Ground conditions are generally good to excellent at Bunker Hill Mine and the rest of the mines in the Silver Valley. Bunker Hill Mine does not have a history of rock burst events that are frequent in the deeper mines to the east.

Recovery Methods

Bunker Hill plans to re-construct a crush-grind-flotation-concentration mill from the nearby Pend Oreille (PO) mine in northern Washington on the Bunker Hill Kellogg Mine Yard. The future structures to house the grind-flotation-concentration circuit, the secondary crushing circuit and concentrate storage facilities will need to be constructed.

The process consists of a primary and secondary ore crushing circuit, then a primary grinding circuit followed by two separate flotation circuits to recover lead, zinc, silver and gold into two separate concentrate products: a lead, silver, gold concentrate and a zinc concentrate. Approximately 648,000 short tons of ore will be processed a year at a rate of 1,800 short tons per day (stpd), or 79 short tons per hour (stph) at 95% availability.

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

The Company saw the wealth of information that was available but not readily usable and embarked on a scanning and digitizing program. From this, the Company was able to build a three-dimensional (3D) digital model of the mine workings and 3D surfaces and solids of important geologic features. To add to this, all of the historic drill core lithology logs and assay data (>2900 holes) was entered into a database and imported with the other data into Maptek Vulcan 3D software.

In addition to both continued geologic digitization and the completed 2021 exploration drill program, the Company has performed a geophysical survey over the summer of 2021. The survey was conducted as a ground geophysical 3DIP survey through DIAS Geophysical Ltd out of Saskatoon, Saskatchewan.

Conclusions

The Pre-Feasibility level analyses demonstrates that the restart of the Bunker Hill Mine can reasonably be expected to generate a positive return on investment with an after-tax internal rate of return (IRR) of 36% based on the reserves presented. It is reasonable to expect the conversion of Inferred resources to Indicated resources and indicated resources to measured resources to continue. Inferred mineral resources are considered too geologically speculative to have economic considerations applied to them to be classified as a mineral reserve.

The Technical Report Summary is based on all available technical and scientific data available as of August 29, 2022. Mineral resources are considered by the QP to meet the reasonable prospects of eventual economic extraction due two main factors: (1) cut-off grades are based on scientific data and assumptions related to the project and (2) mineral resources are estimated only within blocks of mineralization that have been accessible in the past by mining operations as well as by using generally accepted mining and processing costs that are similar to many projects in Idaho.

Recommendations

Continued analysis and interpretation of the geophysical survey results should aid to guide future exploration activities outside of historical mine working areas. Additional exploration drilling, with the advancement of underground mine development, is also advised due to the proximity of future development to under-explored areas of historical workings. Continued digitization and interpretation of historical mapping and research will aid to guide future underground and surface exploration activities.

Completion of issued for construction (IFC) level drawings for the mineral processing facilities is recommended.

Completion of IFC-level engineering drawings related to the paste backfill plant are recommended. Final tails product material generated from additional metallurgical testing will work to optimize binder compositions and have the potential to reduce backfill operating expenses or costs.

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

Table 1-6 Proposed Work Program to Advance Bunker Hill

Activity	Amount ($ in millions)
Geophysical Interpretation and Additional Geophysics	$0.05
Environmental Studies	$0.03
Geotechnical Studies	$0.15
Mill and Process Plant Engineering	$1.70
Hydraulic Backfill and Tailing Placement Engineering	$0.50
Total Recommended Budget	$2.43

Project Infrastructure

The Bunker Hill complex is a mature mine with much of the underground infrastructure and development still in place. The mill, smelter and tailing impoundment have been removed, and these sites have been reclaimed. Part of the reclamation included surface water diversion structures, which are still in use and are maintained in good condition. The original Bunker Hill mine offices, car and maintenance shops, and change house are located near the Kellogg Tunnel (KT) portal and are in serviceable condition.

Bunker Hill is located in Kellogg, Idaho, along the Interstate 90 corridor on the west side of what is traditionally known as the Silver Valley. It is 60 miles from the Spokane, Washington airport to the west and 125 miles to the Missoula, Montana airport to the east. The Silver Valley of north Idaho is a desirable place to live and is home to an enthusiastic and talented underground mining work force.

Mine power requirements have been met and completed with the Avista Kellogg substation, located next to the Bunker Hill main offices supplying power to the Mine and other local consumers. There are two existing distribution lines now supplying the Mine from the Kellogg Avista substation. One feeds the surface mine facilities and the underground loads from the Kellogg side, and the other feeds the Wardner mine yard and facilities. The current three-phase 2.5 kilovolt (kV) mine distribution system on the Kellogg side has been upgraded to three-phase 13.2kV during the year ended December 31, 2023.

Mine discharge water now gravity drains out the nine-level through the Kellogg Tunnel via a ditch adjacent to the rail line to the portal. It is then routed to a water treatment plant constructed by the EPA and currently operated by the Idaho Department of Environmental Quality (IDEQ).

BHMC commissioned Patterson & Cooke North America to perform tradeoff studies for costing and operating the mine backfill and tailing placement facilities. Results from the tradeoff studies led to the location of the plant on surface, both adjacent to the mill and at Wardner. Tailings thickening will take place inside the mill/process facility building, with the underflow being pumped to the tailings filtration plant located adjacent to the mill/process building. Vacuum filtration will take the thickened tailings and produce a filter cake material, which will be deposited and stored in a load-out facility at the plant. A surface loader will transfer the filter cake tailings into overland haul trucks to deliver the material up to the Wardner side of operations along the return route from run-of-mine (ROM) ore haulage. Once delivered to the storage facility at Wardner, material will be loaded into the paste plant, combined with an ordinary cement binder, and subsequently pumped underground via a reticulated piping system.

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

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage (AMD) in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief U.S. District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a) and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and intends to vigorously defend itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the sale and purchase agreement executed between the companies for the Mine on December 15, 2021.

On October 26, 2021, the Company asserted claims against Crescent in a separate lawsuit. Bunker Hill Mining Corporation v. Venzee Technologies Inc. (Venzee) et al, Case No. 2:21-cv-209-REP, was filed in the U.S. District Court for the District of Idaho on May 14, 2021. The Company has subsequently executed a tolling agreement with Venzee in exchange for dropping its lawsuit. The Company originally filed this lawsuit on May 14, 2021 against other parties but has since filed an amended complaint to include its claims against Crescent. This lawsuit has been consolidated into the lawsuit Crescent filed on July 28, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

The enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) requires the operators of mines to include in each periodic report filed with the SEC certain specified disclosures regarding the Company’s history of mine safety. The information concerning mine safety disclosures required by the Act and this Item is included in Exhibit 95.1 to this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on Toronto Stock Exchange Venture under the symbol “BNKR” and on the OTCQB under the symbol “BHLL”.

Stockholders

As of March 12, 2024, there were approximately 160 stockholders of record of our common stock and, according to our estimates, approximately 500 beneficial owners of our common stock.

Unregistered Sales of Securities

Warrant Exercise

On March 15, 2023, the Company amended the exercise price and the expiry date of 10,416,667 common stock purchase warrants of the Company. The warrants were issued to Teck Resources Limited (“Teck”) on a private placement basis on May 13, 2022, in consideration for the Company’s acquisition of the Pend Oreille process plant. Each warrant entitles the holder thereof to purchase one share of common stock of the Company (each, a “warrant share”) at an exercise price of C$0.37 per warrant share at any time on or prior to May 12, 2025. The Company amended the exercise price of the warrants from C$0.37 to C$0.11 per warrant share and amended the expiry date from May 12, 2025 to March 31, 2023. Following the amendment of the terms of the warrants, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of approximately C$1,145,834 to the Company. The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the exercise of the warrants.

Private Placement of Special Warrants

On March 28, 2023, the Company announced the closing of a private placement of special warrants of the Company (the “Special Warrants”) by issuing 51,633,727 Special Warrants at a price of C$0.12 per Special Warrant, for aggregate gross proceeds of C$6,196,047. Each Special Warrant is exercisable, for no additional consideration and with no further action on the part of the holder thereof, into one unit of the Company (each, a “Unit”), subject to customary anti-dilution provisions and a certain penalty provision set forth in the indenture governing the Special Warrants. Each Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”) at an exercise price of $0.15 per Warrant Share until March 27, 2026. In consideration for their services in connection with the offering, a cash commission in the amount of $211,461 is payable to the agents. The agents were also issued 2,070,258 compensation options (the “Compensation Options”). Each Compensation Option is exercisable to acquire one unit of the Company (a “Compensation Unit”) at a price of C$0.12 per Compensation Unit for a period of 36 months from March 27, 2023, subject to adjustment in certain events. Each Compensation Unit consists of one share of common stock of the Company and one common stock purchase warrant of the Company (an “Agents’ Compensation Warrant”). Each Agents’ Compensation Warrant entitles the holder thereof to acquire one share of common stock of the Company (an “Agents’ Compensation Warrant Share”) at a price of C$0.15 per Agents’ Compensation Warrant Share until March 27, 2026. The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the private placement.

Shares of Common Stock Issued in Satisfaction of Interest Payable on Convertible Debentures

The Company and Sprott Private Resource Streaming & Royalty Corp. (“Sprott”) entered into (i) six convertible debentures on January 28, 2022 in the aggregate principal amount of $6,000,000 (the “CD1”) and (ii) three convertible debentures on June 17, 2022 in the aggregate principal amount of $15,000,000 (the “CD2” and together with the CD1, the “convertible debentures”). Pursuant to the terms of the convertible debentures, the Company may elect to pay the accrued and unpaid interest due thereunder by issuing shares of common stock of the Company, as opposed to paying cash, at the conversion price set forth therein. On January 10, 2023, the Company issued 6,377,271 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2022. On March 31, 2023, the Company issued 9,803,573 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2023. On June 23, 2023, the Company issued 3,944,364 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2023. On October 11, 2023, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2023. On January 9, 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2023. The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of issuance of the shares in satisfaction of the interest payable under the convertible debentures.

Securities Issued Pursuant to Equity Incentive Plans

During the fiscal year ended December 31, 2023, the Company issued 10,844,993 restricted stock units (“RSUs”) and nil options to purchase shares of common stock of the Company to directors, employees and consultants under the Company’s equity incentive plans.

On May 25, 2023, the Company issued 1,268,183 shares of common stock at a deemed price of C$0.20 for the settlement of RSUs.

On May 29, 2023, the Company issued 50,000 shares of common stock at a deemed price of C$0.22 for the settlement of RSUs.

On June 1, 2023, the Company issued 2,821,248 shares of common stock at a deemed price of C$0.23 for the settlement of RSUs.

On June 2, 2023, the Company issued 888,654 shares of common stock at a deemed price of C$0.26 for the settlement of RSUs.

On June 5, 2023, the Company issued 357,735 shares of common stock at a deemed price of C$0.27 for the settlement of RSUs.

On June 7, 2023, the Company issued 42,000 shares of common stock at a deemed price of C$0.255 for the settlement of RSUs.

On June 7, 2023, the Company issued 339,398 shares of common stock at a deemed price of C$0.245 for the settlement of RSUs.

On November 16, 2023, the Company issued 42,000 shares of common stock at a deemed price of C$0.125 for the settlement of RSUs.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such securities.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements”, which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning the Company’s plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company’s other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Background and Overview

The Company’s sole focus is the development and restart of its 100% owned flagship asset, the Bunker Hill Mine, in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed. Production is expected to commence in 2024.

Since early 2020, the Company has conducted multiple exploration campaigns, published multiple economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, the Company announced a project finance package with Sprott Private Resource Streaming & Royalty Corp., an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine. In 2022, the Company completed the purchase of a package of equipment and parts inventory from Teck Resources Limited’s (“Teck”) Pend Oreille operation. The package comprises substantially all the mineral processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of components and parts for the mill, assay lab, conveyer, field instruments, and electrical spares.

The Company has moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) conducting the program of activities to restart the mine.

In June 2023, the Company closed an upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The Company believes that this project finance package will be sufficient to complete the development and construction activities to restart the mine.

The Bunker Hill Mine restart is expected to take place in 2024, with first concentrate production targeted for the fourth quarter of 2024. However, the estimated timing of Bunker Hill Mine restart is subject to change based on factors beyond the Company’s control, including but not limited to supply chain dynamics.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the years ended December 31, 2021 and 2022. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the year ended December 31, 2023 and the year ended December 31, 2022

Revenue

During the year ended December 31, 2023, the Company generated no revenue (year ended December 31, 2022 - $nil).

Expenses

During the year ended December 31, 2023, the Company reported total operating expenses of $11,600,574 as compared to total operating expenses of $16,487,161 for the year ended December 31, 2022.

The decrease in total operating expenses was primarily due to (i) a decrease in mine preparation expenses of $7,827,656 (ii) a decrease in consulting and wages expenses of $1,872,392 (iii) partially offset by an increase in operation and administration expenses of $4,112,443 in the year ended December 31, 2023 compared to the year ended December 31, 2022. Mine preparation expenses were $nil in the year ended December 31, 2023, primarily as a result of the Company determining that all costs directly attributed to the mine after September 30, 2022 (upon the release of the prefeasibility study) constituted mine development costs (capitalized to non-current assets) instead of mine preparation costs (expense) given the existence of probable mineral reserves and an economic study incorporating them. The decrease in consulting and wages expenses was impacted by a lower volume of transactions and a lower bonus accrual in the year ended December 31, 2023, as compared to the year ended December 31, 2022. Operation and administration expenses increased due to increased activities at site, such as maintenance.

Net Income and Comprehensive Income

The Company had net loss of $13,432,539 for the year ended December 31, 2023 (net income of $898,591 for the year ended December 31, 2022). The decrease in net income was due to a decrease in the gain recorded due to change in derivative liability of $13,336,366 (gain of $2,360,025 and gain of $15,696,391 for the year ended December 31, 2023, and 2022 respectively). The decrease in net income was further increased by a higher interest expense in the year ended December 31, 2023 ($7,124,527) compared to the year ended December 31, 2022 (3,382,559), due to the issuance of the Stream obligation in June 2023. The change in net loss was also impacted by a decrease of $1,462,230 gain on extinguishment in debt in the year ended December 31, 2023, compared to the year ended December 31, 2022. A gain of $7,151,873 was recognized in the year ended December 31, 2023, relating to the sale of mineral properties, compared with a $8,614,103 gain on EPA settlement in the year ended December 31, 2022. Net loss for the year ended December 31, 2023, included a loss on modification of debt of 3,228,525, mostly relating to the Stream, compared to $nil for the year ended December 31, 2022. Net loss for the year ended December 31, 2023, also included the initial recognition of a deferred tax liability and corresponding deferred tax expense relating to the closing of the stream transaction ($2,588,590 for the year ended December 31, 2023, compared to $nil for the year ended December 31, 2022).

The decrease in net income was offset by the inclusion of $1,107,093 of interest income for the year ended December 31, 2023, compared to $nil for the year ended December 31, 2022. Additionally, items offsetting the decrease in net income was the decrease in operating expenses, as described above, and the decrease in debenture financing costs of $1,230,540 ($nil for the year ended December 31, 2023, compared to $1,230,540 for the year ended December 31, 2022). The decrease in net income was further offset by an increase in the gain recorded due to change in convertible debentures of $2,814,313 (gain of $1,673,776 and loss of $1,140,537 for the year ended December 31, 2023, and 2022 respectively). The gain in fair value that occurred in 2023 was driven by a decline in the Company’s share price. The loss that occurred in 2022 was driven by the increase in likelihood of the RCD being converted into a Royalty.

The Company had comprehensive loss of $12,877,752 for the year ended December 31, 2023 (comprehensive income of $1,152,466 for the year ended December 31, 2022). Comprehensive loss for the year ended December 31, 2023, is inclusive of a $554,787 gain on change in fair value on own credit risk ($253,875 for the year ended December 31, 2022) relating to the convertible debentures outstanding into during the year ended December 31, 2023, due to the Company’s credit rating improving in the same period primarily due to the closing of the $46,000,000 Stream.

Liquidity and Capital Resources

Current Assets and Total Assets

As of December 31, 2023, the Company had total current assets of $27,176,997, compared to total current assets of $7,741,052 at December 31, 2022 – an increase of $19,435,945; and total assets of $61,989,678, compared to total assets of $32,929,892 at December 31, 2022 – an increase of $29,059,786. The increase in current assets and total assets was primarily due to the closing of the $46,000,000 Stream, net of repayment of the $5,000,000 Bridge Loan, Promissory note and transaction related costs, the exercise of 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of $837,460 (C$1,145,834) and the closing of the March 2023 Offering for gross proceeds of $4,536,020 (C$6,196,047).

Current Liabilities and Total Liabilities

As of December 31, 2023, the Company had total current liabilities of $7,472,326 and total liabilities of $88,356,840, compared to total current liabilities of $10,155,582 and total liabilities of $59,106,835 at December 31, 2022. Current liabilities decreased primarily as a result of the repayment of the promissory note, and settlement of accounts payable and accrued liabilities from the proceeds of the Stream. Total liabilities increased primarily as a result of closing of the $46,000,000 Stream and recognition of deferred tax liability, partially offset by a decrease in the carrying values of convertible debenture 1, convertible debenture 2, warrants, and the settlement of royalty convertible debenture and the bridge loan.

Working Capital and Shareholders’ Deficit

As of December 31, 2023, the Company had a working capital balance of $19,704,671 and a shareholders’ deficiency of $26,367,162 compared to a working capital deficit of $2,414,530 and a shareholders’ deficiency of $26,176,943 as of December 31, 2022. The working capital balance increased during the year ended December 31, 2023, primarily due to cash received from closing of the $46,000,000 Stream (net of repayment of the $5,000,000 Bridge Loan and transaction related costs) and cash received from the closing of a brokered private placement of special warrants of the Company, partially offset by operating expenses and capital expenditures incurred during the period. The shareholders’ deficiency decreased due to proceeds received from the equity financing in the year ended December 31, 2023, partially offset by the net loss the same period.

Cash Flow

During the year ended December 31, 2023, the Company had a net cash increase of $19,394,491, primarily due to the closing of a brokered private placement of special warrants of the Company and proceeds received from the exercise of warrants and closing of the Stream agreement with Sprott. Cash expenditures during the year ended December 31, 2023, were primarily related to process plant and general working capital requirements.

Subsequent Events

Share Issuance

On January 09, 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2023.

On January 29, 2024, the Company granted 672,450 RSUs to a certain member of management of the Company. The RSUs vest on January 29, 2025.

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

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per share of common stock, USD-CAD exchange rates, spot and futures prices of minerals, expected equity volatility, expected volatility in minerals prices, discount for lack of marketability, credit spread, expected mineral production over the life of the mine, and project risk/estimation risk factors.

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

Incremental Borrowing rate

The Company estimates the incremental borrowing rate to determine the present value of future lease payments. Actual results may be different from estimates.

Borrowing Cost Capitalization rate

The Company makes estimates to determine the percentage of borrowing costs that are capitalized into property plant and equipment. Actual results may be different.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp. (formerly Liberty Silver Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the “Company”) as at December 31, 2023 and 2022, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and changes in shareholders’ deficiency for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Series 1 & 2 Convertible Debentures (CDs)

The Company had previously issued CDs which are complex in nature and are required to be fair valued at the end of each reporting period.

The calculation of the fair value of the CDs requires management to use an appropriate valuation model and incorporates estimates.

This resulted in an increased extent of audit effort, including the involvement of internal valuation specialists.

Due to the complexity of these CDs and the estimates and assumptions involved in the determination of fair value we considered this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies - Use of Estimates and Assumptions and Note 9 Promissory Notes Payable and Convertible Debentures.

We responded to this matter by performing audit procedures in relation to the valuation of the CDs. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained and assessed all amendments signed in the year in relation to the CDs.

● Obtained management’s assessment of the fair value of the CDs.

● With the assistance of internal valuation specialists, evaluated the reasonability of management’s model for valuing the CDs and the appropriateness of the inputs used in the model, and recalculated fair values.

● Recalculated the covenants involved to ensure compliance.

● Performed a sensitivity analysis on the inputs.

● Assessed the appropriateness of the related disclosures.

Accounting Treatment and Valuation of Stream Debenture

Upon closing of the Metals Purchase Agreement, the Company was issued a $46,000,000 debenture (the “Stream Debenture”).

The determination of the accounting treatment of the Stream Debenture is complex in nature. The measurement of the Stream Debenture requires management to incorporate significant estimates.

Due to the complexity involved in determining the correct accounting treatment and measurement of the Stream Debenture, we considered this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies - Use of Estimates and Assumptions and Note 9 Promissory Notes Payable and Convertible Debentures.

We responded to this matter by performing audit procedures in relation to the accounting treatment and valuation of the Stream Debenture. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained the agreement for the Stream Debenture.

● Evaluated the appropriateness of management’s analysis and assessment of the accounting treatment of the Stream Debenture in accordance with relevant accounting standards.

● Assessed the reasonability of the model used to value the Stream Debenture and the appropriateness of the inputs used and recalculated the value.

● With the assistance of internal valuation specialists, assessed certain key assumptions in the valuation of the Stream Debenture which included the discount rate and future metal prices.

● Evaluated management’s calculation of the initial and year-end measurement of the Stream Debenture.

● Assessed the appropriateness of the related disclosures.

Measurement of Gain on Conversion of Royalty Convertible Debenture (“RCD”)

The RCD was converted and the Company granted a royalty over the life of the Bunker Hill mine (the “Royalty”).

The determination of the accounting treatment of the Royalty is complex in nature. The measurement of the converted RCD into the Royalty requires management to incorporate significant estimates.

Due to the complexity involved in determining the correct accounting treatment and measurement of the RCD and the Royalty on the conversion date, we consider this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies - Use of Estimates and Assumptions and Note 9 Promissory Notes Payable and Convertible Debentures.

We responded to this matter by performing audit procedures in relation to the measurement of gain on conversion of the RCD. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained the agreement for the conversion of the RCD into the Royalty.

● Evaluated management’s analysis and assessment of the accounting treatment of the conversion in accordance with the relevant accounting standards.

● Assessed the reasonability of the model used to value the RCD and Royalty on conversion date and the appropriateness of the inputs used and recalculated the values.

● With the assistance of internal valuation specialists, assessed certain key assumptions in the valuation of the RCD and Royalty on conversion date which included the discount rate and future metal prices.

● Tested mathematical accuracy of management’s calculation of the RCD and the Royalty.

● Assessed the appropriateness of the related disclosures.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 12, 2024

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash	$20,102,596	$708,105
Restricted cash (note 8)	6,476,000	6,476,000
Accounts receivable and prepaid expenses (note 4)	598,401	556,947
Total current assets	27,176,997	7,741,052

Non-current assets
Spare parts inventory	341,004	341,004
Long-term deposit	249,265	269,015
Equipment (note 5)	946,661	551,204
Right-of-use assets (note 5)	625,022	-
Bunker Hill Mine and Mining interests (note 6)	15,198,259	15,896,645
Process plant (note 5)	17,452,470	8,130,972
Total assets	$61,989,678	$32,929,892

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$1,788,950	$4,523,502
Accrued liabilities	1,225,525	1,500,164
Current portion of lease liability (note 7)	353,526	-
Derivative warrant liability (note 10)	-	903,697
Deferred share units liability (note 13)	569,327	573,742
Environment protection agency cost recovery payable (note 8)	3,000,000	-
Interest payable (notes 8 and 9)	534,998	1,154,477
Promissory notes payable (note 9)	-	1,500,000
Total current liabilities	7,472,326	10,155,582

Non-current liabilities
Lease liability (note 7)	71,808	-
Loan payable (note 9)	-	4,684,446
Series 1 convertible debenture (note 9)	5,244,757	5,537,360
Series 2 convertible debenture (note 9)	13,458,570	14,063,525
Stream debenture (note 9)	51,138,000	-
Royalty convertible debenture (note 9)	-	10,285,777
Environment protection agency cost recovery liability net of discount (note 8)	6,574,140	7,941,466
Deferred tax liability (note 15)	2,588,590	-
Derivative warrant liability (note 10)	1,808,649	6,438,679
Total liabilities	88,356,840	59,106,835

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 10)	-	-
Common stock, $0.000001 par value, 1,500,000,000 shares of common stock authorized; 322,661,482 and 229,501,661 shares of common stock issued and outstanding, respectively (note 10)	321	228
Additional paid-in-capital (note 10)	57,848,953	45,161,513
Accumulated other comprehensive income	808,662	253,875
Accumulated deficit	(85,025,098)	(71,592,559)
Total shareholders’ deficiency	(26,367,162)	(26,176,943)
Total shareholders’ deficiency and liabilities	$61,989,678	$32,929,892

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Operating expenses
Operation and administration	$6,146,322	$2,033,879
Mine preparation	-	7,827,656
Legal and accounting	1,848,879	1,147,861
Consulting and wages (note 16)	3,605,373	5,477,765
Loss from operations	(11,600,574)	(16,487,161)

Other income or gain (expense or loss)
Interest income	1,107,093	-
Change in derivative liability (note 10)	2,360,025	15,696,391
Gain (loss) on foreign exchange	4,821	(237,546)
Gain (loss) on fair value of convertible debentures (note 9)	1,673,776	(1,140,537)
Gain on RCD settlement (note 6)	6,980,932	-
Gain on debt settlement	170,941	-
Gain on EPA debt extinguishment (note 8)	-	8,614,103
Gain on warrant modification	214,714	-
Interest expense (notes 8 and 9)	(7,124,527)	(3,382,559)
Debenture finance costs (note 9)	-	(1,230,540)
Financing costs (note 10)	(934,502)	(945,507)
Other income	23,520	18,626
Other expense	-	(6,679)
Loss on revaluation of stream debenture (note 9)	(3,128,956)	-
Loss on debt modification (note 9)	(99,569)	-
Loss on debt settlement (note 9)	(491,643)	-
(Loss) income for the year pre tax	$(10,843,949)	$898,591
Deferred tax expense (note 15)	(2,588,590)	-
Net (loss) income for the year	(13,432,539)	898,591

Other comprehensive income (loss), net of tax
Gain on change in FV on own credit risk (note 9)	554,787	253,875
Other comprehensive income	554,787	253,875
Comprehensive (loss) income	(12,877,752)	1,152,466

Net (loss) Income per share of common stock
Net (loss) income per share of common stock – basic (note 11)	$(0.05)	$0.00
Net (loss) income per share of common stock – fully diluted (note 11)	$(0.05)	$0.00
Weighted average number of shares of common stock
Weighted average shares of common stock – basic (note 11)	280,354,631	205,950,811
Weighted average shares of common stock – fully diluted (note 11)	280,354,631	269,801,281

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Operating activities
Net (Loss) income for the year	$(13,432,539)	$898,591
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,092,290	421,881
Depreciation expense	190,133	214,643
Change in derivative liability	(2,360,025)	(15,696,391)
Deferred tax expense	2,588,590	-
Units issued for services	111,971	1,060,858
Imputed interest expense on lease liability	29,699	1,834
Interest expense	92,799	16,466
Financing costs	-	264,435
Foreign exchange loss (gain)	-	233,059
Foreign exchange loss (gain) on re-translation of lease	-	718
Accretion of liabilities	4,149,267	996,400
Loss on revaluation of stream debenture	3,128,956	-
Loss on modification of debt	99,569	-
Loss on debt settlement	491,643	-
(Gain) loss on fair value of convertible debt derivatives	(1,673,777)	1,140,537
Gain on Warrant Extinguishment	(214,714)	-
Gain on RCD settlement	(6,980,932)	-
Gain on debt settlement	(170,941)	-
Gain on extinguishment EPA debt	-	(8,614,103)
Changes in operating assets and liabilities:
Accounts receivable	-	369,544
Prepaid finance costs	-	393,640
Prepaid expenses and deposits	(26,267)	(1,133,124)
Accounts payable	(1,840,426)	773,102
Accrued liabilities	425,719	316,167
EPA water treatment payable	-	(4,458,707)
EPA cost recovery payable	-	(2,000,000)
Interest payable – EPA	-	(78,710)
Interest payable	1,966,233	2,380,853
Net cash used in operating activities	(12,332,752)	(22,498,307)

Investing activities

Additions to Bunker Hill Mine and mining interests	(1,458,506)	(6,681,381)
Land purchase	-	(202,000)
Process plant	(9,398,032)	(3,633,687)
Purchase of machinery and equipment	(539,803)	(316,600)
Purchase of spare inventory	-	(341,004)
Net cash used in investing activities	(11,396,341)	(11,174,672)

Financing activities
Proceeds from stream obligation	46,000,000	-
Transaction costs stream obligation	(740,956)	-
Proceeds from convertible debentures	-	29,000,000
Proceeds from bridge loan	-	4,668,000
Proceeds from issuance of shares, net of issue costs	3,661,822	7,767,849
Proceeds from warrants exercise	837,459	-
Proceeds from promissory notes	390,000	-
Repayment of bridge loan	(5,000,000)	-
Repayment of promissory notes	(150,000)	-
Repayment of promissory note	(1,599,568)	(1,000,000)
Lease payments	(275,173)	(64,828)
Net cash provided by financing activities	43,123,584	40,371,021
Net change in cash and restricted cash	19,394,491	6,698,042
Cash, beginning of year	7,184,105	486,063
Cash and restricted cash, end of year	$26,578,596	$7,184,105

Supplemental disclosures
Non-cash activities:
Units issued to settle accounts payable and accrued liabilities	$874,198	$228,421
Units issued to settle interest payable	2,515,235	1,400,174
Mill purchase for shares and warrants	-	3,243,296
Units issued to settle DSU/RSU/Bonuses	-	872,399

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash, end of year	$26,578,596	$7,184,105
Less restricted cash	6,476,000	6,476,000
Cash	$20,102,596	$708,105

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	loss	deficit	Total

Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation	-	-	1,458,946	-	-	1,458,946
Compensation options	-	-	111,971	-	-	111,971
Shares issued for interest payable	25,300,209	25	2,784,124	-	-	2,784,149
Shares issued for RSUs vested	5,809,218	6	(6)	-	-	-
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	907,090
Special warrant shares issued for C$0.15	51,633,727	52	7,425,325	-	-	7,425,377
OCI	-	-	-	554,787	-	554,787
Net income for the period	-	-	-	-	(13,432,539)	(13,432,539)
Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)

Balance, December 31, 2021	164,435,826	$164	$38,248,618	$-	$(72,491,150)	$(34,242,368)

Stock-based compensation	-	-	700,737	-	-	700,737
Compensation options	-	-	264,435	-	-	264,435
Shares issued for interest payable	11,544,279	12	1,400,174	-	-	1,400,186
Shares issued for RSUs vested	2,565,900	2	(2)	-	-	-
Non brokered shares issued for C$0.30	1,471,664	1	352,854	-	-	352,855
Special warrant shares issued for C$0.30	37,849,325	38	9,083,719	-	-	9,083,757
Contractor shares issued for C$0.30	1,218,000	1	289,999	-	-	290,000
Shares issued for Process plant purchase	10,416,667	10	1,970,254	-	-	1,970,264
Issue costs	-	-	(902,427)	-	-	(902,427)
Warrant valuation	-	-	(6,246,848)	-	-	(6,246,848)
Gain on fair value from change in credit risk	-	-	-	253,875	-	253,875
Net income for the period	-	-	-	-	898,591	898,591

Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)

(i)	Shares issued at C$0.15, converted to U.S. dollars at $0.11 (note 11)
(ii)	Shares issued at C$0.30, converted to U.S. dollars at $0.24 (note 11)
(ii)	Units issued at C$0.40, converted to U.S. dollars at $0.32 (note 11)
(iv)	Units issued at C$0.57, converted to U.S. dollars at $0.45 (note 11)

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

Borrowing costs that are directly attributable to the acquisition, construction or production of an asset that takes a substantial period of time to prepare for its intended use are capitalized as part of the cost of the asset. Capitalization of borrowing costs begins when there are borrowings, and activities commence to prepare an asset for its intended use. Capitalization of borrowing costs ends when substantially all activity necessary to prepare a qualifying asset for its intended use are complete. When proceeds of project-specific borrowings are invested on a temporary basis, borrowing costs are capitalized net of any investment income.

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

Leases

Operating lease right of use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in operation and administration expenses in the consolidated statements of (loss) Income and comprehensive (loss) Income.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, promissory notes payable, current portion of environmental protection agency cost recovery payable, and current portion of lease liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The carrying amounts of convertible loans are reported at estimated fair values as a result of the application of fair value models at each quarter end. The Company measured its DSU liability at fair value on recurring basis using level 1 inputs. Derivative warrant liabilities and convertible debentures are measured at fair value on recurring basis using level 3 inputs. The Company measured the non-current portion of the EPA liability and the stream debenture using a discount rate that represents the market rate. The Company measured its lease liabilities using a discount rate that represents market rate for the underlying asset.

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2023, December 31, 2022, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net (loss) income per share

The Company computes net (loss) income per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, RSUs, warrants and the conversion of convertible loan payable. As of December 31, 2023, a $6,000,000 convertible debenture (the “CD1”), a $15,000,000 convertible debenture (the “CD2”), 8,970,636 stock options, 145,061,976 warrants, and 4,301,150 broker options, and 7,044,527 RSUs were considered in the calculation but not included, as they were anti-dilutive (December 31, 2022 - 9,005,636 stock options, 162,129,064 warrants, and 5,470,799 broker options).

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

Restricted share units

The Company estimates the grant date fair value of RSUs using the Company’s common stock at the grant date. The Company records the value of the RSUs in paid-in capital.

Deferred share units (“DSUs”)

The Company estimates the grant date fair value of the DSUs using the trading price of the Company’s common stock on the day of grant. The Company records the value of the DSUs owing to its directors as DSU liability and measures the DSU liability at fair value at each reporting date, with changes in fair value recognized as stock-based compensation in profit (loss).

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

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

Going concern

The assessment of the Company’s ability to continue as a going concern involves judgment regarding future funding available for its operations and working capital requirements.

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

Convertible Loans, Promissory Notes, Stream Obligation and Warrants

Estimating the fair value of derivative warrant liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants derivative liability, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants derivative liability are disclosed in Notes 9 and 10.

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per share of common stock, USD-CAD exchange rates, spot and futures prices of minerals, expected equity volatility, expected volatility in minerals prices, discount for lack of marketability, credit spread, expected mineral production over the life of the mine, and project risk/estimation risk factors. See Note 9 for full disclosures related to the convertible loans and promissory notes.

The stream obligation inputs used to determine the future cash flows and effective interest for the amortized cost calculation include futures prices of minerals and expected mineral production over the life of the mine. See Note 9 for full disclosures related to the stream obligation.

The fair value estimates may differ from actual fair values and these differences may be significant and could have a material impact on the Company’s balance sheets and the consolidated statements of operations.

Impairment of mineral properties, plant and equipment

Assets are reviewed for an indication of impairment at each reporting date. This determination requires significant judgment. Factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends, interruptions in exploration activities or a significant drop in precious metal prices.

Incremental borrowing rate

Estimating the present value of minimum future lease payments requires determining the most appropriate incremental borrowing rate. The assessment of the Company’s incremental borrowing rate involves judgment regarding the cost of borrowings for the related asset.

Borrowing cost capitalization rate

The assessment of the Company’s incremental borrowing rate involves judgment on what qualifies as a qualifying asset and on determining the capitalization rates.

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

Convertible loans and promissory notes payable

The Company reviews the terms of its convertible loans, stream obligation and promissory notes payable to determine whether there are embedded derivatives, including the embedded options, that are required to be bifurcated and accounted for as individual derivative financial instruments. In circumstances where the convertible loans, the stream obligation, or the promissory note contains embedded derivatives that are to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model. The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount. This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method. In circumstances where the convertible loans, the stream obligation, or the promissory note contains embedded derivatives that are not separated from the host contracts, the fair values of the host contract and the derivative are valued together, with the change in fair value accounted through earnings, profit and loss for each period reported.

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

Recent Accounting Pronouncements

New Accounting Pronouncements – In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company does not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this update on our consolidated financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	December 31,	December 31,
	2023	2022

Prepaid expenses	$382,198	$334,686
HST Receivable	121,621	51,532
Environment protection agency overpayment (note 8)	94,582	170,729
Total	$598,401	$556,947

5. Equipment, Right-of-Use asset, and Process Plant

Equipment consists of the following:

	December 31,	December 31,
	2023	2022

Equipment	$1,460,375	$920,571
Less accumulated depreciation	(513,714)	(369,367)
Equipment, net	$946,661	$551,204

The total depreciation expense during the year ended December 31, 2023, was $144,347 (year ended December 31, 2022 - $162,290).

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

The purchase of the mill has been valued at:

-	Cash consideration given, comprised of $500,000 non-refundable deposit remitted on January 7, 2022 and $231,000 sales tax remitted on May 13, 2022, a total of $731,000 cash remitted.
-	Value of common stock issued on May 13, 2022 at the market price of that day, a value of $1,970,264.
-	Fair value of the warrants issued together with the inputs, as determined by a binomial model, resulted in a fair value of $1,273,032. See note 10.
-	As a result, the total value of the mill at the time of purchase was determined to be $3,974,296, including $341,004 of spare parts inventory.

The process plant was purchased in an assembled state, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the balance sheets as a non-current asset in accordance with the purchase price allocation. Costs associated with the completed demobilized and transportation were capitalized. Reassemble, installation and other costs associated with these activities will be capitalized as components of the asset as incurred.

Process plant consists of the following:

	December 31,	December 31,
	2023	2022

Plant purchase price less inventory	$3,633,292	$3,633,292
Ball mill purchase	745,626	-
Demobilization	2,204,539	2,201,414
Site preparation costs	10,635,606	2,296,266
Capitalized interest (note 9)	233,407	-
Process Plant	$17,452,470	$8,130,972

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

Right-of-use asset consists of the following:

	December 31,	December 31,
	2023	2022

Right-of-use asset	670,808	-
Right-of-use asset accumulated depreciation	(45,786)	-
Right-of-use asset, net	$625,022	$-

The total depreciation expense during the year ended December 31, 2023 was $45,786 (year ended December 31, 2022 - $52,353, relating to an expired lease). The Company is a party primarily to lease contracts for mining related mobile equipment.

6. Bunker Hill Mine and Mining Interests

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

Under the terms of the November 20, 2020, amended agreement (the “Amended Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in common stock of the Company. The Company agreed to make an advance payment of $2,000,000, credited towards the purchase price of the Mine, which had the effect of decreasing the remaining amount payable to purchase the Mine to an aggregate of $3,400,000 payable in cash and $2,000,000 in common stock of the Company.

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

The Company completed the purchase of the Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of common stock of the Company. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the amended Settlement Agreement with the EPA that was executed in December 2021 (see “EPA Settlement Agreement” section below).

The $5,400,000 contract cash paid at purchase was the $7,700,000 less the $2,000,000 deposit and $300,000 credit given by the seller for prior years’ maintenance payments.

The purchase of the mine has been valued on January 7, 2022:

-	Contract purchase price of $7,700,000 less $300,000 credit by seller for prior maintenance payments.
-	Net present value of water treatment cost recovery liability assumed of $6,402,425 (note 8).
-	Capitalized legal and closing costs of $444,785.

Management has determined the purchase to be an acquisition of a single asset.

Capitalized Development

Commencing on October 1, 2022, the Company capitalizes mine development. Through December 31, 2023, a total of $2,722,889 had been capitalized.

Sale of Mineral Properties

On June 23, 2023, as consideration for the extinguishment of the royalty convertible debenture (the “RCD”), as described in note 9, the Company granted a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 1.35% rate will apply to claims outside of these areas.

This transaction is treated as a sale of mineral interest to Sprott Private Resource Streaming & Royalty Corp. (“Sprott”). The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of June 23, 2023 before consideration of the sale of mineral properties. This analysis utilized a discount rate of 13% and long-term metal prices of $1.09/lb, $0.98/lb and $25.51/oz for zinc, lead and silver respectively, consistent with assumptions utilized in the valuation of the RCD at extinguishment. The Company has recognized a gain of $6,980,932 in the consolidated statements of (loss) income and comprehensive (loss) income.

The carrying cost of the Mine is comprised of the following:

	December 31,	December 31,
	2023	2022

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	2,722,889	1,447,435
Sale of mineral properties (note 9)	(1,973,840)	-
Bunker Hill mine	$14,996,259	$15,694,645

Land purchase and lease

On March 3, 2022, the Company purchased a 225-acre surface land parcel for $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

During the year ended December 31, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase.

7. Lease Liability

As of December 31, 2023, The Company’s undiscounted lease obligations consisted of the following:

	December 31,	December 31,
	2023	2022
Gross lease obligation – minimum lease payments
1 year	$393,673	$-
2- 3 years	73,588	-
4-5 years	-	-

Future interest expense on lease obligations	(41,927)	-
Total lease liability	425,334	-

Current lease liability	353,526	-
Non-current lease liability	71,808	-
Total lease liability	425,334	-

8. Environmental Protection Agency

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, U.S. Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectiveness of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of the historical environmental response costs. Pursuant to the terms of the Amended Settlement, upon purchase of the Bunker Hill Mine and the satisfaction of financial assurance commitments (as described below), the $19,000,000 of cost recovery liabilities will be paid by the Company to the EPA on the following dates:

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

The Company completed the purchase of the Mine (see note 6) and made the initial $2,000,000 cost recovery payment on January 7, 2022. Concurrent with the purchase of the Mine, the Company assumed the balance of the EPA liability totaling $17,000,000, an increase of $8,000,000 from $9,000,000. This was capitalized as $6,402,425 to the carrying value of the Bunker Hill Mine at time of purchase, comprised of $3,000,000 of incremental current liabilities and $5,000,000 of non-current liabilities (discounted to $3,402,425). See note 6.

During the year ended 2022, the financial assurance was put into place, enabling the restructuring of the payment under the Amendment Settlement with the entire $17,000,000 liability being recognized as long-term. As of December 31, 2023 (unchanged from December 31, 2022), the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability. The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election). The letters of credit of $6,476,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $6,476,000 of restricted cash shown within current assets as of December 31, 2023 and December 31, 2022.

The Company recorded accretion expense on the liability of $1,632,674 for the year ended December 31, 2023, respectively, bringing the net liability to $9,574,140 (previously accrued interest of $154,743) as of December 31, 2023. Additionally, there is $24,587 of interest owed to the EPA recorded in interest payable on the consolidated balance sheets.

During the year ended December 31, 2022, the Company recorded combined discount amortization expense of $712,713 on the discounted pre-and post-extinguishment liability, and interest expense of $156,343 respectively, bringing the net liability to $7,941,466. As at December 31, 2022 interest of $24,587 is included in interest payable on the consolidated balance sheets. Under ASC 470-50, Debt Modifications and Extinguishments, during the year ended December 31, 2022, the Company performed a comparison of net present value of the pre-settlement Cost Recovery obligation to the post-settlement schedule of Cost Recovery obligation to determine this was an extinguishment of debt. For the year ended December 31, 2022 the Company recorded a gain on extinguishment of debt totaling $8,614,103.

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of December 31, 2023, a prepaid expense of $94,582 (December 31, 2022: $170,729) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the consolidated balance sheets as accounts receivable and accounts payable.

9. Promissory notes payable and Convertible Debentures

On September 22, 2021, the Company issued a non-convertible promissory note in the amount of $2,500,000 bearing interest of 15% per annum and payable at maturity. The promissory note was scheduled to mature on March 15, 2022; however, the note holder agreed to accept $500,000 payment, which the Company paid, by April 15, 2022, and the remaining principal and interest was deferred to June 20, 2022. Prior to the revised maturity of June 20, 2022, the note holder agreed to accept a further $500,000 payment by June 30, 2022, which the Company paid. The remaining principal and interest has been deferred to June 15, 2023. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in loss on debt modification in the consolidated statements of (loss) income. A final principal payment of $1,599,569 was made during the year ended December 31, 2023. Interest expense for the years ended December 31, 2023, and 2022 was $189,179 and $281,301 respectively. On December 31, 2023 interest of $nil ($384,041 at December 31, 2022) is included in interest payable on the consolidated balance sheets. On December 31, 2023, the Company owes $nil ($1,500,000 at December 31, 2022) in promissory notes payable, which was included in current liabilities on the consolidated balance sheets.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party of $120,000, and a separate non-convertible promissory note of $120,000 to another party. Each promissory note bore fixed interest of $18,000, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. Both promissory notes, including interest of a total of $36,000 recognized during the year ended December 31, 2023 ($nil for the year ended December 31, 2022), were settled on March 27, 2023 through participating in the March 2023 Offering (Note 10).

In June 2023, the Company issued a non-convertible promissory note in the amount of $150,000. The promissory note bore fixed interest of $15,000, payable at maturity, which was the earlier of one year or the receipt of an equity or debt financing. The promissory note, including interest, was settled in June 2023.

Project Finance Package with Sprott

On December 20, 2021, the Company executed a non-binding term sheet outlining a $50,000,000 project finance package with Sprott.

The non-binding term sheet with Sprott outlined a $50,000,000 project financing package that the Company expected to fulfill the majority of its funding requirements to restart the Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals Stream of up to $37,000,000. The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

On June 17, 2022, the Company consummated a new $15,000,000 convertible debenture (the “CD2”). As a result, total potential funding from Sprott was further increased to $66,000,000 including the RCD, CD1, CD2 and the Stream (together, the “Project Financing Package”).

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 new debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from Sprott was envisaged to increase to $96,000,000 including the RCD, CD1, CD2, Stream and debt facility (together, the “Project Financing Package”). The Bridge Loan, as previously envisaged, was repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

The Company incurred $83,499 of financing costs on the consolidated statements of (loss) income and comprehensive (loss) income relating to the modification of CD1, CD2, the extinguishment of RCD and the closing of the $21,000,000 debt facility.

$8,000,000 Royalty Convertible Debenture (RCD)

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or common stock at the Company’s option, until such time that Sprott elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “Sprott Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

Concurrent with the funding of the CD2 in June 2022, the Company and Sprott agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter into a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD, and have therefore been accounted for as a modification.

On June 23, 2023, the funding date of the Stream, the RCD was repaid by the Company granting a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims historically worked as described above. A 1.35% rate will apply to claims outside of these areas. The Company recorded a gain on sale of mineral properties of $6,980,932 in the consolidated statements of (loss) income and comprehensive (loss) income. Additionally, on settlement of the RCD, $347,499 of previously deferred to other comprehensive (loss) income was recognized in the net income (loss on FV of convertible debentures) on the consolidated statements of (loss) income and comprehensive (loss) income. The Company has accounted for the Royalty as a sale of mineral properties (refer to Note 6 for further detail).

$6,000,000 Series 1 Convertible Debenture (CD1)

The Company closed the $6,000,000 CD1 on January 28, 2022, which was increased from the previously-announced $5,000,000. The CD1 bears interest at an annual rate of 7.5%, payable in cash or common stock at the Company’s option, and matures on July 7, 2023 (subsequently amended, as described below). The CD1 is secured by a pledge of the Company’s properties and assets. Until the closing of the Stream, the CD1 was to be convertible into shares of Company common stock at a price of C$0.30 per share, subject to stock exchange approval (subsequently amended, as described below). Alternatively, Sprott may elect to retire the CD1 with the cash proceeds from the Stream. The Company may elect to repay the CD1 early; if Sprott elects not to exercise its conversion option at such time, a minimum of 12 months of interest would apply.

Concurrent with the funding of the CD2 in June 2022, the Company and Sprott agreed to a number of amendments to the terms of the CD1, including that the maturity date would be amended from July 7, 2023 to March 31, 2025, and that the CD1 would remain outstanding until the new maturity date regardless of whether the Stream is advanced, unless the Company elects to exercise its option of early repayment. The Company determined that the amendments in the terms of the CD1 should not be treated as an extinguishment of the CD1, and have therefore been accounted for as a modification as a result of the treatment the Company reported a gain of $179,046 in the gain (loss) on fair value of convertible debentures line of the statement of operations for the year ended December 31, 2022.

Concurrent with the funding of the Stream in June 2023, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2025, to March 31, 2026, and that CD1 would remain outstanding until the new maturity date unless the company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification. As a result of the modification the company reported a gain of $58,657 in the gain (loss) on fair value of convertible debentures line of the consolidated statement of (loss) income for year ended December 31, 2023.

$15,000,000 Series 2 Convertible Debenture (CD2)

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or common stock at the Company’s option, and matured on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets, and is convertible into Company common stock at a price of C$0.29 per share at Sprott’s election at any time through the maturity date. The repayment terms include 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on the maturity date.

Concurrent with the funding of the Stream in June 2023, the Company and Sprott agreed to amend the maturity date of the CD2 from 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on March 31, 2025, to payment in full on March 31, 2026, and that the CD2 would remain outstanding until the new maturity date unless the company elects to exercise its option of early repayment or Sprott elects to exercise its share conversion option. The Company determined that the amendments to the terms of the CD2 should not be treated as an extinguishment of the CD2 and have therefore been accounted for as a modification. As a result of the modification the company reported a loss of $(3,833) in the gain (loss) on fair value of convertible debentures line of the consolidated statement of (loss) income for year ended December 31, 2023.

The Company determined that in accordance with ASC 815 derivatives and hedging, each debenture will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (2)(4) (5)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note(3)	12-31-22	03-31-25	7.50%	0.125	120%	7.08%	4.32%	17.85%
RCD note	12-31-22	03-31-25	9.00%	0.125	120%	7.08%	4.32%	17.85%
CD2 note(3)	12-31-22	03-31-25	10.50%	0.125	120%	7.08%	4.32%	19.76%
RCD note	06-23-23	03-31-25	9.00%	0.169	120%	8.28%	4.83%	19.37%
CD1 note(3)	12-31-23	03-31-26	7.50%	0.098	115%	8.41%	4.18%	18.89%
CD2 note(3)	12-31-23	03-31-26	10.50%	0.098	115%	8.41%	4.18%	20.79%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of March 31, 2022. The CD2 carried a DLOM of 10.0% as of the issuance date and June 30, 2022
(2)	CD1 and RCD carry an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.227 and CD2 is $0.219 as of December 31, 2023. The conversion price of the CD1 is $0.219 and CD2 is $0.212 as of December 31, 2022.
(4)	A project risk rate of 13.0% was used for all scenarios of the RCD fair value computations
(5)	The valuation of the RCD is driven by the aggregation of (i) the present value of future potential cash flow to the royalty holder, in the event that the RCD is converted to a royalty, utilizing an estimate of future metal sales and Monte Carlo simulations of future metal prices, and (ii) the computation of the present value assuming no conversion to the 1.85% gross revenue royalty. The valuation of (i) is compared to the valuation of (ii) for each simulation, with the higher value used in the aggregation to arrive at the fair value of the RCD. This results in an implied probability of the RCD being converted to the royalty, in the event that the Stream is advanced.

The resulting fair values of the CD1, RCD, and CD2 at December 31, 2023, and as of December 31, 2022, were as follows:

Instrument Description	December 31, 2023	December 31, 2022
CD1	$5,244,757	$5,537,360
RCD	-	10,285,777
CD2	13,458,570	14,063,525
Total	$18,703,327	$29,886,662

The total gain (loss) on fair value of debentures recognized during the year ended December 31, 2023 and December 31, 2022, was $1,673,776 and ($1,140,537), respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the year ended December 31, 2023 and December 31, 2022, the Company recognized $554,787 and $253,875 respectively, within other comprehensive income. Interest expense for the year ended December 31, 2023 and 2022 was $2,368,233 and $2,092,065 respectively. At December 31, 2023 interest of $510,411 ($691,890 at December 31, 2022) is included in interest payable on the consolidated balance sheets. During the year ended December 31, 2023, the Company issued shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures recognizing a loss on extinguishment of debt of $268,889 ($nil in the year ended December 31, 2022) in the consolidated statements of (loss) income and comprehensive (loss) income.

The Company performs quarterly testing of the covenants in the CD1 and CD2, and was in compliance with all such covenants as of December 31, 2023.

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

On June 23, 2023 the Company used some of the proceeds from the Stream to repay the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the consolidated statements of (loss) income and comprehensive (loss) income. At December 31, 2023 interest of $nil ($53,985 at December 31, 2022) is included in interest payable on consolidated balance sheets. Interest expense for year ended December 31, 2023, was $346,550 compared to $70,404 for the year ended December 31, 2022.

The Stream

On June 23, 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company. The Stream is secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Stream is repayable by applying 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would be repayable by applying 2% of payable metals sold. The delivery price of streamed metals will be 20% of the applicable spot price. At the Company’s option, the Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company incurred $740,956 of transactions costs directly related to the Stream which were capitalized against the initial recognition of the Stream of $45,259,044 on the consolidated balance sheets.

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the consolidated statements of (loss) income and comprehensive (loss) income.

The Company determined the effective interest rate of the Stream obligation to be 10.8% and recorded accretion expense on the liability of $2,516,593 for the year ended December 31, 2023 ($nil for the year ended December 31, 2022) recognized in the consolidated statement of (loss) income and comprehensive (loss) income, accretion expense on the liability of $233,407 for the year ended December 31, 2023 ($nil for the year ended December 31, 2022) capitalized into the process plant (note 5) on the consolidated balance sheets and loss on revaluation of the liability of $3,128,956 for the year ended December 31, 2023 ($nil for the year ended December 31, 2022), bringing the liability to $51,138,000 as of December 31, 2023. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and commodity prices of 1.15 $/lb to 1.25 $/lb for zinc, 0.90 $/lb to 0.95 $/lb for lead, and 22.50 $/oz to $24.50 $/oz for silver.

$21,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years. As of December 31, 2023, the company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility will be June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of December 31, 2023, as no amount has been drawn from the facility.

Other Interest

During the year ended December 31, 2023, and December 31, 2022 the Company recognized $1,708 and $72,304 respectively of other interest expense.

10. Capital stock, warrants and stock options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 shares of common stock, with a par value of $0.000001 per share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

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

The Special Warrants were issued at a price of C$0.30 per special warrant. Each unit consists of one share of Company common stock and one warrant. Each warrant entitles the holder to acquire one share of Company common stock for C$0.37 until April 1, 2025. The warrants were also be exercisable on a cashless basis in the event the Registration Statement has not been made effective by the SEC prior to the date of exercise. On May 31, 2022, each unexercised Special Warrant was automatically exercised into one share of Company common stock and one Warrant without further action on the part of the holders.

The non-brokered 1,471,664 units were issued at a price of C$0.30 per unit. Each unit consists of one share of Company common stock and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

In connection with the special warrants offering, the agents earned a cash commission in the amount of C$563,968 and compensation options exercisable to acquire an aggregate of 1,879,892 units of the Company at C$0.30 a unit until April 1, 2024. Each compensation unit consists of one share of Company common stock and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2024.

In April 2022, the Company issued 1,315,856 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2022.

In April 2022, the Company issued 768,750 shares of common stock in connection with the settlement of RSUs.

In May 2022, the Company issued 10,416,667 units to Teck Resources Limited in consideration towards the purchase of the Pend Oreille Processing Plant at C$0.245 per unit. Each unit consists of one share of Company common stock and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until May 13, 2025.

In June 2022, the Company issued 1,218,000 units to contractors for bonuses during the three months ended March 31, 2022. Each unit consists of one share of Company common stock and one warrant. Each warrant entitles the holder to acquire one warrant share for C$0.37 until April 1, 2025.

In June 2022, the Company issued 165,000 shares of common stock in connection with the settlement of RSUs.

In July 2022, the Company issued 1,975,482 share of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2022.

In September 2022, the Company issued 33,000 shares of common stock in connection with the settlement of RSUs.

In October 2022, the Company issued 8,252,940 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2022.

In November 2022, the Company issued 1,599,150 shares of common stock in connection with settlement of RSUs.

In January 2023, the Company issued 6,377,271 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2022.

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille processing plant. The warrant entitled the holder to purchase one share of common stock of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of $837,460 (C$1,145,834) to the Company. During the year ended December 31, 2023 the Company recognized a change (gain) in derivative liability of $(400,152), relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

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

Each March 2023 Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026, subject to adjustment in certain events. In the event that the Registration Statement had not been declared effective by the SEC on or before 5:00 p.m. (EST) on July 27, 2023, each unexercised Special Warrant would be deemed to be exercised on the Automatic Exercise Date into one penalty unit of the Company (each, a “Penalty Unit”), with each Penalty Unit being comprised of 1.2 Unit Shares and 1.2 Warrants. Notice of such effectiveness was received on July 11, 2023, eliminating the potential for issuance of the Penalty Units.

In connection with the March 2023 Offering, the Company incurred share issuance costs of $846,661 and issued 2,070,258 compensation options (the “March 2023 Compensation Options”). Each March 2023 Compensation Option is exercisable at an exercise price of C$0.12 into one Unit Share and one Warrant Share and has an expiry of March 27, 2027.

The Special Warrants issued on March 27, 2023 were converted to 51,633,727 shares of common stock and common stock purchase warrants on July 24, 2023. The Company determined that in accordance with ASC 815 derivatives and hedging, each Special Warrant will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss until the shares of common stock and common stock purchase warrants are issued.

The fair value of the Special Warrant is determined through the valuation of the Unit Share based on the observed price of the Company’s common stock, a Level 1 input, together with a valuation of the warrant component of the March 2023 Unit using the Binomial model calibrated with inputs as shown in the table below.

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

In March 2023, the Company issued 9,803,574 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2023.

In May 2023, the Company issued 1,318,183 shares of common stock in connection with settlement of RSUs.

In June 2023, the Company issued 4,449,035 shares of common stock in connection with settlement of RSUs.

In June 2023, the Company issued 3,944,364 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2023.

In October 2023, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2023.

In November 2023, the Company issued 42,000 shares of common stock in connection with settlement of RSUs.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions on the day of issuance and as at December 31, 2023 and December 31, 2022:

March 2023 warrants	December 31, 2023	Grant Date
Expected life	817 days	977 days
Volatility	24%	24
Risk free interest rate	3.88%	4.33
Dividend yield	0%	0%
Share price (C$)	$0.11	$0.19
Fair value	$281,085	$2,383,937
Change in derivative liability	$(2,102,852)

April 2022 special warrants issuance	December 31, 2023	December 31, 2022
Expected life	457 days		822 days
Volatility	110%		120%
Risk free interest rate	3.88%		4.06%
Dividend yield	0%		0%
Share price (C$)	$0.11		$0.17
Fair value	$546,592		$2,406,104
Change in derivative liability	$(1,859,512)	$

April 2022 non-brokered issuance	December 31, 2023	December 31, 2022
Expected life	457 days	822 days
Volatility	110%	120%
Risk free interest rate	3.88%	4.06%
Dividend yield	0%	0%
Share price (C$)	$0.11	$0.17
Fair value	$21,252	$93,553
Change in derivative liability	$(72,301)	$

May 2022 Teck issuance	December 31, 2023		December 31, 2022
Expected life		Exercised	864 days
Volatility		N/A	120%
Risk free interest rate		N/A	4.06%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.17
Fair value		$-	$684,497

June 2022 issuance	December 31, 2023	December 31, 2022
Expected life	457 days	822 days
Volatility	110%	120%
Risk free interest rate	3.88%	3.72%
Dividend yield	0%	0%
Share price (C$)	$0.11	$0.17
Fair value	$17,589	$77,429
Change in derivative liability	$(59,840)	$-

February 2021 issuance	December 31, 2023	December 31, 2022
Expected life	771 days	1,136 days
Volatility	110%	120%
Risk free interest rate	3.88%	3.72%
Dividend yield	0%	0%
Share price	$0.11	$0.17
Fair value	$367,349	$1,335,990
Change in derivative liability	$(968,641)	$-

August 2020 issuance	December 31, 2023	December 31, 2022
Expected life	Expired	243 days
Volatility	N/A	120%
Risk free interest rate	N/A	4.06%
Dividend yield	N/A	0%
Share price	N/A	$0.17
Fair value	$-	$903,697
Change in derivative liability	$(903,697)	$

June 2019 issuance	December 31, 2023	December 31, 2022
Expected life	731 days	1,096 days
Volatility	110%	120%
Risk free interest rate	3.88%	3.82%
Dividend yield	0%	0%
Share price	$0.11	$0.17
Fair value	$226,570	$725,737
Change in derivative liability	$(499,167)	$-

August 2019 issuance (ii)	December 31, 2023	December 31, 2022
Expected life	731 days	1,096 days
Volatility	110%	120%
Risk free interest rate	3.88%	3.82%
Dividend yield	0%	0%
Share price	$0.11	$0.17
Fair value	$348,211	$1,115,369
Change in derivative liability	$(767,158)	$-

Warrants

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2021	111,412,712	$0.54	$0.18
Issued	50,955,636	0.37	0.15
Expired	(239,284)	0.70	0.21
Balance, December 31, 2022	162,129,064	$0.49	$0.17
Issued	51,633,727	0.15	0.05
Exercised	(10,416,667)	0.11	0.12
Expired	(58,284,148)	0.50	0.27
Balance, December 31, 2023	145,061,976	$0.37	$0.09

During the year ended December 31, 2023, 58,284,148 August 2020 warrants expired.

During the year ended December 31, 2022, 239,284 February 2020 broker warrants expired.

At December 31, 2023, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
		145,061,976	145,061,976

Compensation options

At December 31, 2023, the following compensation options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2021	3,590,907	$0.35
Issued – April 2022 Compensation Options (i)	1,879,892	0.30
Balance, December 31, 2022	5,470,799	0.34
Issued – March 2023 Compensation Options (ii)	2,070,258	0.15
Expired – August 2020 Compensation Options	(3,239,907)	0.35
Balance, December 31, 2023	4,301,150	$0.24

(i)	The grant date fair value of the April 2022 Compensation Options were estimated at $264,435 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
April 2022	2.34%	0%	120%	C$0.30	2 years

(ii)	The grant date fair value of the March 2023 Compensation Options were estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Fair value
Expiry date	price (C$)	broker options	($)

February 16, 2024 (i)	$0.40	351,000	$68,078
April 1, 2024 (ii)	$0.30	1,879,892	$264,435
March 27, 2026 (iii)	$0.15	2,070,258	$111,971
		4,301,150	$444,484

(i)	Exercisable into one February 2021 Unit
(ii)	Exercisable into one April 2022 Unit
(iii)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the years ended December 31, 2023 and 2022:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2021	9,053,136	$0.58
Granted (i)	700,000	$0.15
Expired, May 1, 2022	(47,000)	$10.00
Forfeited, November 25, 2022	(150,000)	$0.15
Expired, December 31, 2022	(235,500)	$0.50
Balance, December 31, 2022	9,320,636	$0.51
Expired September 30, 2023	(200,000)	0.60
Expired November 25, 2023	(150,000)	0.15
Balance, December 31, 2023	8,970,636	$0.52

(i)	On August 24, 2022, 300,000 stock options were issued to an employee of the Company, of which 150,000 vested immediately and the remaining balance of outstanding options to vest equally over the next two anniversaries of the grant date. These options have a 5-year life and are exercisable at C$0.15 per share of common stock. The grant fair value of the options was estimated at $28,930. The vesting of these options resulted in stock-based compensation of $15,594 for the year ended December 31, 2022, which is included in the operation and administration expense of the consolidated statements of (loss) income and comprehensive (loss) income. On November 23, 2022, 400,000 stock options were issued to an employee of the Company, of which 200,000 vested immediately and the remaining balance of outstanding options to vest equally over the next two anniversaries of the grant date. These options have a 5-year life and are exercisable at C$0.15 per share of common stock. The grant fair value of the options was estimated at $37,387. The vesting of these options resulted in stock-based compensation of $20,191 for the year ended December 31, 2022, which is included in the operation and administration expense of the consolidated statements of (loss) income and comprehensive (loss) income.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
October 2019	1.54%	0%	100%	C$0.50	5 years
April 2020	0.44%	0%	100%	C$0.50	5 years
February 2021	0.64%	0%	100%	C$0.34	5 years
November 2022	3.22%	0%	120%	C$0.15	5 years

The following table reflects the actual stock options issued and outstanding as of December 31, 2023:

			Number of
	Remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.82	1,575,000	1,575,000	435,069
0.55	1.30	5,957,659	4,468,245	1,536,764
0.335	0.84	1,037,977	1,037,977	204,213
0.15	3.90	400,000	300,000	37,387
		8,970,636	7,381,222	$2,213,433

The vesting of stock options during the year ended December 31, 2023, resulted in stock-based compensation expenses of $147,592 ($317,723 for the year ended December 31, 2022).

11. Income per Share

Potentially dilutive securities include convertible debentures payable, warrants, broker options, stock options, and unvested RSU. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Year ended December 31, 2023	Year ended December 31, 2022
Net (loss) income for the year	(13,432,539)	898,591

Basic (loss) income per share Weighted average number of shares of common stock - basic	280,354,631	205,950,811
Net (loss) income per share – basic	(0.05)	0.00
Net (loss) income for the period	(13,432,539)	898,591
Dilutive effect of convertible debentures	-	(370,121)
Dilutive effect of warrants on net income	-	-
Diluted net (loss) income for the year	(13,432,539)	528,470
Weighted average number of shares of common stock - basic	280,354,631	205,950,811
Diluted effect:
Stock options and RSUs	-	63,850,470
Weighted average number of shares of common stock - fully diluted	280,354,631	269,801,281
Net (loss) income per share - fully diluted	(0.05)	0.00

12. Restricted share units

Effective March 25, 2020, the Board of Directors approved a RSU Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the year ended December 31, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	576,000	$0.62
Granted	6,620,641	0.17
Vested	(2,373,900)	0.18
Unvested as at December 31, 2022	4,822,741	$0.22
Granted	10,844,993	0.23
Vested	(5,809,217)	0.24
Forfeited	(2,813,990)	0.20
Unvested as at December 31, 2023	7,044,527	$0.24

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

(v) On October 31, 2022 the Company granted 1,599,150 RSUs to two consultants of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $111,304 for the year ended December 31, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(vi) On November 17, 2022 the Company granted 4,396,741 RSUs to certain key management of the Company. The RSUs vest in one third increments upon each anniversary of the grant date. The vesting of these RSUs resulted in stock-based compensation of $208,574 and $79,504 respectively for the year ended December 31, 2023 and December 31, 2022, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(vii) On June 1, 2023, the Company granted 4,067,637 RSUs to executives and employees of the Company, which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $355,420 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(viii) On June 4, 2023, the Company granted 42,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $7,825 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

(ix) On July 4, 2023, the Company granted 6,735,356 RSUs to executives and employees of the Company, which vest in one-third increments on March 31 of 2024, 2025 and 2026. The vesting of these RSUs resulted in stock-based compensation of $344,515 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of (loss) income and comprehensive (loss) income.

The vesting of RSUs during the year ended December 31, 2023, resulted in stock-based compensation expense of $949,114 (383,015 for the year ended December 31, 2022), which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

13. Deferred share units

Effective April 21, 2020, the Board of Directors approved a Deferred Share Unit (“DSU”) Plan to grant DSUs to its directors. The DSU Plan permits the eligible directors to defer receipt of all or a portion of their retainer or compensation until termination of their services and to receive such fees in the form of cash at that time.

Upon vesting of the DSUs or termination of service as a director, the director will be able to redeem DSUs based upon the then market price of the Company’s common stock on the date of redemption in exchange for cash.

The following table summarizes the DSU activity during the years ended December 31, 2023 and 2022:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2021	5,625,000	$1.03
Granted (i)	210,000	0.20
Vested (ii)(iii)	(3,125,000)	1.03
Unvested as at December 31, 2022	2,710,000	$0.97
Granted (i)	1,875,280	0.22
Vested (ii)(iii)	(3,071,826)	0.55
Unvested as at December 31, 2023	1,495,454	$0.90

(i)	On March 31, 2022, the Board approved the early vesting of 625,000 DSUs for one of the Company’s Directors. During the three months ended June 30, 2022, the director redeemed 2,500,000 DSUs for C$750,000, and elected to use net proceeds to subscribe for 375,000 units in the Company’s April 2022 special warrant issuance at C$0.30 per unit, with the balance of the redeemed amount payable in cash after applicable withholding tax deductions.

(ii)	On July 4, 2023, 1,611,826 DSUs were issued to the Company’s Directors which vested immediately.

(iii)	On July 6, 2023, 245,454 DSUs were issued to one of the Company’s Directors which vests on July 6, 2024.

(iv)	On April 21, 2023, 1,250,000 DSUs for one of the Company’s Directors vested.

(v)	On July 1, 2023, 210,000 DSUs for one of the Company’s Directors vested.

The vesting of DSU’s during the year ended December 31, 2023, resulted in a recovery of stock-based compensation of $4,416 (a stock-based recovery of $282,967 for the year ended December 31, 2022). The fair value of each DSU is $0.08 as of December 31, 2023 and $0.13 as of December 31, 2022.

14. Commitments and contingencies

As stipulated in the agreement with the EPA and as described in Note 8, the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ (as done formerly by the EPA) invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year.

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage (AMD) in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief U.S. District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and intends to vigorously defend itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the sale and purchase agreement executed between the companies for the Mine on December 15, 2021.

15. Income taxes

As at December 31, 2023, and December 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21.0% (December 31, 2022 – 21.0%) to pretax loss from operations for the periods ended December 31, 2023 and December 31, 2022:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022

(Loss) income before income taxes	$(10,843,949)	$898,591
Expected income tax (recovery) expense	(2,277,229)	188,704
Change in estimates in respect of prior periods	(340,768)	(41,351)
Change in tax rate	-	133,687
Change in fair value of derivative liability	(495,605)	(3,296,242)
State and local taxes, net of federal benefit	463,643	(709,272)
Loss (gain) on debt settlement	124,154	-
Other	(75,605)	308
Change in valuation allowance	5,190,000	3,724,166
Total	$2,588,590	$-

The components of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$15,583,299	$10,291,114
Mining interests	7,000,260	8,391,938
EPA liabilities	2,565,870	2,068,062
Stream debenture	13,903,560	-
Lease liabilities	113,990	-
Other deferred tax assets	993,979	851,563
Total deferred tax assets	40,160,958	21,602,677
Valuation allowance	(29,214,112)	(21,501,015)
Total deferred tax assets	10,946,846	101,662
Deferred tax liabilities:
Deferred revenue	(12,526,577)	-
Convertible debentures	(615,508)	-
Right of use assets and lease obligations	(167,506)	-
Equipment	(224,553)	-
Unrealized foreign exchange gain	(1,292)	(101,662)
Total deferred tax liabilities	(13,535,436)	(101,662)
Net deferred tax liabilities	$(2,588,590)	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2023 and December 31, 2022, the Company has an unused net operating loss carryforward balance of $58,145,638 and $40,227,950, respectively, that is available to offset future taxable income. The net operating loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated in 2018 and later tax years do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company incurred $2,588,590 of income tax expense for the year ended December 31, 2023 and incurred no income tax expense for the year ended December 31, 2022. The Company’s effective income tax rate for 2023 was -23.4% compared to 0.0% for 2022. The effective tax rate during 2023 differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue compared to its treatment as debt under U.S. GAAP and due to changes in the valuation allowance established to offset net deferred tax assets.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015 through 2023.

16. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Consulting fees, wages and bonus	$1,104,075	$1,429,326

At December 31, 2023 and December 31, 2022, $67,800 and $154,797, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

(i) During the year ended December 31, 2023, Richard Williams (Director and Executive Chairman) billed $286,253 (year ended December 31, 2022 - $372,084) for consulting services and bonus payment to the Company. At December 31, 2023, $67,800 is owed to Richard Williams (December 31, 2022 - $135,600) for consulting services, with all amounts included in accounts payable and accrued liabilities.

During the year ended December 31, 2023, 1,588,800 restricted share units (RSUs) were issued to Richard Williams which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $103,688 for the year ended December 31, 2023.

During the year ended December 31, 2023, 894,199 restricted share units (RSUs) were issued to Richard Williams which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $157,765 for the year ended December 31, 2023.

During the year ended December 31, 2022, 1,110,756 restricted share units (RSUs) were issued to Richard Williams which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSUs resulted in stock-based compensation of $78,393 and $20,085 respectively for the year ended December 31, 2023 and December 31, 2022.

(ii) During the year ended December 31, 2023, the Company incurred $318,924 in payroll expense and bonus payment for Sam Ash (year ended December 31, 2022 - $438,600) for services to the Company. At December 31, 2023, $nil (December 31, 202 - $nil) is payable and included in accrued liabilities.

During the year ended December 31, 2023, 1,787,400 restricted share units (RSUs) were issued to Sam Ash which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $116,649 for the year ended December 31, 2023.

During the year ended December 31, 2023, 945,841 restricted share units (RSUs) were issued to Sam Ash which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $166,876 for the year ended December 31, 2023.

During the year ended December 31, 2022, 1,249,600 restricted share units (RSUs) were issued to Sam Ash which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSUs resulted in stock-based compensation of $88,192 and $22,596 respectively for the year ended December 31, 2023 and December 31, 2022.

(iii) During the year ended December 31, 2023, the Company incurred $132,000 in payroll expense and bonus payment for Gerbrand van Heerden (CFO) (year ended December 31, 2022, $nil) for services to the Company. At December 31, 2023, $nil (year ended December 31, 2022 - $nil) is payable, including reimbursable expenses, and included in accrued liabilities.

(iv) During the year ended December 31, 2023, the Company incurred $246,673 in payroll expense and bonus payment for David Wiens (Former CFO) (year ended December 31, 2021, $383,315) for services to the Company. At December 31, 2023, $nil (year ended December 31, 2022 - $19,197) is payable, including reimbursable expenses, and included in accrued liabilities.

During the year ended December 31, 2023, 1,456,400 restricted share units (RSUs) were issued to David Wiens which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $nil for the year ended December 31, 2023.

During the year ended December 31, 2023, 902,365 restricted share units (RSUs) were issued to David Wiens which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $159,206 for the year ended December 31, 2023.

During the year ended December 31, 2022, 1,018,193 restricted share units (RSUs) were issued to David Wiens which will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025. The vesting of these RSUs resulted in stock-based compensation of $26,467 for the year ended December 31, 2023 and $12,939 December 31, 2022.

(v) During the year ended December 31, 2023, Pam Saxton (Director) billed $34,832 (year ended December 31, 2022 - $36,133) for consulting services to the Company. On July 4, 2023, the Company issued 431,739 DSU’s to Pam Saxton.

(vi) During the year ended December 31, 2023, Cassandra Joseph (Director) billed $34,832 (year ended December 31, 2022 - $36,133) for consulting services to the Company. On July 4, 2023, the Company issued 431,739 DSU’s to Cassandra Joseph.

(vii) During the year ended December 31, 2023, the Company incurred $31,240 in director fees for Mark Cruise (year ended December 31, 2022 - $15,774). On July 4, 2023, the Company issued 374,174 DSU’s to Mark Cruise. On July 1, 2022, the Company issued 210,000 DSU’s to Mark Cruise.

(viii) During the year ended December 31, 2023, Paul Smith (Director) billed $19,322 (year ended December 31, 2022 - $nil) for consulting services to the Company. On July 5, 2023, the Company issued 245,454 DSU’s to Paul Smith.

(ix) During the year ended December 31, 2023, Dickson Hall (Director) billed $nil (year ended December 31, 2022 - $nil) for consulting services to the Company. On July 4, 2023, the Company issued 374,174 DSU’s to Dickson Hall.

17. Subsequent events

Share Issuance

On January 09, 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2023.

On January 29, 2024, the Company granted 672,450 RSUs to a certain member of management of the Company. The RSUs vest on January 29, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 2, 2014, the Company appointed the firm of MNP LLP, Chartered Professional Accountants, as the Company’s principal independent accountant to audit the Company’s financial statements. The Company has had no disagreements with its accountants that would require disclosure pursuant to Item 304 of Regulation S-K.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of December 31, 2023.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of December 31, 2023.

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

Remediation of Previously Reported Material Weakness

As previously disclosed in the Form 10-K for the year ended December 31, 2022, management had concluded there was a material weakness in the Company’s disclosure controls and procedures and identified significant deficiencies in the Company’s internal control over financial reporting.

Remediation actions were fully implemented and executed during the year ended December 31, 2023, which include:

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

These remediation actions were fully implemented and are reflected in the Company’s transactions in 2023; and, as a result, the Company’s management, with the participation of the CEO and CFO, have concluded that, as of December 31. 2023, the material weakness was remediated.

This report does not include an attestation report of the Company’s registered public accounting firm regarding disclosure controls and procedures and internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

[Not applicable.]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE7

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2023. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	45	April 14, 2020
Richard Williams	Executive Chairman and Director	57	March 27, 2020
Gerbrand van Heerden	CFO and Corporate Secretary	47	November 1, 2023
Mark Cruise	Director	53	June 30, 2022
Cassandra Joseph	Director	52	November 2, 2020
Dickson Hall	Director	71	January 5, 2018
Pamela Saxton	Director	71	October 30, 2020
Paul Smith	Director	53	July 5, 2023

Biographical Information

Sam Ash was a Partner from 2015 to 2018 at Barrick Gold Corp. (“Barrick”) and held various roles over the nine years employed there between 2009 and 2018. This includes three years as General Manager of the Lumwana Copper Mine in Zambia (2016–2018), Technical Support Manager to Barrick’s Copper Business Unit (2014–2016), General Support Manager on the Cortez Mine in Nevada (2012–2014) and Chief Engineer leading the roll-out of new Underground Mining standards in the USA and Tanzania (2011–2012). Prior to his time at Barrick, Mr. Ash served as Manager of New Operations for Veris Gold Corp. (formerly, Yukon-Nevada Gold Corp.), primarily on the Jerritt Canyon Mine in Nevada, and also as an Underground Mine Supervisor with Drummond Company, Inc. He has recently completed his Masters’ Degree in Leadership and Strategy at the London Business School and has a BS in Mining Engineering from the University of Missouri Rolla.

Richard Williams is an executive with an established track-record of transformational leadership within the mining industry and other demanding environments. He is currently an advisor to companies facing complex operational, political or ESG challenges. Formerly the Chief Operating Officer of Barrick (2015–2018) and the company’s Executive Envoy to Tanzania (2017–2018), he has also served as Chief Executive Officer of the Afghan Gold and Minerals Company (2010-2014), non-executive director of Trevali Mining Corporation (2019–2022) and as a non-executive director of Gem Diamonds Limited (2007–2015). Prior to his commercial mining experience, Mr. Williams served as the Commanding Officer of the British Army’s Special Forces Regiment, the SAS. He holds an MBA from Cranfield University, a BSc in Economics from University College London and an MA in Security Studies from Kings College London.

Gerbrand van Heerden is the Company’s Chief Financial Officer and Corporate Secretary. Gerbrand is an experienced mining company CFO with over 20 years of mining industry experience. From May 2020 to October 2023, Mr. van Heerden served as the Chief Financial Officer of BMC Minerals Limited. From November 2017 to May 2020, he served in various roles at Trevali Mining Corporation, including as Chief Financial Officer and Senior Vice President of Business Development/Finance. From March 2013 to October 2017, Mr. van Heerden served as the Chief Financial Officer of Rosh Pinah Zinc Corporation (Proprietary) Limited, a subsidiary of Glencore Plc. From October 2005 to March 2013, he served in various roles at Metorex Limited, including as General Manager of Metorex Commercial Services, a finance executive, and as Group Financial Controller. Mr. van Heerden started his professional career as a Tax and Assurance Manager with Deloitte. He is a CPA registered with the Chartered Professional Accountants of British Columbia and a CA(SA) registered in South Africa and holds a Bachelor of Commerce (Honors) Degree in Accounting from the University of Johannesburg.

Mark Cruise is a professional geologist with over 27 years of international exploration, development and mining experience. A former polymetallic commodity specialist with Anglo American plc, Dr. Cruise founded and was Chief Executive Officer of Trevali Mining Corporation. Under his leadership, from 2007 to 2019, the company grew from an initial discovery into a global zinc-lead-silver producer with operations in the Americas and Africa. Dr. Cruise currently serves as a non-executive director of Velocity Minerals Ltd. (since 2017), NiCAN Ltd (since 2022), Interra Copper Corp (sine 2023) and Volta Metals Ltd. (since 2023). He previously served as COO, CEO, and director of New Pacific Metals Corp. (2020–2022), a non-executive director of Abzu Resources (2010–2011), Prism Resources Inc. (2016–2019), Ethos Gold Corporation (2010–2015), and Tincorp Metals Inc. (formerly Whitehorse Gold Corp.) (2020–2022).

Cassandra Joseph is an American lawyer with extensive experience managing the commercial relationship between mining companies and environmental regulators. Since February 2023, she has been Vice President, General Counsel and Corporate Secretary of Ivanhoe Electric Inc. Ms. Joseph was Senior Vice President, General Counsel and Corporate Secretary for Nevada Copper Corp. from May 2019 to January 2023 and Associate General Counsel for Tahoe Resources Inc. from 2015 until it was acquired by Pan American Silver Corp. in 2019. She also served as a non-executive director of Century Lithium Corporation (2021–2023). Before this, she worked for the Attorneys General of California (2001–2005) and Nevada (2011–2015), as Deputy and Senior Deputy Attorney General, and as a partner in Watson Rounds PLC (now Brownstein Hyatt Farber Schreck LLP) (2005–2011). Educated at Santa Clara University, and University of California at Berkeley, she was called to the State Bar of California in 1999; the U.S. Court of Appeals, Ninth Circuit in 2001; State Bar of Nevada in 2005; and the U.S. Supreme Court, U.S. Court of Appeals and Federal Circuit in 2007.

Dickson Hall currently serves as a director of the Company. Since August 2016, he has been a partner in Valuestone Advisors Limited, manager of Valuestone Global Resources Fund 1, a mining fund associated with Jiangxi Copper Corporation and China Construction Bank International. Mr. Hall has more than 40 years’ experience in the resource field, much of it in Asia. From 2005 to 2016, he directed corporate development efforts in Asia for Hunter Dickinson Inc. (HDI), raising capital, establishing strategic partnerships and broadening the Asian shareholder base for HDI public companies. From 2007 to 2011, he was Senior Vice President of Continental Minerals Corporation, which developed the Xietongmen copper-gold project in Tibet, China before selling to China’s Jinchuan Group in 2011 for $446 million. Since 2014 Mr. Hall has been a director and Investment Committee member of Can-China Global Resources Fund, an energy and mining fund backed by the Export-Import Bank of China. Mr. Hall currently serves as a non-executive director of New Pacific Metals Corp. (since 2022) and Arcland Resources Inc (since 2023, and he previously served as a non-executive director of Nova Canada Enterprises (2001–2004), Stepstone Enterprises Ltd. (2001–2004), Kona Bay Technologies Inc. (2004–2020), CY Oriental Holdings Ltd. (2007–2011), Baikal Forest Corp. (2011–2012), Hylands International Holdings Inc. (2013–2016), Nanotech Security Corp. (2015–2019), and Bexar Ventures Inc. (2018–2020). Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

Pam Saxton is an experienced mining company executive and director. She has served on the Board of Timberline Resources Corporation and as Audit Committee Chair since May 2021 and was a Board Member and Audit Committee Chair at Pershing Gold Corporation from 2017 to 2019. She also has served on the Board of Aquila Resources Inc. from 2019 to 2021 and served on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited from 2021 to 2022. As an executive, she served as Executive Vice President and CFO for Thompson Creek Metals Company (2008–2016) and as CFO for NewWest Gold Corporation (2006-2007). Having started her professional life working as an auditor for Arthur Andersen in Denver, Colorado, her career has included senior finance appointments in the American natural resources industry, including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations. Ms. Saxton is qualified to serve on the Board by virtue of her expertise in finance, accounting and auditing matters.

Paul Smith is the former Head of Strategy at Glencore (LON: GLEN) (2011–2020), and CFO of the DRC-based Glencore subsidiary Katanga Mining (2019–2020). He is currently Managing Partner at Voltaire Minerals Partners, a Swiss-based critical metals advisory business (since October 2022), a non-executive director at Seadrill (NYSE: SSDRL) (since November 2021) and a director at Echion Technologies Ltd (since August 2021). He trained as an accountant before working as an investment banker at Close Brothers and Credit Suisse. He is based in Zug, Switzerland and leads the Growth Committee of the board of directors of the Company.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1,2,3)($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Gerbrand van Heerden Chief Financial Officer	December 31, 2023	52,000	80,000	-	-	-	-	-	132,000
David Wiens(2)	December 31, 2023	199,998	46,675	185,673	-	-	-	3,600	435,946
Former Chief Financial Officer	December 31, 2022	219,848	163,467	118,217	-	-	-	-	501,532

Richard Williams	December 31, 2023	240,000	46,253	339,846	-	-	-	-	626,099
Executive Chairman	December 31, 2022	240,000	132,084	128,964	-	-	-	-	501,048

Sam Ash(5)	December 31, 2023	270,000	48,924	371,717	-	-	-	-	690,641
Chief Executive Officer	December 31, 2022	270,000	168,600	145,085	-	-	-	-	583,685

(1)	In November 2022, 3,378,548 RSUs were issued to officers of the Company. These RSUs are calculated using a share price of C$.0155 on the applicable grant date and will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025.
(2)	In June 2023, 2,742,405 RSUs were issued to officers of the Company. These RSUs are calculated using a share price of C$.024 on the applicable grant date and vested immediately.
(3)	In July 2023, 4,832,600 RSUs were issued to officers of the Company. These RSUs are calculated using a share price of C$.023 on the applicable grant date and will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026.
(4)	David Wiens resigned as the Company’s CFO on October 31, 2023.
(5)	Gerbrand van Heerden became the Company’s CFO on November 1, 2023.

Grant of Plan Based Awards

On June 01, 2023, 2,742,405 RSUs were issued to officers of the Company. These RSUs vested immediately.

On July 04, 2023, 4,832,600 RSUs were issued to officers of the Company. These RSUs will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026.

On November 17, 2022, 3,378,548 RSUs were issued to officers of the Company. These RSUs will vest in one third increments on March 31, 2023, March 31, 2024, and March 31, 2025.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding at December 31, 2023, for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (C$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerbrand van Heerden	—	—	—	—	—	—	—	—	—

Sam Ash	—	—	—	—	—	—	—	2,720,467	226,260

Richard Williams(1)	2,968,244	989,415	—	0.55	April 20, 2025	—	—	2,329,304	193,727

David Wiens	1,037,977	—	—	0.335	October 31, 2024	—	—	—	—

(1)	As of December 31, 2023, Richard Williams held 3,750,000 vested DSU’s and 1,250,000 unvested DSU’s.

Long-Term Incentives and Compensation Plans

As part of its overall compensation, the Company provides for time-based RSUs, DSUs and options (“Options,” and collectively with RSUs and DSUs, “Awards”) that may be granted to employees, officers and eligible consultants and directors of the Company and its affiliates. Recipients of Awards are defined as “Participants”.

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

The Company’s compensation program is comprised of:

(a)	A base salary or management fee arrangement and benefits. The base salaries or management fee arrangements and benefits paid to the key executives are not based on any specific formula and are set so as to be competitive with other companies of similar size and state of development in the mineral industry. This base salary also includes sign-on incentives, which may be issued in the form of cash, RSUs, DSUs or Options.
(b)	A short-term incentive program in the form of bonuses. Bonuses are paid to key executives based on individual, team and Company performance and the executive’s position in the Company. Any bonus awards are at the sole discretion of the Board.
(c)	Long-term incentives consist of DSUs, RSUs, and Options which provide the Board with additional long-term incentive mechanisms to align the interests of the directors, officers, employees or consultants of the Company with shareholder interests. These incentives also provides for, among other things, an accelerated vesting of awards in the event of a change in control, thereby aligning the Company’s practices with current corporate governance best practices respecting a change in control.

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

Equity Compensation Plan Information

RSU Plan

On August 4, 2023, the shareholders of the Company approved the Amended and Restated Restricted Stock Unit Incentive Plan of the Company (the “RSU Plan”). Pursuant to the RSU Plan, restricted stock units (“RSUs”) of the Company have been reserved for purposes of possible future issuances, with each RSU representing the right to receive one share of Company common stock. The RSU Plan is intended to enhance the Company’s ability to attract and retain highly qualified officers, directors, key employees, consultants and other persons, and to motivate such officers, directors, key employees, consultants and other persons to serve the Company and to expend maximum effort to improve the business results and earnings of the Company by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the RSU Plan provides for the grant of RSUs and any of these awards of RSUs (“RSU Awards”) may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals of the Company.

The following information is intended to be a brief description and summary of the material features of the RSU Plan:

(a)	The maximum number of shares of common stock available for issuance under the RSU Plan is 26,581,075, subject to adjustment or increase of such number pursuant to the terms of the RSU Plan.
(b)	The number of share of common stock to be issued under the RSU Plan shall not exceed 10% of the total number of the issued and outstanding shares of common stock as of July 5, 2023.
(c)	In the event that an RSU Award is settled in cash, forfeited, surrendered, cancelled or otherwise terminated, the shares of common stock reserved for issuance in connection with such RSU Award will be returned to the pool of available common stock authorized for issuance under the RSU Plan and will be available for reservation pursuant to a new RSU Award grant.
(d)	RSU Awards may be made under the RSU Plan to any employee, director or consultant of the Company, as the Board shall determine and designate from time to time.
(e)	RSU Awards granted under the RSU Plan are subject to a minimum vesting period of one year, with certain exceptions.
(f)	RSU Awards granted under the RSU Plan may, in the discretion of the Board, be granted either alone or in addition to, in tandem with, or in substitution or exchange for, any other RSU Award or any award granted under another plan of the Company.
(g)	At the time a grant of RSUs is made, the Board may, in its sole discretion, establish a vesting period applicable to such RSUs, and each RSU Award may be subject to a different vesting period.

Option Plan

Also on August 4, 2023, the shareholders of the Company approved the Bunker Hill Mining Corp. Amended and Restated Stock Option Plan (the “Option Plan”). Under the Option Plan, shares of common stock have been reserved for purposes of possible future issuance of incentive stock options, non-qualified stock options, and stock grants to employees, directors and certain key individuals. The purpose of the Option Plan is to advance the interests of the Company by (i) providing certain employees, senior officers, directors, or consultants of the Company (collectively, the “Optionees”) with additional performance incentives; (ii) encouraging share ownership by the Optionees; (iii) increasing the proprietary interest of the Optionees in the success of the Company; (iv) encouraging the Optionees to remain with the Company; and (v) attracting new employees, officers, directors and consultants to the Company.

The following information is intended to be a brief description and summary of the material features of the Option Plan:

(a)	The aggregate maximum number of shares of common stock available for issuance under the Option Plan is 10% of the outstanding common stock at any given time, subject to adjustment of such number pursuant to the terms of the Option Plan. Any shares of common stock subject to an option which has been granted under the Option Plan and which has been surrendered, terminated, or expired without being exercised, in whole or in part, will again be available under the Option Plan.
(b)	The exercise price of an option shall be determined by the Board at the time each option is granted, provided that such price shall not be less than the closing price of the common stock on the principal stock exchange(s) upon which the common stock is listed and posted for trading on the trading day immediately preceding the day of the grant of the option, less the applicable discount permitted by the TSX Venture Exchange, if any.
(c)	Options granted to persons conducting Investor Relations Activities (as defined in the Option Plan) for the Company must vest in stages over twelve months with no more than ¼ of the options vesting in any three-month period.
(d)	In the event an Optionee ceases to be eligible for the grant of options under the Option Plan, options previously granted to such person will cease to be exercisable within a period of 12 months following the date such person ceases to be eligible under the Option Plan.
(e)	In the event that a take-over bid or issuer bid is made for all or any of the issued and outstanding common stock, then the Board may, by resolution, permit all options outstanding to become immediately exercisable in order to permit shares of common stock issuable under such options to be tendered to such bid.

DSU Plan

On April 21, 2020, the Board approved the adoption of the Company’s Deferred Share Unit Plan (the “DSU Plan”), pursuant to which the Board may grant DSUs to eligible persons under the DSU Plan. Each DSU entitles the grantee to receive on vesting an amount equal to: (A) the number of vested DSUs elected to be redeemed multiplied by (B) the fair market value of the Company’s common stock less (C) any applicable withholdings pursuant to the DSU Plan. The purposes of the DSU Plan are to: (i) align the interests of directors of the Company with the long term interests of shareholders of the Company; and (ii) allow the Company to attract and retain high quality directors.

The following information is intended to be a brief description and summary of the material features of the DSU Plan:

(a)	A committee of directors of the Company appointed by the Board to administer the DSU Plan may grant DSUs to any director of the Company in its sole discretion.
(b)	Awards may be made under the DSU Plan to any director of the Company, as the committee appointed by the Board shall determine and designate from time to time.
(c)	Should the Company’s common stock no longer be publicly traded at the relevant time such that the fair market value of the common stock cannot be determined in accordance with the formula set out in the definition of that term pursuant to the DSU Plan, the fair market value of a share of common stock shall be determined by the committee appointed by the Board in its sole discretion.
(d)	At the time a grant of DSUs is made, the committee appointed by the Board may, in its sole discretion, establish a vesting period applicable to such DSUs.

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

The following table provides a summary of compensation paid to directors during the year ended December 31, 2023.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(1)	Total ($)
Dickson Hall	—	—	—	—	—	65,103	65,103
Mark Cruise	31,240	—	—	—	—	65,103	96,343
Richard Williams	286,253	339,846	—	—	—	—	626,099
Paul Smith	19,322	—	—	—	—	40,684	60,006
Pam Saxton	34,832	—	—	—	—	75,119	109,951
Cassandra Joseph	34,832	—	—	—	—	75,119	109,951

(1)	DSUs granted to Dickson Hall, Mark Cruise, Pam Saxton, and Cassandra Joseph are calculated using a share price of C$0.23 on the applicable grant date.
(2)	DSUs granted to Paul Smith are calculated using a share price of C$0.22 on the applicable grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the number of shares of Bunker Hill common stock owned beneficially by each director and named executive officer of the Company as of March 5, 2024 (unless another date is specified by footnote below), and by all current directors and executive officers of Bunker Hill as a group:

	Amount and Nature of Beneficial Ownership *
Name of Individual or Group (a)	Shares		Percent of Class (b)
Richard Williams, Executive Chairman	8,934,194	(c)	2.7%
Sam Ash, CEO and Director	4,551,713	(d)	1.4%
David Wiens, Former CFO	3,770,626	(e)	1.1%
Cassandra Joseph, Director	744,116	(f)	**
Dickson Hall, Director	736,000	(g)	**
Pamela Saxton, Director	483,000	(h)	**
Mark Cruise, Director	350,000	(i)	**
Gerbrand Van Heerden, CFO	0		**
Paul Smith, Director	0		**
Current Directors and Executive Officers as a Group (a total of 8 persons)	15,799,023		4.7%

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed. Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual or entity has or shares voting power or investment power, and any shares that the individual or entity has the right to acquire within 60 days of March 5, 2024, including through the exercise of any option, warrant, or right. For each individual or entity that holds options, warrants or rights to acquire shares, the shares of Bunker Hill common stock underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of Bunker Hill common stock is calculated. That Bunker Hill common stock is not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.

(a)	Except as otherwise indicated below, the address and telephone number of each of these persons is c/o Bunker Hill Mining Corp., 82 Richmond Street East, Toronto, Ontario M5C 1P1, Canada and (416) 477-7771, respectively.

(b)	Based on a total of 330,054,341 shares of Bunker Hill common stock outstanding as of March 5, 2024.

(c)	Includes (i) 3,529,064 shares of common stock, (ii) 3,957,659 shares subject to stock options exercisable within 60 days of March 5, 2024, (iii) 547,619 shares subject to warrants exercisable within 60 days of March 5, 2024, and (iv) 899,852 shares subject to RSUs convertible within 60 days of March 5, 2024.

(d)	Includes (i) 2,550,877 shares of common stock, (ii) 988,503 shares subject to warrants exercisable within 60 days of March 5, 2024, and (iii) 1,012,333 shares subject to RSUs convertible within 60 days of March 5, 2024.

(e)	Includes (i) 2,109,456 shares of common stock, (ii) 1,037,977 shares subject to stock options exercisable within 60 days of March 5, 2024, and (iii) 542,193 shares subject to warrants exercisable within 60 days of March 5, 2024.

(f)	Includes (i) 403,558 shares of common stock and (ii) 340,558 shares subject to warrants exercisable within 60 days of March 5, 2024.

(g)	Includes (i) 368,000 shares of common stock and (ii) 368,000 shares subject to warrants exercisable within 60 days of March 5, 2024.

(h)	Includes (i) 273,000 shares of common stock and (ii) 210,000 shares subject to warrants exercisable within 60 days of March 5, 2024.

(i)	Includes (i) 175,000 shares of common stock and (ii) 175,000 shares subject to warrants exercisable within 60 days of March 5, 2024.

Holders of More Than 5% of Bunker Hill Common Stock

The following table sets forth information (as of the date indicated) as to all persons or groups known to Bunker Hill to be beneficial owners of more than 5% of issued and outstanding shares of Bunker Hill common stock as of March 5, 2024.

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class (a)
Sprott Asset Management LP, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2600, P.O. Box 26, Toronto, Ontario M5J 2J1, Canada	135,177,742	(b)	31.9%
Sprott Asset Management USA, Inc., 320 Post Road, Suite 230, Darien, Connecticut 06820
Resource Capital Investment Corp., 1910 Palomar Point Way, Suite 200, Carlsbad, California 92008

(a)	Based on a total of 330,054,341 shares of Bunker Hill common stock outstanding as of March 5, 2024.

(b)	Includes (i) 42,093,972 shares of common stock, (ii) 339,000 shares subject to warrants exercisable within 60 days of March 5, 2024, and (iii) 92,744,770 shares subject to convertible debentures convertible within 60 days of March 5, 2024. This information is based on a Form 62-103F3 (Required Disclosure by an Eligible Institutional Investor Under Part 4) filed on the SEDAR+ website (www.sedarplus.ca) on January 10, 2024.

Equity Compensation Plan

The following table gives information about the Company’s Equity Compensation Plan as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants		Weighted average exercise price of outstanding options, warrants		Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	8,970,636		$0.38		23,295,512

Equity compensation plans not approved by security holders	-		-		-

Total	8,970,636		$0.38		23,295,512

	Number of securities to be issued upon exercise of outstanding RSUs and DSUs		Weighted average grant date price of outstanding RSUs and DSUs			Number of securities remaining available for future issuances under equity compensation plans, excluding securities reflected in column (a)
Plan category
	(a	)		(b	)	(c	)
RSU Plan	7,044,527			$0.18		19,536,548

DSU Plan	0	(1)	$	N/A		N/A

Total	7,044,527			$0.18		19,536,548

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

Director Independence

The Company’s common stock is currently traded on the TSXV, under the symbol BNKR, and as such, is not subject to the rules of any national securities exchange which requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Pam Saxton, Cassandra Joseph, Mark Cruise, Dickson Hall and Paul Smith are currently the only “independent” directors of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022, and is expected to serve in that capacity for the ensuing year 2024. Principal accounting fees for professional services rendered for the Company by MNP LLP for the years ended December 31, 2023 and 2022 are summarized in the following table:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit	$119,599	$92,292
Audit related	93,663	101,616
Tax	2,603	-
All other	50,043	95,387
Total	$265,908	$289,295

Audit Related Fees

The aggregate fees billed by MNP LLP for assurance and related services that were related to its review of the Company’s quarterly financial statements.

Tax Fees

The aggregate fees billed by MNP LLP for tax compliance, advice and planning.

All Other Fees

The aggregate fees billed by MNP LLP for all other professional services, including services associated with financing activities.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Liberty Silver Corp., effective as of January 30, 2015 (incorporated by reference to Exhibit 3.9 to the Form S-1 filed on October 27, 2020)
3.1.1	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective as of September 29, 2017 (incorporated by reference to Exhibit 3.7 to the Form 8-K filed on September 18, 2017)
3.1.2	Certificate of Change, effective as of May 3, 2019 (incorporated by reference to Exhibit 3.10 to the Form S-1 filed on October 27, 2020)
3.1.3	Certificate of Amendment, dated as of June 17, 2020 (incorporated by reference to Exhibit 3.11 to the Form S-1 filed on October 27, 2020)
3.1.4	Certificate of Amendment, dated as of November 17, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 18, 2022)
3.1.5	Certificate of Correction, dated as of December 6, 2022 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.2	Amended and Restated Bylaws of Liberty Silver Corp., dated as of December 21, 2012 (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Warrant Indenture, dated as of August 14, 2020 (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on October 27, 2020)
4.2	Form of Warrant Certificate, dated as of February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.3	Underlying Warrant Indenture, dated as of April 1, 2022, by and between Bunker Hill Mining Corp. and Capital Transfer Agency (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on May 2, 2022)
4.4	Special Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
4.5	Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
10.1	Settlement Agreement and Order on Consent for Response Action by Bunker Hill Mining Corp., effective as of May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 21, 2018)
10.1.1	First Amendment to the Settlement Agreement with EPA, effective as of December 19, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2022)
10.2	Purchase and Sale Agreement for the Bunker Hill Mine, dated as of December 15, 2023, by and among Placer Mining Corporation, William Pangburn and Shirley Pangburn, as sellers, and Silver Velley Metals Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 3, 2022)
10.3	Form of Secured Convertible Debenture, dated as of January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)
10.4	Secured Royalty Convertible Debenture, dated as of January 7, 2022, held by Sprott Private Resource Streaming and Royalty (Collector), LP (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2022)
10.5*	Omnibus Agreement Amendment, dated as of January 28, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other party named therein

Exhibit No.	Description
10.6	Second Omnibus Amendment Agreement, dated as of June 17, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.7*	Third Omnibus Amendment Agreement, dated as of December 5, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein
10.8	Fourth Omnibus Amendment Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 29, 2023)
10.6	Asset Sale and Purchase Agreement for the Pend Oreille Process Plant, dated as of March 1, 2022, by and between Silver Valley Metals Corp. and Teck Washington Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2022)
10.7	Series 2 Convertible Debenture, dated as of June 17, 2022, held by the holder named therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.8	Bridge Loan Facility, dated as of December 5, 2022, by and between Bunker Hill Mining Corp., as borrower, Silver Balley Metals Corp., as guarantor, and the lenders named therein (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.9	Form of Subscription Agreement for Special Warrant Financing, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and each Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2023)
10.10‡	Metals Purchase Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp., as seller, Bunker Hill Mining Corp., and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 29, 2023)
10.11‡	Loan Agreement, dated as of June 23, 2023, by and among Bunker Hill Mining Corp., as borrower, Silver Valley Metals Corp., as guarantor, and the lenders and agent named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 29, 2023)
10.12	Royalty Agreement, dated as of June 23, 2023, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantee, and grantee and royalty holder named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 29, 2023)
10.13†	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Incentive Plan, effective as of August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 11, 2023)
10.14†	Bunker Hill Mining Corp. Amended and Restated Stock Option Plan, effective as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2023)
10.15†*	Bunker Hill Mining Corp. Deferred Share Unit Plan, effective as of April 21, 2020
10.16†*	Form of Board Member Agreement
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-KT filed on April 1, 2021)
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Resource Development Associates Inc.
23.4*	Consent of Robert H. Todd
23.5*	Consent of Peter Kondos
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
96.1	S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur d’Alene Mining District, Shoshone County, Idaho, USA (incorporated by reference to Exhibit 96.1 to the Form 10-K filed on April 17, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer, Principal Executive Officer

By:	/s/ Gerbrand Van Heerden
Gerbrand Van Heerden, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 12, 2024	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	March 12, 2024	By:	/s/ Gerbrand Van Heerden
		Name:	Gerbrand Van Heerden
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 12, 2024	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	March 12, 2024	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	March 12, 2024	By:	/s/ Mark Cruise
		Name:	Mark Cruise
		Title:	Director

Date:	March 12, 2024	By:	/s/ Cassandra Joseph
		Name:	Cassandra Joseph
		Title:	Director

Date:	March 12, 2024	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

Date: March 12, 2024	By:	/s/ Paul Smith
	Name:	Paul Smith
	Title:	Director

