Form 10-Q
period 2024-03-31
Bunker Hill Mining Corp.
filed 2024-05-09
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 9, 2024: 339,099,216

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, and all amendments thereto.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	March 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$13,684,542	$20,102,596
Restricted cash (note 8)	6,476,000	6,476,000
Accounts receivable and prepaid expenses (note 3)	703,004	598,401
Total current assets	20,863,546	27,176,997

Non-current assets
Spare parts inventory (note 5)	341,004	341,004
Long term deposit	249,265	249,265
Equipment (note 4)	1,164,830	946,661
Right-of-use asset (note 4)	608,725	625,022
Bunker Hill Mine and mining interests (note 6)	15,679,985	15,198,259
Process plant (note 5)	22,741,673	17,452,470
Total assets	$61,649,028	$61,989,678

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 16)	$4,417,284	$1,788,950
Accrued liabilities	1,321,239	1,225,525
Current portion of lease liability (note 7)	271,743	353,526
Deferred share units liability (note 12)	644,305	569,327
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of stream debenture	2,017,825	-
Interest payable (note 9)	529,450	534,998
Total current liabilities	12,201,846	7,472,326

Non-current liabilities
Lease liability (note 7)	9,983	71,808
Series 1 convertible debenture (note 9)	5,212,398	5,244,757
Series 2 convertible debenture (note 9)	13,359,789	13,458,570
Stream debenture (note 9)	50,695,175	51,138,000
Environment protection agency cost recovery liability, net of discount (note 8)	7,026,947	6,574,140
Deferred tax liability (note 14)	1,888,670	2,588,590
Derivative warrant liability (note 10)	2,072,592	1,808,649
Total liabilities	92,467,400	88,356,840

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized	331	321
Additional paid-in-capital (note 10)	58,691,397	57,848,953
Accumulated other comprehensive income	1,097,034	808,662
Accumulated deficit	(90,607,134)	(85,025,098)
Total shareholders’ deficiency	(30,818,372)	(26,367,162)
Total shareholders’ deficiency and liabilities	$61,649,028	$61,989,678

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Operating expenses (note 15)	$(3,787,631)	$(2,185,488)

Other income or gain (expense or loss)
Interest income	291,330	-
Change in derivative liability (note 10)	(263,943)	4,226,574
(Loss) gain on FV of convertible debentures (note 9)	(157,232)	1,689,701
Gain on modification of warrants (note 10)	-	214,714
Gain (loss) on foreign exchange	5,654	(2,886)
Interest expense (note 7,8,9)	(2,083,735)	(1,324,629)
Financing costs (note 10)	-	(576,751)
Loss on stream debentures (note 9)	(217,000)	-
Loss on debt settlement (note 9)	(70,093)	(250,086)
Other income	694	-
(Loss) income for the period pre tax	(6,281,956)	1,791,149
Deferred income tax recovery (note 14)	699,920	-
(Loss) income for the period	(5,582,036)	1,791,149

Other comprehensive income (loss), net of tax
Gain on change in FV on own credit risk (note 9)	288,372	807,012
Other comprehensive income	288,372	807,012
Comprehensive (loss) income	(5,293,664)	2,598,161

Net (loss)/income per common share – basic	$(0.02)	$0.01
Net (loss)/income per common share – fully diluted	$(0.02)	$0.01

Weighted average common shares – basic	329,407,128	212,429,683
Weighted average common shares – fully diluted	329,407,128	314,666,701

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Operating activities
Net (loss) income for the period	$(5,582,036)	$1,791,149
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	336,927	34,391
Depreciation expense	90,814	51,076
Change in fair value of warrant liability	263,943	(4,226,574)
Deferred tax expense	(699,920)	-
Gain on warrant extinguishment	-	(214,714)
Units issued for services	-	68,656
Interest expense on lease liability (note 7)	27,008	3,611
Financing costs	-	(384,984)
Loss on debt settlement	70,093	250,086
Loss on debt modification	217,000	-
Accretion of liabilities	1,551,867	374,307
Loss (gain) on fair value of derivatives	157,232	(1,689,701)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(104,603)	236,893
Accounts payable	608,475	954,046
Accrued liabilities	(304,831)	498,412
Interest payable	504,864	892,753
Net cash used in operating activities	(2,863,167)	(1,360,593)

Investing activities
Process plant	(2,596,535)	(93,765)
Mine improvements	(495,050)	(280,466)
Purchase of machinery and equipment	(264,634)	(60,004)
Net cash used in investing activities	(3,356,219)	(434,235)

Financing activities
Proceeds from issuance of special warrants	-	3,661,822
Proceeds from warrants exercise	-	837,459
Proceeds from promissory note	-	240,000
Lease payments	(198,668)	(60,000)
Net cash (used) provided by financing activities	(198,668)	4,679,281
Net change in cash	(6,418,054)	2,884,453
Cash, beginning of period	26,578,596	7,184,105
Cash, end of period	$20,160,542	$10,068,558

Supplemental disclosures
Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$-	$874,198
Interest payable settled with common shares	$580,498	$1,368,724

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$20,160,542	$10,068,558
Less restricted cash	6,476,000	6,476,000
Cash end of period	$13,684,542	$3,592,558

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

					Accumulated
			Additional		other
	Common stock		paid-in-	Special	comprehensive	Accumulated
	Shares	Amount	capital	warrants	income	deficit	Total

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$-	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation			261,949				261,949
Shares issued for interest payable	7,392,859	7	580,498				580,505
Shares issued for RSUs vested	2,546,436	3	(3)				-
OCI	-	-	-		288,372	-	288,372
Net income (loss) for the period	-	-	-		-	(5,582,036)	(5,582,036)
Balance, March 31, 2024	332,600,777	$331	$58,691,397	$-	$1,097,034	$(90,607,134)	$(30,818,372)

Balance, December 31, 2022	229,501,661	$228	$45,161,513	$-	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation			233,668	-	-	-	233,668
Compensation options			111,971	-	-	-	111,971
Shares issued for interest payable	16,180,846	16	1,618,811	-	-	-	1,618,827
Shares issued for warrant exercise	10,416,667	11	907,080	-	-	-	907,091
Special warrants	-	-	-	1,484,788	-	-	1,484,788
OCI	-	-	-	-	807,012	-	807,012
Net income (loss) for the period	-	-	-	-	-	1,791,149	1,791,149
Balance, March 31, 2023	256,099,174	$255	$48,033,043	$1,484,788	$1,060,887	$(69,801,410)	$(19,222,437)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2024

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2023. The interim results for the period ended March 31, 2024, are not necessarily indicative of the results for the full fiscal year. The unaudited interim condensed consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	March 31,	December 31,
	2024	2023

Prepaid expenses and deposits	$557,480	$382,198
HST Receivable	145,524	121,621
Environment protection agency overpayment (note 8)	-	94,582
Total	$703,004	$598,401

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	March 31,	December 31,
	2024	2023

Equipment	$1,725,009	$1,460,375
Less accumulated depreciation	(560,179)	(513,714)
Equipment, net	$1,164,830	$946,661

The total depreciation expense relating to equipment during the three months ended March 31, 2024, and March 31, 2023 was $46,465 and $44,692, respectively.

Right-of-use asset consists of the following:

	March 31,	December 31,
	2024	2023

Right-of-use asset	698,860	670,808
Less accumulated depreciation	(90,135)	(45,786)
Right-of-use asset, net	$608,725	$625,022

The total depreciation expense during the three months ended March 31, 2024, and March 31, 2023, was $44,349 and $6,384 (relating to an expired lease), respectively. The Company is a party primarily to lease contracts for mining related mobile equipment.

5. Process Plant

The Company purchased a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”). The package comprises substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and will be reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the condensed interim consolidated balance sheets as a non-current asset in accordance with a purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities is being captured and capitalized as components of the asset.

Process plant consists of the following:

	March 31,	December 31,
	2024	2023

Plant purchase price less inventory	$3,633,292	$3,633,292
Ball Mill	1,007,544	745,626
Demobilization	2,204,539	2,204,539
Site preparation costs	15,403,951	10,635,606
Capitalized interest (note 9)	492,347	233,407
Process Plant	$22,741,673	$17,452,470

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	March 31,	December 31,
	2024	2023

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	3,204,615	2,722,889
Sale of mineral properties (note 9)	(1,973,840)	(1,973,840)
Bunker Hill mine	$15,477,985	$14,996,259

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

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

7. Lease Liability

As of March 31, 2024, The Company’s undiscounted lease obligations consisted of the following:

	March 31,	December 31,
	2024	2023
Gross lease obligation – minimum lease payments
1 year	$288,007	$393,673
2- 3 years	10,337	73,588
4-5 years	-	-

Future interest expense on lease obligations	(16,618)	(41,927)
Total lease liability	281,726	425,334

Current lease liability	271,743	353,526
Non-current lease liability	9,983	71,808
Total lease liability	281,726	425,334

8. Environmental Protection Agency and Water Treatment Liabilities (“EPA”)

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

In addition to the changes in payment terms and schedule, the Amended Settlement includes a commitment by the Company to secure $17,000,000 of financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA.

As of March 31, 2024 (unchanged from December 31, 2023), the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability. The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $6,476,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $6,476,000 of restricted cash shown within current assets as of March 31, 2024, and December 31, 2023.

The financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

The Company recorded accretion expense on the liability of $452,807 for the three months ended March 31, 2024 ($374,306 for the three months ended March 31, 2023), bringing the net liability to $10,026,947 (inclusive of interest payable of $156,343).

Water Treatment Charges – Idaho Department of Environmental Quality (“IDEQ”)

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of March 31, 2024, a prepaid expense of $nil (December 31, 2023: $94,582) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

9. Convertible Debentures

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

$8,000,000 Royalty Convertible Debenture

The Company closed the $8,000,000 RCD on January 7, 2022. The RCD bears interest at an annual rate of 9.0%, payable in cash or Common Shares at the Company’s option, until such time that SRSR elects to convert a royalty, with such conversion option expiring at the earlier of advancement of the Stream or July 7, 2023 (subsequently amended as described below). In the event of conversion, the RCD will cease to exist, and the Company will grant a royalty for 1.85% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey (the “SRSR Royalty”). A 1.35% rate will apply to claims outside of these areas. The RCD was initially secured by a share pledge of the Company’s operating subsidiary, Silver Valley, until a full security package was put in place concurrent with the consummation of the CD1. In the event of non-conversion, the principal of the RCD will be repayable in cash.

Concurrent with the funding of the CD2 in June 2022, the Company and SRSR agreed to a number of amendments to the terms of the RCD, including an amendment of the maturity date from July 7, 2023 to March 31, 2025. The parties also agreed to enter a Royalty Put Option such that in the event the RCD is converted into a royalty as described above, the holder of the royalty will be entitled to resell the royalty to the Company for $8,000,000 upon default under the CD1 or CD2 until such time that the CD1 and CD2 are paid in full. The Company determined that the amendments in the terms of the RCD should not be treated as an extinguishment of the RCD and have therefore been accounted for as a modification.

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

The Company determined that in accordance with ASC 815 Derivatives and Hedging, each debenture will be valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-23	03-31-26	7.50%	0.098	115%	8.41%	4.18%	18.89%
CD2 note	12-31-23	03-31-26	10.50%	0.098	115%	8.41%	4.18%	20.79%
CD1 note	03-31-24	03-31-26	7.50%	0.104	110%	10.07%	4.59%	20.77%
CD2 note	03-31-24	03-31-26	10.50%	0.104	110%	10.07%	4.59%	22.65%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date and as of March 31, 2022. The CD2 carried a DLOM of 10.0% as of the issuance date and June 30, 2022
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.221 and CD2 is $0.214 as of March 31, 2024. The conversion price of the CD1 is $0.227 and CD2 is $0.219 as of December 31, 2023.

The resulting fair values of the CD1 and CD2 at March 31, 2024, and as of December 31, 2023, were as follows:

Instrument Description	March 31, 2024	December 31, 2023
CD1	$5,212,398	$5,244,757
CD2	13,359,789	13,458,570
Total	$18,572,187	$18,703,327

The (loss) gain on changes in FV of convertible debentures recognized on the condensed interim consolidated statements of (loss) Income during the three months ended March 31, 2024, and March 31, 2023, was $(157,232) and $1,689,701, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three months ended March 31, 2024, and March 31, 2023, the Company recognized $288,372 and $807,012 respectively, within other comprehensive income. Interest expense for the three months ended March 31, 2024, and 2023 was $504,863 and $676,849 respectively. At March 31, 2024 interest of $504,863 ($510,411 at December 31, 2023) is included in interest payable on the condensed interim consolidated balance sheets. For the three months ended March 31, 2024, and March 31, 2023, the Company recognized $70,093 and $250,086, respectively, loss on debt settlement on the condensed interim consolidated statements of (loss) income and comprehensive (loss) income as a result of settling interest by issuance of shares.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was in compliance with all such covenants as of March 31, 2024.

The Stream

On June 23, 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company. The Stream is secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Stream is repayable by applying 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream would be repayable by applying 2% of payable metals sold. The delivery price of streamed metals will be 20% of the applicable spot price. At the Company’s option, the Company may buy back 50% of the Stream Amount at a 1.40x multiple of the Stream Amount between the second and third anniversary of the date of funding, and at a 1.65x multiple of the Stream Amount between the third and fourth anniversary of the date of funding. The Company incurred $740,956 of transactions costs directly related to the Stream which were capitalized against the initial recognition of the Stream.

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income.

The Company determined the effective interest rate of the Stream obligation to be 10.8% and recorded accretion expense on the liability of $1,099,060 for the three months ended March 31, 2024 ($nil for the three months ended March 31, 2023) recognized in the consolidated statement of (loss) income and comprehensive (loss) income, accretion expense on the liability of $258,940 for the three months ended March 31, 2024 ($nil for the three months ended March 31, 2023) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and loss on revaluation of the liability of $217,000 for the three months ended March 31, 2024 ($nil for the three months ended March 31, 2023), bringing the liability to $52,713,000 as of March 31, 2024. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and commodity prices of 1.17 $/lb to 1.22 $/lb for zinc, 0.94 $/lb to 0.96 $/lb for lead, and 23.00 $/oz to $24.50 $/oz for silver.

$21,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years. As of March 31, 2024, the Company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility will be June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of March 31, 2024, as no amount has been drawn from the facility.

10. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

In January 2024, the Company issued 6,377,272 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2022.

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

In connection with the March 2023 Offering, the Company incurred share issuance costs of $585,765 and issued 2,070,258 compensation options (the “March 2023 Compensation Options”). Each March 2023 Compensation Option is exercisable at an exercise price of C$0.15 into one Unit Share and one Warrant Share.

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

In January 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2023.

In March 2024, the Company issued 2,546,436 shares of common stock in connection with settlement of RSUs.

In 2023 the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marked to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at March 31, 2024 and December 31, 2023:

March 2023 warrants	March 31, 2024	December 31, 2023
Expected life	726 days	817 days
Volatility	24%	24%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$563,970	$281,085
Change in derivative liability	$282,885

April 2022 special warrants issuance	March 31, 2024	December 31, 2023
Expected life	366 days	457 days
Volatility	100%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$491,622	$546,592
Change in derivative liability	$(54,970)

April 2022 non-brokered issuance	March 31, 2024	December 31, 2023
Expected life	366 days	457 days
Volatility	100%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$19,115	$21,252
Change in derivative liability	$(2,137)

June 2022 issuance	March 31, 2024	December 31, 2023
Expected life	366 days	457 days
Volatility	100%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$15,821	$17,589
Change in derivative liability	$(1,768)

February 2021 issuance	March 31, 2024	December 31, 2023
Expected life	680 days	771 days
Volatility	110%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$455,954	$367,349
Change in derivative liability	$(88,605)

June 2019 issuance	March 31, 2024	December 31, 2023
Expected life	640 days	731 days
Volatility	110%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$207,385	$226,570
Change in derivative liability	$(19,185)

August 2019 issuance	March 31, 2024	December 31, 2023
Expected life	640 days	731 days
Volatility	110%	110%
Risk free interest rate	4.17%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.125	$0.11
Fair value	$318,725	$348,211
Change in derivative liability	$(29,486)

Outstanding warrants at March 31, 2024 and March 31, 2023 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Exercised	(10,416,667)	0.11	0.12
Balance, March 31, 2023	151,712,397	$0.50	$0.17

Balance, December 31, 2023	145,061,976	$0.37	$0.09
Balance, March 31, 2024	145,061,976	$0.37	$0.09

During the three months ended March 31, 2023, 10,416,667 May 2022 Teck warrants were exercised.

At March 31, 2024, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
		145,061,976	145,061,976

Compensation options

At March 31, 2024, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options (i)	2,070,258	0.15
Balance, March 31, 2023	7,541,057	0.28

Balance, December 31, 2023	4,301,150	0.24
Expired – February 2024	(351,000)	0.50
Balance, March 31, 2024	3,950,150	0.22

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

April 1, 2024 (i)	$0.30	1,879,892	$268,435
March 27, 2026(ii)	$0.15	2,070,057	$111,971
		3,950,150	$380,406

i)	Exercisable into one April 2022 Unit
ii)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the three months ended March 31, 2024 and March 31 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,320,636	$0.51
Balance, March 31, 2023	9,320,636	$0.51

Balance, December 31, 2023	8,970,636	$0.52
Balance, March 31, 2024	8,970,636	$0.52

The following table reflects the actual stock options issued and outstanding as of March 31, 2024:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.57	1,575,000	1,575,000	435,069
0.335	0.59	1,037,977	1,037,977	204,213
0.55	1.05	5,957,659	4,468,245	1,536,764
0.15	3.65	400,000	300,000	37,387
		8,970,636	7,381,222	$2,213,433

The vesting of stock options during the three months ending March 31, 2024 and March 31, 2023, resulted in stock based compensation expenses of $25,093 and $58,700 respectively.

11. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the three months ended March 31, 2024 and March 31, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2022	4,822,741	$0.22
Unvested as at March 31, 2023	4,822,741	$0.22

Unvested as at December 31, 2023	7,044,527	$0.24
Granted (i, ii)	9,720,403	0.11
Vested	(2,546,436)	0.21
Unvested as at March 31, 2024	14,218,493	$0.16

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $8,880 for the three months ended March 31, 2024, which is included in operating expenses condensed interim consolidated statements of (loss) income and comprehensive (loss) income.
(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $22,220 for the three months ended March 31, 2024, which is included in operating expenses condensed interim consolidated statements of (loss) income and comprehensive (loss) income.

The vesting of RSU’s during the three months ending March 31, 2024, and March 31, 2023, resulted in stock based compensation expense of $236,856 and $174,970 respectively.

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

The following table summarizes the DSU activity during the three months ended March 31, 2024 and 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2022, and March 31, 2023	2,710,000	$0.97

Unvested as at December 31 2023, and March 31, 2024	1,495,454	$0.90

The vesting of DSU’s during the three months ended March 31, 2024 resulted in stock based compensation expense of $74,978 and a recovery of stock-based compensation of $199,278 for the three months ended March 31, 2023. The fair value of each DSU is $0.09 as of March 31, 2024, and $0.08 as of March 31, 2023.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is vigorously defending itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021. The lawsuit is currently in the discovery phase, in which information is gathered and exchanged.

14. Deferred tax liability

The Company incurred income tax recovery of $699,920 for the three months ended March 31, 2024 and incurred no income tax recovery or expense for the three months ended March 31, 2023. The Company’s effective income tax rate for the first three months of 2024 was 12.6% compared to 0.0% for the first three months of 2023. The effective tax rate during the first three months of 2024 rate differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets. The effective tax rate during the first three months of 2023 rate differed from the statutory rate primarily due to changes in the valuation allowance established to offset net deferred tax assets.

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

15. Operating Expenses

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Salaries, wages, and consulting fees	$942,394	$770,585
General administration expenses	2,845,237	1,414,903
Total	$3,787,631	$2,185,488

16. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Consulting Fees and Salaries	$474,185	$215,448

At March 31, 2024 and March 31, 2023, $89,324 and $248,533 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

17. Subsequent Events

Share Issuance

On April 1, 2024, the Company granted 2,527,888 DSUs to certain members of the board of directors of the Company. The DSUs vested immediately.

On April 4, 2024, the Company issued 6,398,439 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2024.

On April 5, 2024, the $2,001,000 letter of credit, in place to secure the environment protection agency cost recovery payable was returned to the Company and cancelled. As a result of this transaction the restricted cash balance was decreased by $2,001,000 (from $6,476,000 to $4,475,000) and the cash and cash equivalents was increased by the corresponding amount.

On April 16, 2024, the Company issued 100,000 shares to a member of the executive team for the vesting of RSUs.

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

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended March 31, 2024 and March 31, 2023. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three months ended March 31, 2024 and 2023

Revenue

During the three months ended March 31, 2024, and 2023, respectively, the Company generated no revenue.

Expenses

During the three months ended March 31, 2023, and 2022, the Company reported total operating expenses of $3,787,631 and $2,185,488, respectively.

The increase in total operating expenses was primarily due to increase in the volume of transactions as the mine continues to develop. Operation and administration expenses increased by $1,018,781 ($1,898,773 for the three months ended March 31, 2024, compared to $879,992 for the three months ended March 31, 2023). Legal and accounting fees increased by $411,553 ($946,464 for the three months ended March 31, 2024, compared to $534,911 for the three months ended March 31, 2023) primarily because of the Company’s uplisting from the Canadian Stock Exchange to the Toronto Stock Exchange Venture which occurred in September of 2023. Consulting and wages increased by $171,809 ($942,394 for the three months ended March 31, 2024, compared to $770,585 for the three months ended March 31, 2023) also increased to increased head count as the Bunker Hill Mine moves towards production.

Net Income and Comprehensive Income

The Company had net loss of $5,582,036 for the year three months ended March 31, 2024 (compared to net income of $1,791,147 for the three months ended March 31, 2023). In addition to the increase in operating expenses (as described above), net loss for the three months ended March 31, 2024 was impacted by increase in interest expense of $759,106 ($2,083,735 and $1,324,629 for the three months ended March 2024 and 2023 respectively), a decrease in change in derivative liability of $4,490,517 (loss of $263,943 for the three months ended March 31, 2024 compared to a gain of $4,226,574 for the three months ended March 31, 2023), driven by a proportionally greater decline in the Company’s share price in Q1 2023 relative to Q1 2024. Additionally, a loss on fair value of the convertible debenture of $263,943 was recognized for the three months ended March 31, 2024, compared to a gain of $4,226,574 for the three months ended March 31, 2024. The three months ended March 31, 2024, also includes $217,000 ($nil for the three months ended March 31, 2023) loss on revaluation of the stream debenture due to updated key assumptions such as commodity prices. Net loss for the three months ending March 31, 2024, includes a deferred tax recovery of $699,920 and interest income of $291,330 compared to $nil and $nil respectively for three months ended March 31, 2023. Additionally, net loss for the three months ended March 31, 2024, includes $nil of financing costs compared to $576,751 for the three months ended March 31, 2023.

The Company had comprehensive loss of $5,293,664 for the three months ended March 31, 2024 (comprehensive income of $2,598,159 for the month three ended March 31, 2023). Comprehensive income for the three months ended March 31, 2024, is inclusive of a $288,372 gain on change in fair value on own credit risk ($807,012 for the three months ended March 31, 2023).

Liquidity and Capital Resources

Current Assets and Total Assets

As of March 31, 2024, the Company had total current assets of $20,863,546, compared to total current assets of $27,176,997 at December 31, 2023 – a decrease of $6,313,451; and total assets of $61,649,028, compared to total assets of $61,989,678 at December 31, 2023 – an decrease of $340,650. During the three months ended March 31, 2024, the Company’s current assets decreased due to cash expenditures on the process plant, purchasing of equipment and additions to the Bunker Hill Mine. Total assets remained constant as the increase in property plant and equipment was offset by the decrease in cash.

Current Liabilities and Total Liabilities

As of March 31, 2024, the Company had total current liabilities of $12,201,846 and total liabilities of $92,467,400, compared to total current liabilities of $7,472,326 and total liabilities of $88,356,840 at December 31, 2023. Total liabilities increased because of accretion on the stream debenture and environmental protection agency payable as well as an increase in accounts payable and accruals due to timing of invoices and payments.

Working Capital and Shareholders’ Deficit

As of March 31, 2024, the Company had working capital of $8,661,700 and a shareholders’ deficiency of $30,818,372 compared to a working capital of $19,704,671 and a shareholders’ deficiency of $26,367,162 as of December 31, 2023. The working capital balance decreased during the three months ended March 31, 2024, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine. The shareholders’ deficiency increased primarily due to the net loss in the 2024 quarter.

Cash Flow

During the three months ended March 31, 2024, the Company had a net cash decrease of $6,418,054, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine.

Subsequent Events

On April 1, 2024, the Company granted 2,527,888 DSUs to certain members of the board of directors of the Company. The DSUs vested immediately.

On April 1, 2024, the Company appointed Brenda Dayton as its Vice President Investor Relations.

On April 4, 2024, the Company issued 6,398,439 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2024.

On April 5, 2024, the $2,001,000 letter of credit, in place to secure the environment protection agency cost recovery payable was returned to the Company and cancelled. As a result of this transaction the restricted cash balance was decreased by $2,001,000 (from $6,476,000 to $4,475,000) and the cash and cash equivalents was increased by the corresponding amount.

On April 16, 2024, the Company issued 100,000 shares to a member of the executive team for the vesting of RSUs.

On April 30, 2024, the Company received approval to commence construction from the Idaho Department of Environmental Quality (IDEQ, Air Quality Division) in accordance with IDAPA 58.01.01.213, Rules for the Control of Air Pollution in Idaho. The Company will continue to work with IDEQ regarding issuance of the full Air Permit.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of March 31, 2024.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of March 31, 2024.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is vigorously defending itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Mine on December 15, 2021.

On October 26, 2021, the Company asserted claims against Crescent in a separate lawsuit, which has been consolidated into the Crescent lawsuit. The Company commenced Bunker Hill Mining Corporation v. Venzee Technologies Inc. et al, Case No. 2:21-cv-209-REP, in the US District Court for the District of Idaho on May 14, 2021. The Company has subsequently executed a tolling agreement with Venzee in exchange for dropping its claims against Venzee. The Company originally filed this lawsuit on May 14, 2021 against other parties but has since filed an amended complaint to include its claims against Crescent. The Court consolidated the two lawsuits on April 19, 2022. The consolidated lawsuits are currently in the discovery phase, in which information is gathered and exchanged.

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2023.

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

The following table provides information for the three months ended March 31, 2024.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	1	0	0	0	0	143	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

