Form 10-Q
period 2024-06-30
Bunker Hill Mining Corp.
filed 2024-07-30
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-150028

BUNKER HILL MINING CORP.

(Exact Name of Registrant as Specified in its Charter)

nevada	32-0196442
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300-1055 West Hastings Street Vancouver, British Columbia, Canada	V6E 2E9
(Address of Principal Executive Offices)	(Zip Code)

(604) 417-7952

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

Number of shares of Common Stock outstanding as of July 30, 2024: 343,752,625

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	June 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$3,539,424	$20,102,596
Restricted cash (note 8)	4,475,000	6,476,000
Accounts receivable and prepaid expenses (note 3)	1,610,007	598,401
Total current assets	9,624,431	27,176,997

Non-current assets
Spare parts inventory (note 5)	341,004	341,004
Long term deposit	254,106	249,265
Equipment (note 4)	1,303,935	946,661
Right-of-use asset (note 4)	564,375	625,022
Bunker Hill Mine and mining interests (note 6)	16,746,920	15,198,259
Process plant (note 5)	34,997,127	17,452,470
Total assets	$63,831,898	$61,989,678

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 16)	$8,210,720	$1,788,950
Accrued liabilities	3,127,760	1,225,525
Current portion of lease liability (note 7)	91,993	353,526
Deferred share units liability (note 12)	998,244	569,327
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of stream debenture	2,730,622	-
Interest payable (note 9)	529,450	534,998
Total current liabilities	18,688,789	7,472,326

Non-current liabilities
Lease liability (note 7)	5,063	71,808
Series 1 convertible debenture (note 9)	5,222,964	5,244,757
Series 2 convertible debenture (note 9)	13,371,724	13,458,570
Stream debenture (note 9)	48,639,378	51,138,000
Environment protection agency cost recovery liability, net of discount (note 8)	7,506,801	6,574,140
Deferred tax liability (note 14)	1,383,872	2,588,590
Derivative warrant liability (note 10)	2,423,994	1,808,649
Total liabilities	97,242,585	88,356,840

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized	338	321
Additional paid-in-capital (note 10)	59,525,717	57,848,953
Accumulated other comprehensive income	1,572,796	808,662
Accumulated deficit	(94,509,538)	(85,025,098)
Total shareholders’ deficiency	(33,410,687)	(26,367,162)
Total shareholders’ deficiency and liabilities	$63,831,898	$61,989,678

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2024	2023	2024	2023

Operating expenses (note 15)	$(4,150,114)	$(3,336,973)	$(7,937,745)	$(5,522,461)

Other income or gain (expense or loss)
Interest income	164,381	231,133	455,711	231,133
Change in derivative liabilities (note 10)	(351,402)	(13,246,561)	(615,345)	(9,019,987)
Loss on foreign exchange	(9,704)	(591)	(4,050)	(3,479)
Loss on FV of debentures (note 9)	(498,263)	(1,884,232)	(655,495)	(194,531)
Gain on debt settlement (note 6)	-	7,117,420	-	7,117,420
Gain on warrant settlement	-	-	-	214,714
Interest expense (note 7,8,9)	(2,176,868)	(1,388,420)	(4,260,603)	(2,713,049)
Finance costs (note 9)	-	(524,130)	-	(1,100,881)
Other income	-	24,439	694	24,439
Gain on stream debentures (note 9)	2,748,000	-	2,531,000	-
Loss on debt modification (note 9)	-	(99,569)	-	(99,569)
Loss on debt settlement (note 9)	(133,232)	(241,557)	(203,325)	(491,643)
Loss for the period pre tax	$(4,407,202)	$(13,349,041)	$(10,689,158)	$(11,557,894)
Deferred tax recovery (expense) (note 14)	504,798	(3,508,741)	1,204,718	(3,508,741)
Loss for the period	$(3,902,404)	$(16,857,782)	$(9,484,440)	$(15,066,635)

Other comprehensive (loss) income, net of tax:
Gain (loss) on change in FV on own credit risk	475,762	(373,415)	764,134	433,597
Other comprehensive income (loss)	475,762	(373,415)	764,134	433,597
Comprehensive Loss	$(3,426,642)	$(17,231,197)	$(8,720,306)	$(14,633,038)

Net loss per common share – basic	$(0.01)	$(0.07)	$(0.03)	$(0.06)
Net loss per common share – fully diluted	$(0.01)	$(0.07)	$(0.03)	$(0.06)

Weighted average common shares – basic	338,800,384	258,236,840	334,103,756	247,170,167
Weighted average common shares – fully diluted	338,800,384	258,236,840	334,103,756	247,170,167

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
Operating activities
Net loss for the period	$(9,484,440)	$(15,066,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10, 11, 12)	1,009,951	975,188
Depreciation expense	185,656	89,193
Change in fair value of derivative liabilities	615,345	9,019,987
Deferred tax (recovery) expense	(1,204,718)	3,508,741
(Gain) loss on warrant extinguishment	-	(214,714)
Units issued for services	-	111,971
Interest expense on lease liability (note 7)	41,005	5,080
Loss on debt settlement	203,325	491,643
Gain on stream debenture	(2,531,000)	-
Loss on debt modification	-	99,569
Accretion of liabilities	3,209,877	855,969
Loss on fair value of debentures	655,495	194,531
Gain on debt settlement	-	(7,117,420)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,016,447)	(470,181)
Accounts payable	1,595,914	(61,969)
Accrued liabilities	(134,370)	(118,577)
Interest payable	1,009,728	1,041,361
Net cash used in operating activities	(5,844,679)	(6,656,263)

Investing activities
Process plant	(10,414,510)	(3,155,362)
Mine improvements	(1,465,994)	(514,127)
Purchase of machinery and equipment	(441,654)	(60,004)
Net cash used in investing activities	(12,322,158)	(3,729,493)

Financing activities
Proceeds from stream obligation	-	46,000,000
Transaction costs stream obligation	-	(304,156)
Proceeds from issuance of special warrants	-	3,661,822
Proceeds from warrants exercise	-	837,459
Proceeds from promissory note	-	390,000
Repayment of bridge loan	-	(5,000,000)
Repayment of promissory notes	-	(654,315)
Lease payments	(397,335)	(120,000)
Net cash (used) provided by financing activities	(397,335)	44,810,810
Net change in cash	(18,564,172)	34,425,054
Cash, beginning of period	26,578,596	7,184,105
Cash, end of period	$8,014,424	$41,609,159

Supplemental disclosures
Cash interest paid	$-	$322,708

Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$-	$874,198
Interest payable settled with common shares	$1,015,262	$2,039,282

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$8,014,424	$41,609,159
Less restricted cash	4,475,000	6,476,000
Cash end of period	$3,539,424	$35,133,159

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation	-	-	458,180	-	-	458,180
Shares issued for interest payable	13,791,298	14	1,218,587	-	-	1,218,601
Shares issued for RSUs vested	2,646,436	3	(3)	-	-	-
OCI	-	-	-	764,134	-	764,134
Net (loss) for the period	-	-	-	-	(9,484,440)	(9,484,440)
Balance, June 30, 2024	339,099,216	$338	$59,525,717	$1,572,796	$(94,509,538)	$(33,410,687)
Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)
Stock-based compensation			1,050,105	-	-	1,050,105
Compensation options			111,971	-	-	111,971
Shares issued for RSUs vested	5,767,218	6	(6)	-	-	-
Shares issued for interest payable	20,125,209	20	2,308,171	-	-	2,308,191
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	907,090
OCI	-	-	-	433,597	-	433,597
Net (loss) for the period	-	-	-	-	(15,066,635)	(15,066,635)
Balance, June 30, 2023	265,810,755	$264	$49,538,834	$687,472	$(86,659,194)	$(36,432,624)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2024

(Expressed in United States Dollars)

1. Nature and Continuance of Operations

Bunker Hill Mining Corp. (the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its head office is located at 300-1055 West Hastings Street, Vancouver, British Columbia, Canada,V6E 2E9. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho.

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities. It continues to work at developing its project with a view towards putting it into production.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2023. The interim results for the period ended June 30, 2024, are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	June 30,	December 31,
	2024	2023

Prepaid expenses and deposits	$1,455,431	$382,198
HST and interest receivable	124,576	121,621
Environment protection agency overpayment (note 8)	30,000	94,582
Total	$1,610,007	$598,401

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	June 30,	December 31,
	2024	2023

Equipment	$1,914,606	$1,460,375

Less accumulated depreciation	(610,671)	(513,714)
Equipment, net	$1,303,935	$946,661

The total depreciation expense relating to equipment during the three and six months ended June 30, 2024, was $50,492 and $96,957, respectively. Compared to the three and six months ended June 30, 2023, was $31,732 and $76,424, respectively.

Right-of-use asset consists of the following:

	June 30,	December 31,
	2024	2023

Right-of-use asset	698,860	670,808
Less accumulated depreciation	(134,485)	(45,786)
Right-of-use asset, net	$564,375	$625,022

The total depreciation expense during the three and six months ended June 30, 2024, was $44,349 and $88,699, respectively. Compared to the three and six months ended June 30, 2023, was $6,385 and $12,769 respectively.

5. Process Plant

On May 13, 2022, the Company purchased a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”). The package comprises substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

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

Process plant consists of the following:

	June 30,	December 31,
	2024	2023

Plant purchase price less inventory	$3,633,292	$3,633,292
Ball Mill	1,007,544	745,626
Demobilization	2,204,539	2,204,539
Detailed engineering and construction costs	27,432,561	10,635,606
Capitalized interest (note 9)	719,191	233,407
Process Plant	$34,997,127	$17,452,470

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	June 30,	December 31,
	2024	2023

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	4,271,550	2,722,889
Sale of mineral properties (note 9)	(1,973,840)	(1,973,840)
Land	202,000	202,000
Bunker Hill mine	$16,746,920	$15,198,259

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

7. Lease Liability

As of June 30, 2024, The Company’s undiscounted lease obligations consisted of the following:

	June 30,	December 31,
	2024	2023
Gross lease obligation – minimum lease payments
1 year	$98,007	$393,673
2- 3 years	3,418	73,588
4-5 years	-	-

Future interest expense on lease obligations	(4,369)	(41,927)
Total lease liability	97,056	425,334

Current lease liability	91,993	353,526
Non-current lease liability	5,063	71,808
Total lease liability	97,056	425,334

Interest expense for the three and six months ended June 30, 2024, was $13,997 and $41,005, respectively. Compared to the three and six months ended June 30, 2023, was $1,469 and $5,080, respectively.

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

As of June 30, 2024, the Company had two payment bonds of $9,999,000 and $7,000,000 in place to secure this liability (as of December 31, 2023, the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability). The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $4,475,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $4,475,000 of restricted cash shown within current assets as of June 30, 2024, compared to $6,476,000 as of December 31, 2023.

The financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

The Company recorded accretion expense on the liability of $479,854 and $932,661 for the three and six months ended June 30, 2024, respectively, bringing the net liability to $10,506,801 (previously accrued interest of $154,743) as of June 30, 2024. The Company recorded accretion expense on the liability of $396,663 and $770,969 for the three and six months ended June 30, 2023, respectively.

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of June 30, 2024, a prepaid expense of $30,000 (December 31, 2023: $94,582) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

9. Promissory Notes Payable and Convertible Debentures

Promissory Notes

On September 22, 2021, the Company issued a non-convertible promissory note of $2,500,000 bearing interest of 15% per annum and payable at maturity. Interest expense for the three and six months ended June 30, 2024, was $nil and $nil respectively. Compared to $54,931 and $110,411 for the three and six months ended June 30, 2023, respectively. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in Loss on debt modification in the condensed interim consolidated statements of loss and comprehensive loss. A final principal payment of $1,599,569 was made during the year ended December 31, 2023.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party of $120,000, and a separate non-convertible promissory note of $120,000 to another party. Each promissory note bore fixed interest of $18,000 per annum, payable at maturity. Both promissory notes, including interest, were settled on March 27, 2023.

In June 2023, the Company issued a non-convertible promissory note in the amount of $150,000. The promissory note bore fixed interest of $15,000 per annum, payable at maturity. The promissory note, including interest, was settled in June 2023.

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

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with SRSR, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from SRSR was envisaged to increase to $96,000,000 including the RCD, CD1, CD2, Stream and debt facility (together, the “Project Financing Package”). The Bridge Loan, as previously envisaged, was to be repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

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

Concurrent with the funding of the Stream in June 2023, the Company and Sprott agreed to amend the maturity date of the CD2 from 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on March 31, 2025, to payment in full on March 31, 2026, and that the CD2 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment or Sprott elects to exercise its share conversion option. The CD2 is convertible into Common Shares at a price of C$0.29 per Common Share, subject to stock exchange approval.

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates using the binomial lattice methodology based on a Cox-Ross-Rubenstein (“CRR”) approach:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-23	03-31-26	7.50%	0.098	115%	8.41%	4.18%	18.89%
CD2 note	12-31-23	03-31-26	10.50%	0.098	115%	8.41%	4.18%	20.79%
CD1 note	03-31-24	03-31-26	7.50%	0.100	110%	10.07%	4.59%	20.77%
CD2 note	03-31-24	03-31-26	10.50%	0.100	110%	10.07%	4.59%	22.65%
CD1 note	06-30-24	03-31-26	7.50%	0.117	100%	13.61%	4.80%	24.13%
CD2 note	06-30-24	03-31-26	10.50%	0.117	100%	13.61%	4.80%	25.97%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.219 and CD2 is $0.212 as of June 30, 2024. The conversion price of the CD1 is $0.227 and CD2 is $0.219 as of December 31, 2023.

The resulting fair values of the CD1 and CD2 at June 30, 2024, and as of December 31, 2023, were as follows:

Instrument Description	June 30, 2024	December 31, 2023
CD1	$5,222,964	$5,244,757
CD2	13,371,724	13,458,570
Total	$18,594,688	$18,703,327

The (loss) gain on changes in FV of convertible debentures recognized on the condensed interim consolidated statements of loss and comprehensive loss during the three and six months ended June 30, 2024, was ($498,263) and ($655,495), respectively, and ($1,884,232) and ($194,531) for the three and six month ended June 30, 2023, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive (loss) income during the three and six months ended June 30, 2024, was $475,762 and 764,134 respectively. Compared to three and six months ended June 30, 2023, was ($373,415) and $433,597, respectively. Interest expense for the three and six months ended June 30, 2024, was $504,863 and $1,009,726, respectively. Compared to the three and six months ended June 30, 2023, was $670,562 and $1,347,411, respectively. At June 30, 2024 interest of $504,863 ($510,411 at December 31, 2023) is included in interest payable on the condensed interim consolidated balance sheets. Interest is due on a quarterly basis. For the three and six months ended June 30, 2024, the Company recognized $133,232 and $203,325, respectively, loss on debt settlement in the condensed interim consolidated statements of loss and comprehensive loss, as a result of settling interest by issuance of shares. Compared to the three and six months ended June 30, 2023, was $18,803 and $268,889, respectively.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was not in compliance with the working capital covenant require as of June 30, 2024, however, each debenture holder agreed to waive the working capital covenant for the period of June 30, 2024. It is probable that the violation will be cured by September 30, 2024.

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

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the condensed interim consolidated statements of loss and comprehensive loss.

The Company determined the effective interest rate of the Stream obligation to be 10.7% and recorded accretion expense on the liability of $1,178,156 and $2,277,216 for the three and six months ended June 30, 2024, respectively ($nil and $nil for the three and six months ended June 30, 2023) recognized in the condensed interim consolidated statements of loss and comprehensive loss, accretion expense on the liability of $226,840 and $485,784 for the three and six months ended June 30, 2024 ($nil and $nil for the three and six months ended June 30, 2023) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and gain on revaluation of the liability of $2,748,000 and $2,531,000 for the three and six months ended June 30, 2024, respectively ($nil and $nil for the six months ended June 30, 2023), bringing the liability to $51,370,000 as of June 30, 2024. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and commodity prices of 1.16 $/lb to 1.21 $/lb for zinc, 0.93 $/lb to 0.95 $/lb for lead, and 24.00 $/oz to $28.00 $/oz for silver.

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

On June 23, 2023, the Company repaid the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the condensed interim consolidated statements of loss and comprehensive loss. Interest expense for three and six months ended June 30, 2024, was $nil and $nil respectively. Compared to the three and six months ended June 30, 2023, was $168,166 and $346,550 respectively.

$21,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years. As of December 31, 2023 and June 30, 2024, the Company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility will be June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of June 30, 2024, as no amount has been drawn from the facility.

10. Capital Stock, Warrants and Stock Options

Authorized

The total authorized capital is as follows:

●	1,500,000,000 Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

In January 2023, the Company issued 6,377,272 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2022.

In March 2023, the Company issued 9,803,574 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2023.

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants which were previously issued in a private placement to Teck Resources (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille process plant. The warrant entitled the holder thereof to purchase one share of Common Share of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price of the warrants from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of C$1,145,834 to the Company. During the quarter ended March 31, 2023, the Company recognized a change in derivative liability of $400,152 relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

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

In connection with the March 2023 Offering, each March 2023 Special Warrant is automatically exercisable (without payment of any further consideration and subject to customary anti-dilution adjustments) into one unit of the Company (a “March 2023 Unit”). Each March 2023 Unit consists of one share of common stock of the Company (each, a “Unit Share”) and one common stock purchase warrant of the Company (each, a “Warrant”). Each whole Warrant entitles the holder thereof to acquire one share of common stock of the Company (a “Warrant Share”, and together with the Unit Shares, the “Underlying Shares”) at an exercise price of C$0.15 per Warrant Share until March 27, 2026, subject to adjustment in certain events. In the event that the Registration Statement had not been declared effective by the SEC on or before 5:00 p.m. (EST) on July 27, 2023, each unexercised Special Warrant would be deemed to be exercised on the Automatic Exercise Date into one penalty unit of the Company (each, a “Penalty Unit”), with each Penalty Unit being comprised of 1.2 Unit Shares and 1.2 Warrants. Notice of such effectiveness was received on July 11, 2023, eliminating the potential for issuance of the Penalty Units.

In connection with the March 2023 Offering, the Company incurred share issuance costs of $585,765 and issued 2,070,258 compensation options (the “March 2023 Compensation Options”). Each March 2023 Compensation Option is exercisable at an exercise price of C$0.15 into one Unit Share and one Warrant Share.

The Special Warrants issued on March 27, 2023, were converted to 51,633,727 shares of common stock and common stock purchase warrants on July 24, 2023. The Company determined that in accordance with ASC 815 derivatives and hedging, each Special Warrant will be valued and carried as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss until the shares of common stock and common stock purchase warrants are issued.

In May 2023, the Company issued 1,318,183 shares of common stock in connection with settlement of RSUs.

In June 2023, the Company issued 4,449,035 shares of common stock in connection with settlement of RSUs.

In June 2023, the Company issued 3,944,364 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2023.

In January 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2023.

In March 2024, the Company issued 2,546,436 shares of common stock in connection with settlement of RSUs.

In April 2024, the Company issued 100,000 shares of common stock in connection with settlement of RSUs.

In April 2024, the Company issued 6,398,439 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2024.

In 2024, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marked to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of loss and comprehensive loss as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at June 30, 2024 and December 31, 2023:

March 2023 warrants	June 30, 2024	December 31, 2023
Expected life	635 days	817 days
Volatility	24%	24%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$1,169,464	$281,085
Change in derivative liability	$888,379

April 2022 special warrants issuance	June 30, 2024	December 31, 2023
Expected life	275 days	457 days
Volatility	85%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$271,004	$546,592
Change in derivative liability	$(275,588)

April 2022 non-brokered issuance	June 30, 2024	December 31, 2023
Expected life	275 days	457 days
Volatility	85%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$10,537	$21,252
Change in derivative liability	$(10,715)

June 2022 issuance	June 30, 2024	December 31, 2023
Expected life	275 days	457 days
Volatility	85%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$8,721	$17,589
Change in derivative liability	$(8,868)

February 2021 issuance	June 30, 2024	December 31, 2023
Expected life	589 days	771 days
Volatility	100%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$395,879	$367,349
Change in derivative liability	$28,530

June 2019 issuance	June 30, 2024	December 31, 2023
Expected life	549 days	731 days
Volatility	100%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$224,051	$226,570
Change in derivative liability	$(2,519)

August 2019 issuance	June 30, 2024	December 31, 2023
Expected life	549 days	731 days
Volatility	100%	110%
Risk free interest rate	3.99%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$344,338	$348,211
Change in derivative liability	$(3,873)

Outstanding warrants at June 30, 2024 and June 30, 2023 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Exercised	(10,416,667)	0.11	0.12
Balance, June 30, 2023	151,712,397	$0.50	$0.17

Balance, December 31, 2023	145,061,976	$0.37	$0.09
Balance, June 30, 2024	145,061,976	$0.37	$0.09

During the six months ended June 30, 2023, 10,416,667 May 2022 Teck warrants were exercised.

At June 30, 2024, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
		145,061,976	145,061,976

Compensation options

At June 30, 2024, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options (i)	2,070,258	0.15
Balance, June 30, 2023	7,541,057	0.28

Balance, December 31, 2023	4,301,150	0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, June 30, 2024	2,070,258	0.15

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026(i)	$0.15	2,070,258	$111,971
		2,070,258	$111,971

i)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the six months ended June 30, 2024, and June 30 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,320,636	$0.51
Balance, June 30, 2023	9,320,636	$0.51

Balance, December 31, 2023	8,970,636	$0.52
Balance, June 30, 2024	8,970,636	$0.52

The following table reflects the actual stock options issued and outstanding as of June 30, 2024:

			Number of
	Remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.32	1,575,000	1,575,000	435,069
0.335	0.34	1,037,977	1,037,977	204,213
0.55	0.81	5,957,659	4,468,245	1,536,764
0.15	3.40	400,000	300,000	37,387
		8,970,636	7,381,222	$2,213,433

The vesting of stock options during the three and six months ending June 30, 2024, resulted in stock based compensation expense of $6,423 and $31,516, respectively ($34,441 and $93,140 for the three and six months ending June 30, 2023, respectively).

11. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the six months ended June 30, 2024, and June 30, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2022	4,822,741	$0.22
Granted	4,109,637	0.24
Vested	(5,767,218)	0.24

Unvested as at June 30, 2023	3,165,160	$0.22

Unvested as at December 31, 2023	7,044,527	$0.24
Granted (i, ii)	9,720,403	0.11
Forfeited	(50,000)	0.50
Vested	(2,646,436)	0.23
Unvested as at June 30, 2024	14,068,494	$0.15

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $12,432 and $21,311, respectively, for the three and six months ended June 30, 2024, which is included in operating expenses condensed interim consolidated statements of loss and comprehensive loss.

(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $112,334 and $134,554, respectively, for the three and six months ended June 30, 2024, which is included in operating expenses condensed interim consolidated statements of loss and comprehensive loss.

The vesting of RSU’s during the three and six months ending June 30, 2024, resulted in stock based compensation expense of $189,808 and $426,664 respectively ($419,754 and $594,724 for the three and six months ending June 30, 2023, respectively).

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

The following table summarizes the DSU activity during the six months ended June 30, 2024, and 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2022	2,710,000	$0.97
Vested	(1,250,000)	$1.03
Unvested as at June 30, 2023	1,460,000	$1.00

Unvested as at December 31 2023	1,495,454	$0.90
Granted	1,907,840	$0.13
Vested	(3,157,840)	$0.67
Unvested as at June 30, 2024	245,454	$0.22

The vesting of DSU’s during the three and six months ended June 30, 2024, resulted in stock based compensation expense of $476,794 and $551,772, respectively. The vesting of DSU’s during the three and six months ending June 30, 2023, resulted in stock based compensation expense of $486,602 and $287,324, respectively. The fair value of each DSU is $0.12 as of June 30, 2024, and $0.17 as of June 30, 2023.

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

14. Deferred tax liability

The Company recorded income tax recovery (expense) of $504,798 and $1,204,718 for the three and six months ended June 30, 2024, and incurred income tax expense of $3,508,741 and $3,508,741 for the three and six months ended June 30, 2023. The Company’s effective income tax rate for the first six months of 2024 was 10.3% compared to -30.29% for the first six months of 2023. The effective tax rate during the first six months of 2024 differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 of the Internal Revenue Code and other deferred tax assets. The effective tax rate during the first six months of 2023 differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue compared to its treatment as debt under U.S. GAAP.

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

15. Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2024	2023	2024	2023
Operating expenses
General administration expenses	$3,342,235	$2,392,681	$6,187,472	$3,807,584
Salaries, wages, and consulting fees	807,879	944,292	1,750,273	1,714,877
Total	4,150,114	3,336,973	7,937,745	5,522,461

16. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Consulting fees & wages	$353,417	$357,468	$827,610	$572,917

At June 30, 2024 and June 30, 2023, $88,796 and $52,148, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

17. Subsequent Events

Share Issuance

On July 8, 2024, the Company issued 4,653,409 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward looking statements”, which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects “and the like often identify such forward-looking statements but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning the Company’s plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company’s other filings with the SEC. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Description of Business

Corporate Information

The Company was incorporated under the laws of the State of Nevada, U.S.A on February 20, 2007, under the name Lincoln Mining Corp. On February 11, 2010, the Company changed its name to Liberty Silver Corp and subsequently, on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its head office is located at 300-1055 West Hastings Street Vancouver, British Columbia, V6E 2E9, and its telephone number is 604.417.7952. The Company’s website is www.bunkerhillmining.com. Information appearing on the website is not incorporated by reference into this report.

Overview

The Company’s primary focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Bunker Hill Mine” or the “Mine”) in Kellogg, Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company was incorporated for the initial purpose of mineral exploration at the Mine. The Company has moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) commencing the construction of the facilities required to move into commissioning in December of 2024.

The Company also initiated a resource expansion and exploration drilling program in support of the staged restart plan. This limited and precise program is fully funded within the existing restart budget. The program includes 8,975 feet of core to be drilled from underground to further define and expand the existing resource. The initial drill targets are in close proximity to where the initial mining phase will take place.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and six months ended June 30, 2024, and June 30, 2023. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the three and six months ended June 30, 2024 and 2023

Revenue

During the three and six months ended June 30, 2024, and 2023, respectively, the Company generated no revenue.

Expenses

During the three months ended June 30, 2024, and 2023, the Company reported total operating expenses of $4,150,114 and $3,336,973, respectively. The increase in total operating expenses was primarily due to increase in the volume of transactions and head count associated with construction of the process plant commencing in the quarter. The company continues to move closer to production.

During the six months ended June 30, 2024, and 2023, the Company reported total operating expenses of $7,937,745 and $5,522,461, respectively. The increase in total operating expenses was primarily due to increase in the volume of transactions and head count associated with construction of the process plant commencing in the six months ended June 30, 2024. The company continues to move closer to production.

Net Income and Comprehensive Income

The Company had net loss of $3,902,404 for the year three months ended June 30, 2024 (compared to net loss of $16,857,782 for the three months ended June 30, 2023). In addition to the increase in operating expenses (as described above), net loss for the three months ended June 30, 2024 was impacted by an increase in interest expense of $788,448 ($2,176,868 and $1,388,420 for the three months ended June 30, 2024 and 2023 respectively), a decrease in financing costs, $nil of financing costs for the three months ended June 30, 2024 compared to $524,130 for the three months ended June 30, 2023 and $nil of gain on debt settlement for the three months ended June 30, 2024 compared to $7,117,420 of gain on debt settlement relating to the conversion of royalty convertible debenture into a royalty during the three months ended June 30, 2023. The loss in the current period is lower than the comparable period because of a decrease in the loss due change in derivative liability of $12,895,159 (loss of $351,402 for the three months ended June 30, 2024 compared to a loss of $13,246,561 for the three months ended June 30, 2023), which was driven by a proportionally greater appreciation in the Company’s share price in Q2 2023 relative to Q2 2024. Additionally, a loss on fair value of the convertible debenture of $498,263 was recognized for the three months ended June 30, 2024, compared to a loss of $1,884,232 for the three months ended June 30, 2023. Additionally, the three months ended June 30, 2024, includes $2,748,000 ($nil for the three months ended June 30, 2023) gain on revaluation of the stream debenture due to updated key assumptions such as commodity prices. Net loss for the three months ending June 30, 2024, includes a deferred tax recovery of $504,798 compared to deferred tax expense of $3,508,741 for the three months ended June 30, 2023.

The Company had a net loss of $9,484,440 for the year six months ended June 30, 2024 (compared to a net loss of $15,066,635 for the six months ended June 30, 2023). In addition to the increase in operating expenses (as described above), net loss for the six months ended June 30, 2024 was impacted by an increase in interest expense of $1,547,554 ($4,260,603 and $2,713,049 for the six months ended June 30, 2024 and 2023 respectively), a decrease in financing costs, $nil of financing costs for the six months ended June 30, 2024 compared to $1,100,881 for the six months ended June 30, 2023 and $nil of gain on debt settlement for the six months ended June 30, 2024 compared to $7,117,420 of gain on debt settlement relating to the conversion of royalty convertible debenture into a royalty during the six months ended June 30, 2023. The loss in the current period is lower than the comparable period because of a decrease in the loss due change in derivative liability of $8,404,642 (loss of $615,345 for the six months ended June 30, 2024 compared to a loss of $9,019,987 for the six months ended June 30, 2023), which was driven by a proportionally greater appreciation in the Company’s share price in first six months of 2023 relative to first six months of 2024. Additionally, the six months ended June 30, 2024, includes $2,531,000 ($nil for the six months ended June 30, 2023) gain on revaluation of the stream debenture due to updated key assumptions such as commodity prices. Net loss for the six months ending June 30, 2024, includes a deferred tax recovery of $1,204,718 compared to deferred tax expense of $3,508,741 for the six months ended June 30, 2023.

The Company had comprehensive loss of $3,426,642 and $8,720,306 for the three and six months ended June 30, 2024, respectively (comprehensive loss of $17,231,197 and $14,633,038 for the month three and six ended June 30, 2023, respectively). Comprehensive (loss) income for the three and six months ended June 30, 2024, is inclusive of a $475,762 and $764,134 gain on change in fair value on own credit risk (loss of $373,415 and income of $433,597 for the three and six months ended June 30, 2023, respectively).

Liquidity and Capital Resources

Current Assets and Total Assets

As of June 30, 2024, the Company had total current assets of $9,624,431, compared to total current assets of $27,176,997 at December 31, 2023 – a decrease of $17,552,566; and total assets of $63,831,898, compared to total assets of $61,989,678 at December 31, 2023 – a increase of $1,842,220. During the six months ended June 30, 2024, the Company’s current assets decreased due to cash expenditures on the process plant, purchasing of equipment and additions to the Bunker Hill Mine. Total assets increased slightly constant as the increase in property plant and equipment was offset mostly by the decrease in cash.

Current Liabilities and Total Liabilities

As of June 30, 2024, the Company had total current liabilities of $18,688,789 and total liabilities of $97,242,585, compared to total current liabilities of $7,472,326 and total liabilities of $88,356,840 at December 31, 2023. Total liabilities increased because of accretion on the stream debenture and environmental protection agency payable as well as an increase in accounts payable and accruals due to timing of invoices and payments.

Working Capital and Shareholders’ Deficit

As of June 30, 2024, the Company had working capital deficit of $9,064,358 and a shareholders’ deficiency of $33,410,687 compared to a working capital of $19,704,671 and a shareholders’ deficiency of $26,367,162 as of December 31, 2023. The working capital balance decreased during the six months ended June 30, 2024, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine. The shareholders’ deficiency increased primarily due to the net loss in the six months ended June 30, 2024.

Cash Flow

During the six months ended June 30, 2024, the Company had a net cash decrease of $18,564,172, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine.

Financing Term Sheet

On June 7, 2024, The Company signed a non-binding term sheet with Monetary Metals & Co. to provide financing in the form of a silver loan (the “Loan”) of up to 1.2 million ounces of silver in support of the re-start and ongoing development of the Bunker Hill Mine. The Loan will be for a term of three years, secured against the Company’s assets and repayable in silver ounces. The Loan will bear interest at the rate of 15% per annum, payable in silver ounces on the last day of each quarterly interest period. The Loan is expected to close in August 2024.

Subsequent Events

AGM Results and Amendments to Equity Compensation Plans

The Company held its Annual General Meeting (the “Meeting”) on June 20, 2024. The nominees for the Board of Directors listed in the Company’s management information circular dated July 6, 2023 (the “Circular”), being (i) Sam Ash, (ii) Mark Cruise, (iii) Dickson Hall, (iv) Pamela Saxton, (v) Paul Smith and (vi) Richard Williams, were elected to the board of directors of the Company (the “Board”) to hold office until the next annual meeting of shareholders or until their successors are duly appointed or elected.

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

The Amended and Restated RSU Plan is a fixed plan meaning the maximum number of Common Shares issuable thereunder is fixed at 33,909,921, being 10% of the issued and outstanding Common Shares (on a non-diluted basis as at May 8, 2024.

Additional information regarding the Security Based Compensation Plans, including details regarding the amendments, can be found in the Circular posted on Bunker Hill’s SEDAR+ profile at www.sedarplus.ca.

Share Issuance

On July 8, 2024, the Company issued 4,653,409 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2024.

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

The Company makes monthly estimates of its water treatment costs, with a true-up to the annual invoice received from IDEQ. Using the actual costs in the annual invoice, the Company will then reassess its estimate for future periods. Given the nature, complexity and variability of the various actual cost items included in the invoice, the Company has used the most recent invoice as its estimate of the water treatment costs for future periods.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of June 30, 2024.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of June 30, 2024.

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

The following table provides information for the three months ended June 30, 2024.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	3	0	0	0	0	0	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
4.1*	Supplemental Warrant Indenture, dated as of June 6, 2024, by and among Bunker Hill Mining Corp., Capital Transfer Agency ULC, and Computershare Trust Company of Canada
10.1†	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2024

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2024

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

