Form 10-Q
period 2024-09-30
Bunker Hill Mining Corp.
filed 2024-11-07
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 7, 2024: 349,677,625

Reporting Currency and Other Information

All amounts in this report are expressed in United States (“U.S.”) dollars, unless otherwise indicated.

References to “Bunker Hill”, the “Company,” the “Registrant”, “we,” “our,” and “us” mean Bunker Hill Mining Corp., a Nevada corporation, our predecessors, and consolidated subsidiary, or any one or more of them, as the context requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine (as defined below) and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction and operation and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to achieve the full amount of funding support from the Monetary Metals & Co. and Sprott Private Resource Streaming & Royalty Corp.;
●	our ability to secure additional funding, in addition to the previously received funding or any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine;
●	our business, prospects, and overall strategy;

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements include:

●	our lead concentrate offtake agreement may not be reached, which could result in less favorable commercial terms for the sale of concentrates;
●	we may not be able to secure or close offtake financing, which could have an adverse effect on the Company’s financial position and a negative impact the Company’s ability to secure additional funding from Sprott or an alternative capital provider;
●	we may not able to achieve our targeted production timeline for the Bunker Hill Mine which would increase the Company’s required capital needs through the completion of the project;
●	we may not be able to secure additional funding, which would impact our ability to commence operations or continue operations of the Bunker Hill Mine;
●	payment bonds securing the EPA cost recovery costs may not be renewed or not be renewable on acceptable terms;
●	the Company has a history of losses and expects to continue to incur losses in the future;
●	commodity price volatility could have dramatic effects on the results of our planned operations and the Company’s ability to execute its business plan;
●	the Company’s development and production plans, and cost estimates, in the our resource estimates may vary and/or not be achieved;
●	the Idaho Department of Environmental Quality (“IDEQ”) wastewater treatment costs payable by the Company are not controlled by the Company;

●	estimates of mineral reserves and resources are subject to evaluation uncertainties that could materially impact the Bunker Hill Mine project;
●	we are subject to significant governmental regulations that affect our current and planned operations;
●	our ability to obtain required permits and licenses to place our Bunker Hill Mine into production;
●	our activities are subject to environmental laws and regulations that may increase its costs of doing business and restrict its operations;
●	regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company’s business;
●	land reclamation requirements for the Company’s properties may be burdensome and expensive;
●	social and environmental activism may have an adverse effect on the reputation and financial condition of the Company or its relationship with the communities in which it operates;
●	metal prices are highly volatile and can impact our ability to profitably operate;
●	a shortage of equipment and supplies could adversely affect our ability to operate its business;
●	joint ventures and other partnerships, including offtake arrangements, may expose the Company to risks;
●	the Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage its growth effectively could have a material adverse effect on our business and financial condition.;
●	title to the Company’s properties may be subject to other claims that could affect its property rights and claims;
●	the Company may be unable to secure surface access or purchase required surface rights;
●	the Company’s properties and operations are subject to litigation claims, including the current Crescent Mine litigation;
●	the Company’s operations are dependent on information technology systems that may be subject to network disruptions or cyber-attacks;
●	the Company’s common stock is thinly traded and the price can be volatile and as a result, investors could lose all or part of their investment;
●	the Company’s common stock is currently deemed a “penny stock”, which may make it more difficult for investors to sell their shares;
●	investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of common stock if the Company issues additional employee/director/consultant stock options or other stock-based compensation or if the Company sells additional shares of common stock and/or warrants to finance its operations;
●	the issuance of additional shares of common stock may negatively impact the trading price of the Company’s securities;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of all the risk factors that may affect our forward-looking statements.

Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2023. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in United States Dollars)

Unaudited

	September 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$7,381,441	$20,102,596
Restricted cash (note 8)	4,475,000	6,476,000
Asset held for sale (note 5)	40,000	-
Accounts receivable and prepaid expenses (note 3)	747,910	598,401
Total current assets	12,644,351	27,176,997

Non-current assets
Spare parts inventory (note 5)	341,004	341,004
Long term deposit	254,106	249,265
Equipment (note 4)	1,472,769	946,661
Right-of-use asset (note 4)	520,026	625,022
Land	309,861	-
Bunker Hill Mine and mining interests (note 6)	17,838,402	15,198,259
Process plant (note 5)	48,354,054	17,452,470
Total assets	$81,734,573	$61,989,678

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 16)	$12,791,419	$1,788,950
Accrued liabilities	1,898,236	1,225,525
Current portion of lease liability (note 7)	27,452	353,526
Deferred share units liability (note 12)	1,012,624	569,327
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of stream debenture (note 9)	4,220,081	-
Interest payable (note 9)	534,998	534,998
Total current liabilities	23,484,810	7,472,326

Non-current liabilities
Lease liability (note 7)	-	71,808
Series 1 convertible debenture (note 9)	5,253,730	5,244,757
Series 2 convertible debenture (note 9)	13,329,073	13,458,570
Stream debenture (note 9)	50,331,719	51,138,000
Silver Loan (note 9)	22,851,286	-
Environment protection agency cost recovery liability, net of discount (note 8)	8,015,513	6,574,140
Deferred tax liability (note 14)	935,028	2,588,590
Derivative warrant liability (note 10)	1,513,387	1,808,649
Total liabilities	125,714,546	88,356,840

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 343,752,625 and 322,661,482 common shares issued and outstanding, respectively (note 10)	342	321
Additional paid-in-capital (note 10)	60,351,625	57,848,953
Accumulated other comprehensive income	(1,743,430)	808,662
Accumulated deficit	(102,588,510)	(85,025,098)
Total shareholders’ deficiency	(43,979,973)	(26,367,162)
Total shareholders’ deficiency and liabilities	$81,734,573	$61,989,678

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2024	2023	2024	2023

Operating expenses (note 15)	$(3,434,359)	$(2,771,722)	$(11,372,104)	$(8,294,183)

Other income or gain (expense or loss)
Interest income	118,384	476,397	574,095	707,530
Change in derivative liabilities (note 10)	1,009,100	8,531,630	393,755	(488,357)
Loss on foreign exchange	(6,098)	(18,622)	(10,148)	(22,101)
(Loss) gain on FV of debentures (note 9)	(144,193)	2,450,968	(799,688)	2,256,437
Gain on debt settlement (note 6)	-	-	-	7,117,420
Gain on warrant settlement	-	-	-	214,714
Loss on FV of Silver Loan (note 9)	(2,109,601)	-	(2,109,601)	-
(Loss) gain on stream debentures (note 9)	(1,793,800)	-	737,200	-
Interest expense (note 7,8,9)	(1,851,810)	(2,293,643)	(6,112,413)	(5,006,692)
Financing costs (note 9)	(589,142)	170,771	(589,142)	(930,110)
Other (loss) income	-	(919)	694	23,520
Gain (loss) on debt modification (note 9)	1,308,062	-	1,308,062	(99,569)
Loss on debt settlement (note 9)	(109,539)	-	(312,864)	(491,643)
Loss on sale of equipment (note 5)	(924,820)	-	(924,820)	-
(Loss) income for the period pre tax	$(8,527,816)	$6,544,860	$(19,216,974)	$(5,013,034)
Deferred tax recovery (expense) (note 14)	448,844	903,000	1,653,562	(2,605,741)
(Loss) income for the period	$(8,078,972)	$7,447,860	$(17,563,412)	$(7,618,775)

Other comprehensive (loss) income, net of tax:
(Loss) gain on change in FV on own credit risk	(3,316,226)	68,738	(2,552,092)	502,335
Other comprehensive (loss) income	(3,316,226)	68,738	(2,552,092)	502,335
Comprehensive (loss) income	$(11,395,198)	$7,516,598	$(20,115,504)	$(7,116,440)

Net (loss) income per common share – basic	$(0.02)	$0.02	$(0.05)	$(0.03)
Net (loss) income per common share – fully diluted	$(0.02)	$0.01	$(0.05)	$(0.03)

Weighted average common shares – basic	343,347,981	303,974,814	337,207,656	266,313,125
Weighted average common shares – fully diluted	343,347,981	415,044,889	337,207,656	266,313,125

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
Operating activities
Net loss for the period	$(17,563,412)	$(7,618,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10, 11, 12)	1,235,843	1,131,965
Depreciation expense (note 4)	281,421	126,425
Change in fair value of derivative liabilities	(393,755)	488,357
Change in fair value of silver loan	2,109,601	-
Deferred tax (recovery) expense	(1,653,562)	2,605,741
Financing costs	98,493	-
(Gain) on warrant extinguishment	-	(214,714)
Units issued for services	-	111,971
Interest expense on lease liability (note 7)	43,395	5,384
Loss on sale of equipment (note 5)	924,820	-
Loss on debt settlement	312,864	491,643
Gain on stream debenture	(737,200)	-
(Gain) loss on debt modification	(1,308,062)	99,569
Accretion of liabilities (note 8 & 9)	4,548,881	2,597,487
Loss (gain) on fair value of debentures (note 9)	799,688	(2,256,437)
Gain on debt settlement	-	(7,117,420)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(154,350)	(113,184)
Accounts payable	381,631	(1,393,749)
Accrued liabilities	(50,932)	(101,498)
Interest payable	1,520,138	1,593,181
Net cash used in operating activities	(9,604,498)	(9,564,054)

Investing activities
Process plant	(19,714,783)	(5,818,688)
Mine development	(2,541,423)	(1,094,037)
Purchase of land	(309,861)	-
Purchase of machinery and equipment	(659,704)	(219,751)
Net cash used in investing activities	(23,225,771)	(7,132,476)

Financing activities
Proceeds from silver loan	18,577,443	-
Proceeds from stream obligation	-	46,000,000
Transaction costs stream obligation	-	(740,956)
Proceeds from issuance of special warrants	-	3,661,822
Proceeds from warrants exercise	-	837,459
Proceeds from promissory note	-	390,000
Repayment of bridge loan	-	(5,000,000)
Repayment of promissory notes	-	(654,315)
Lease payments	(469,329)	(145,090)
Net cash provided by financing activities	18,108,114	44,348,920
Net change in cash	(14,722,155)	27,652,390
Cash and restricted cash, beginning of period	26,578,596	7,184,105
Cash and restricted cash, end of period	$11,856,441	$34,836,495

Supplemental disclosures
Cash interest paid	$-	$322,708

Non-cash activities
Accounts payable, accrued liabilities, and promissory notes settled with special warrants issuance	$-	$874,198
Interest payable settled with common shares	$1,520,120	$2,039,282

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$11,856,441	$34,836,495
Less restricted cash	4,475,000	6,476,000
Cash end of period	$7,381,441	$28,360,495

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation	-	-	669,691	-	-	669,691
Shares issued for interest payable	18,444,707	18	1,832,984	-	-	1,833,002
Shares issued for RSUs vested	2,646,436	3	(3)	-	-	-
OCI	-	-	-	(2,552,092)	-	(2,552,092)
Net (loss) for the period	-	-	-	-	(17,563,412)	(17,563,412)
Balance, September 30, 2024	343,752,625	$342	$60,351,625	$(1,743,430)	$(102,588,510)	$(43,979,973)
Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)

Stock-based compensation			1,348,851	-	-	1,348,851
Compensation options			111,971	-	-	111,971
Shares issued for RSUs vested	5,767,218	6	(6)	-	-	-
Shares issued for interest payable	20,125,209	20	2,308,171	-	-	2,308,191
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	907,090
Special warrant shares issued for $0.15 CAD	51,633,727	52	7,425,325	-	-	7,425,377
OCI	-	-	-	502,335	-	502,335
Net (loss) for the period	-	-	-	-	(7,618,775)	(7,618,775)
Balance, September 30, 2023	317,444,482	$316	$57,262,905	$756,210	$(79,211,334)	$(21,191,903)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2024

(Expressed in United States Dollars)

1. Nature and Continuance of Operations

Bunker Hill Mining Corp. (“we”, “us”, “Bunker Hill”, or the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its head office is located at 300-1055 West Hastings Street, Vancouver, British Columbia, Canada,V6E 2E9. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho (“Bunker Hill Mine”).

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities, and is currently focused on the development and planned operations of the Bunker Hill Mine.

Bunker Hill holds a 100% interest in the historic Bunker Hill Mine located in the town of Kellogg, Idaho. The Bunker Hill Mine, which previously operated between 1885 and 1981 producing over 165 million ounces of silver and 5 million tons of base metals during that time.

We are currently focused on the construction of mill facilities and upgrades to the historic underground infrastructure as well as further delineating our mineral resources.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2023. The interim results for the periods ended September 30, 2024, are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	September 30,	December 31,
	2024	2023

Prepaid expenses and deposits	$529,955	$382,198
HST and interest receivable	157,955	121,621
Environment protection agency overpayment (note 8)	60,000	94,582
Total	$747,910	$598,401

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	September 30,	December 31,
	2024	2023

Equipment	$2,134,857	$1,460,375

Less accumulated depreciation	(662,088)	(513,714)
Equipment, net	$1,472,769	$946,661

The total depreciation expense relating to equipment during the three and nine months ended September 30, 2024, was $51,416 and $148,373, respectively. Compared to the three and nine months ended September 30, 2023, was $30,344 and $106,769, respectively.

Right-of-use asset consists of the following:

	September 30,	December 31,
	2024	2023

Right-of-use asset	698,860	670,808
Less accumulated depreciation	(178,834)	(45,786)
Right-of-use asset, net	$520,026	$625,022

The total depreciation expense during the three and nine months ended September 30, 2024, was $44,349 and $133,048, respectively. Compared to the three and nine months ended September 30, 2023, was $6,887 and $19,656 respectively.

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

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and is reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction should be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out and appears on the condensed interim consolidated balance sheets as a non-current asset in accordance with a purchase price allocation. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities is being captured and capitalized as components of the asset.

Process plant consists of the following:

	September 30,	December 31,
	2024	2023

Mill purchase, detailed engineering, and construction costs	48,061,975	17,219,063
Capitalized interest (note 9)	1,276,899	233,407
Disposal of Grinding Circuits	(984,820)	-
Process Plant	$48,354,054	$17,452,470

In August 2024, the Company sold a Grinding Circuit previously purchased from Teck Resource Limited as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining Grinding Circuits as assets held for sale and recognized a loss on sale of equipment of $616,547 on the condensed interim consolidated statement of loss and comprehensive loss.

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine in January 2022.

The carrying cost of the Bunker Hill Mine is comprised of the following:

	September 30,	December 31,
	2024	2023

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	5,029,262	2,722,889
Sale of mineral properties (note 9)	(1,973,840)	(1,973,840)
Land	202,000	202,000
Definition drilling	333,770	-
Bunker Hill Mine	$17,838,402	$15,198,259

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

7. Lease Liability

As of September 30, 2024, The Company’s undiscounted lease obligations consisted of the following:

	September 30,	December 31,
	2024	2023
Gross lease obligation – minimum lease payments
1 year	$29,423	$393,673
2- 3 years	-	73,588
4-5 years	-	-

Future interest expense on lease obligations	(1,972)	(41,927)
Total lease liability	27,451	425,334

Current lease liability	27,452	353,526
Non-current lease liability	-	71,808
Total lease liability	27,452	425,334

Interest expense for the three and nine months ended September 30, 2024, was $2,396 and $43,395, respectively. Compared to the three and nine months ended September 30, 2023, was $304 and $5,384, respectively.

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

As of September 30, 2024, the Company had two payment bonds of $9,999,000 and $7,000,000 in place to secure this liability (as of December 31, 2023, the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability). The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $4,475,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $4,475,000 of restricted cash shown within current assets as of September 30, 2024, compared to $6,476,000 as of December 31, 2023.

The financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

The Company recorded accretion expense on the liability of $508,712 and $1,441,373 for the three and nine months ended September 30, 2024, respectively, bringing the net liability to $11,015,513 (previously accrued interest of $154,743) as of September 30, 2024. The Company recorded accretion expense on the liability of $420,518 and $1,191,487 for the three and nine months ended September 30, 2023, respectively.

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of September 30, 2024, a prepaid expense of $60,000 (December 31, 2023: $94,582) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

9. Promissory Notes Payable, Convertible Debentures, and Silver Loan

Promissory Notes

On September 22, 2021, the Company issued a non-convertible promissory note of $2,500,000 bearing interest of 15% per annum and payable at maturity. Interest expense for the three and nine months ended September 30, 2024, was $nil and $nil respectively. Compared to $41,410 and $151,821 for the three and nine months ended September 30, 2023, respectively. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in Loss on debt modification in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income. A final principal payment of $1,599,569 was made during the year ended December 31, 2023.

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

The non-binding term sheet with SRSR outlined a $50,000,000 project financing package that the Company expected to fulfill the majority of its funding requirements to restart the Bunker Hill Mine. The term sheet consisted of an $8,000,000 royalty convertible debenture (the “RCD”), a $5,000,000 convertible debenture (the “CD1”), and a multi-metals stream of up to $37,000,000 (the “Stream”). The CD1 was subsequently increased to $6,000,000, increasing the project financing package to $51,000,000.

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

In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification.

The CD1 is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval.

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

In August 2024, the Company and Sprott agreed to amend the maturity date of CD2 from March 31, 2026, to March 31, 2029, and that CD2 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD2 should not be treated as an extinguishment of the CD2 and have therefore been accounted for as a modification.

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates using the binomial lattice methodology based on a Cox-Ross-Rubenstein (“CRR”) approach:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-23	03-31-26	7.50%	0.098	115%	8.41%	4.18%	18.89%
CD2 note	12-31-23	03-31-26	10.50%	0.098	115%	8.41%	4.18%	20.79%
CD1 note	03-31-24	03-31-26	7.50%	0.100	110%	10.07%	4.59%	20.77%
CD2 note	03-31-24	03-31-26	10.50%	0.100	110%	10.07%	4.59%	22.65%
CD1 note	06-30-24	03-31-26	7.50%	0.117	100%	13.61%	4.80%	24.13%
CD2 note	06-30-24	03-31-26	10.50%	0.117	100%	13.61%	4.80%	25.97%
CD1 note	09-30-24	03-31-28	7.50%	0.118	105%	8.05%	3.58%	17.76%
CD2 note	09-30-24	03-31-29	10.50%	0.118	125%	8.16%	3.58%	19.76%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.222 and CD2 is $0.215 as of September 30, 2024. The conversion price of the CD1 is $0.227 and CD2 is $0.219 as of December 31, 2023.

The resulting fair values of the CD1 and CD2 at September 30, 2024, and as of December 31, 2023, were as follows:

Instrument Description	September 30, 2024	December 31, 2023
CD1	$5,253,730	$5,244,757
CD2	13,329,073	13,458,570
Total	$18,582,803	$18,703,327

The (loss) gain on changes in FV of convertible debentures recognized on the condensed interim consolidated statements of (loss) income and comprehensive (loss) income during the three and nine months ended September 30, 2024, was ($144,493) and ($799,688), respectively, and $2,450,968 and $2,256,437 for the three and nine month ended September 30, 2023, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive (loss) income during the three and nine months ended September 30, 2024, was ($1,151,984) and ($387,850) respectively. Compared to three and nine months ended September 30, 2023, was $68,738, and $502,335, respectively. Interest expense for the three and nine months ended September 30, 2024, was $510,411 and $1,520,137, respectively. Compared to the three and nine months ended September 30, 2023, was $510,411 and $1,857,822, respectively. At September 30, 2024, interest of $510,411 ($510,411 at December 31, 2023) is included in interest payable on the condensed interim consolidated balance sheets. Interest is due on a quarterly basis. For the three and nine months ended September 30, 2024, the Company recognized $109,539 and $312,864, respectively, loss on debt settlement in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income, as a result of settling interest by issuance of shares. Compared to the three and nine months ended September 30, 2023, was $nil and $268,889, respectively.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was in compliance with all such covenants as of September 30, 2024.

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

The Company determined the effective interest rate of the Stream obligation to be 10.7% and recorded accretion expense on the liability of $830,292 and $3,107,508 for the three and nine months ended September 30, 2024, respectively ($1,321,000 and $1,406,000 for the three and nine months ended September 30, 2023) recognized in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income, accretion expense on the liability of $557,708 and $1,043,492 for the three and nine months ended September 30, 2024 ($nil and $nil for the three and nine months ended September 30, 2023) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and (loss) gain on revaluation of the liability of ($1,793,800) and $737,200 for the three and nine months ended September 30, 2024, respectively ($nil and $nil for the three and nine months ended September 30, 2023), bringing the liability to $54,551,800 as of September 30, 2024. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and commodity prices of 1.19 $/lb to 1.25 $/lb for zinc, 0.95 $/lb to 0.97 $/lb for lead, and 25.00 $/oz to $30.00 $/oz for silver.

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

On June 23, 2023, the Company repaid the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income. Interest expense for three and nine months ended September 30, 2024, was $nil and $nil respectively. Compared to the three and nine months ended September 30, 2023, was $nil and $346,550 respectively.

$21,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years. As of December 31, 2023, and September 30, 2024, the Company has not drawn on the facility. Any amounts drawn will bear interest of 10% per annum, payable annually in cash or capitalized until three years from closing of the Debt Facility at the Company’s election, and thereafter payable in cash only. The maturity date of any drawings under the Debt Facility is June 23, 2027. For every $5 million or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20 million. The Company determined that no recognition is required on the financial statements as of September 30, 2024, as no amount has been drawn from the facility.

On August 8, 2024, the Company and Sprott agreed to extend the maturity date of the debt facility from June 23, 2027, to June 30, 2030, and increased the interest payable from June 30, 2027, onwards from 10% to 15%.

Silver Loan

The Silver Loan is a loan in an amount of US dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches. On August 8, 2024, the Company closed the first tranche Silver Loan in the principal amount of US$16,422,039, being the number of US dollars equal to 609,805 ounces of silver. After deduction of financing costs and the first year interest, the Company received $13,225,005. The Silver Loan will be for a term of three years, secured against the Company’s assets and repayable in cash or silver ounces. The Silver Loan will bear interest at the rate of 15% per annum, payable in cash or silver ounces on the last day of each quarterly interest period. On September 25, 2024, the Company closed the second tranche Silver Loan in the principal amount of US$6,369,000, being the number of US dollars equal to 200,000 ounces of silver. After deduction of financing costs and the first year interest the Company received $5,352,438.

In connection with closing of the First Tranche, the Company issued a total of 1,280,591 Warrants to Monetary Metals & Co. (the “Tranche 1 Warrants”). The Tranche 1 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 1 Warrants will be C$0.16.

The Company determined that in accordance with ASC 815 Derivatives and Hedging, the Silver Loan will be valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. The BDT model models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk-adjusted rate
Tranche 1	Aug 8, 2024	Aug 8, 2027	15%	31.5%	3.86%	12.92%	16.78%
Tranche 2	Sep 25, 2024	Aug 8, 2027	15%	31.0%	3.49%	11.02%	14.51%
Tranche 1 & 2	Sep 30, 2024	Aug 8, 2027	15%	31.5%	3.59%	7.98%	11.57%

The resulting fair values of the Silver Loan at September 30, 2024, and as of the issuance dates, were as follows:

Reference	Sep 30, 2024	Sep 25, 2024	Aug 8, 2024
Silver Loan	$22,851,286	$21,821,611	$13,225,005

The (loss) on changes in FV of Silver Loan recognized on the condensed interim consolidated statements of (loss) income and comprehensive (loss) income during the three and nine months ended September 30, 2024, was ($2,109,601) and ($2,109,601), respectively, and $nil and $nil for the three and nine month ended September 30, 2023, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive (loss) income during the three and nine months ended September 30, 2024, was ($2,164,242) and ($2,164,242) respectively. Compared to three and nine months ended September 30, 2023, was $nil, and $nil, respectively.

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

In July 2024, the Company issued 4,653,409 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2024.

In August 2024, in connection with closing of the First Tranche, the Company issued 1,280,591 Warrants to Monetary Metals & Co. The Tranche 1 Warrants will be exercisable until August 8, 2027, at an exercise price of C$0.16.

In 2024, the Company has accounted for the warrants in accordance with ASC Topic 815. The warrants are considered derivative instruments as they were issued in a currency other than the Company’s functional currency of the U.S. dollar. The estimated fair value of warrants accounted for as liabilities was determined on the date of issue and marked to market at each financial reporting period. The change in fair value of the warrant is recorded in the condensed interim consolidated statements of (loss) income and comprehensive (loss) income as a gain or loss and is estimated using the Binomial model.

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at September 30, 2024 and December 31, 2023:

August 2024 warrants	September 30, 2024	Grant Date
Expected life	1,042 days	1,095 days
Volatility	100%	105%
Risk free interest rate	2.91%	3.25%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.16
Fair value	$92,115	$98,493
Change in derivative liability	$(6,378)

March 2023 warrants	September 30, 2024	December 31, 2023
Expected life	543 days	817 days
Volatility	24%	24%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$1,051,876	$281,085
Change in derivative liability	$770,791

April 2022 special warrants issuance	September 30, 2024	December 31, 2023
Expected life	183 days	457 days
Volatility	60%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$1	$546,592
Change in derivative liability	$(546,591)

April 2022 non-brokered issuance	September 30, 2024	December 31, 2023
Expected life	183 days	457 days
Volatility	60%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$1	$21,253
Change in derivative liability	$(21,252)

June 2022 issuance	September 30, 2024	December 31, 2023
Expected life	183 days	457 days
Volatility	60%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$1	$17,589
Change in derivative liability	$(17,588)

February 2021 issuance	September 30, 2024	December 31, 2023
Expected life	497 days	771 days
Volatility	85%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$198,474	$367,349
Change in derivative liability	$(168,875)

June 2019 issuance	September 30, 2024	December 31, 2023
Expected life	457 days	731 days
Volatility	85%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$67,374	$226,570
Change in derivative liability	$(159,196)

August 2019 issuance	September 30, 2024	December 31, 2023
Expected life	457 days	731 days
Volatility	85%	110%
Risk free interest rate	2.91%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.16	$0.11
Fair value	$103,545	$348,211
Change in derivative liability	$(244,666)

Outstanding warrants at September 30, 2024 and September 30, 2023 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Issued	51,633,727	0.15	0.05
Expired	(58,284,148)	0.50	0.27
Exercised	(10,416,667)	0.11	0.12
Balance, September 30, 2023	145,061,976	$0.37	$0.09

Balance, December 31, 2023	145,061,976	$0.37	$0.09

Issued	1,280,591	0.16	0.08
Balance, September 30, 2024	146,342,567	$0.37	$0.09

During the nine months ended September 30, 2023, 10,416,667 May 2022 Teck warrants were exercised.

During the nine months ended September 30, 2024, 1,280,591 August 2024 warrants were issued.

At September 30, 2024, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
August 8, 2027	0.16	1,280,591	1,280,591
		146,342,567	146,342,567

Compensation options

At September 30, 2024, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options (i)	2,070,258	0.15
Expired – August 2020 Compensation Options	(3,239,907)	0.35
Balance, September 30, 2023	4,301,150	0.24

Balance, December 31, 2023	4,301,150	0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, September 30, 2024	2,070,258	0.15

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026(i)	$0.15	2,070,258	$111,971
		2,070,258	$111,971

i)	Exercisable into one March 2023 Unit

Stock options

The following table summarizes the stock option activity during the nine months ended September 30, 2024, and September 30 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,320,636	$0.51
Expired, September 30, 2023	(200,000)	$0.60
Balance, September 30, 2023	9,120,636	$0.51

Balance, December 31, 2023	8,970,636	$0.52
Granted (i)	87,493	$0.16
Balance, September 30, 2024	9,058,129	$0.51

(i)	On August 1, 2024, the Company granted 87,493 Stock Options to a certain employee of the Company with all vesting on the first anniversary of the grant date.

The following table reflects the actual stock options issued and outstanding as of September 30, 2024:

			Number of
	Remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.60	0.07	1,575,000	1,575,000	435,069
0.335	0.08	1,037,977	1,037,977	204,213
0.55	0.55	5,957,659	5,957,659	1,536,764
0.15	3.15	400,000	300,000	37,387
0.16	4.40	87,493	-	7,242
		9,058,129	8,870,636	$2,220,675

The vesting of stock options during the three and nine months ending September 30, 2024, resulted in stock based compensation expense of $2,366 and $33,882, respectively ($27,725 and $120,865 for the three and nine months ending September 30, 2023, respectively).

11. Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the nine months ended September 30, 2024, and September 30, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2022	4,822,741	$0.22
Granted	10,844,993	0.23
Vested	(5,767,218)	0.24

Unvested as at September 30, 2023	9,900,516	$0.22

Unvested as at December 31, 2023	7,044,527	$0.24
Granted (i, ii)	9,720,403	0.11
Forfeited	(50,000)	0.50
Vested	(2,646,436)	0.23
Unvested as at September 30, 2024	14,068,494	$0.15

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $12,568 and $33,880, respectively, for the three and nine months ended September 30, 2024, which is included in operating expenses condensed interim consolidated statements of (loss) income and comprehensive (loss) income.

(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $113,568 and $248,122, respectively, for the three and nine months ended September 30, 2024, which is included in operating expenses condensed interim consolidated statements of (loss) income and comprehensive (loss) income.

The vesting of RSU’s during the three and nine months ending September 30, 2024, resulted in stock based compensation expense of $209,145 and $635,809 respectively ($271,021 and $865,745 for the three and nine months ending September 30, 2023, respectively).

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

The following table summarizes the DSU activity during the nine months ended September 30, 2024, and 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2022	2,710,000	$0.97
Granted	1,857,280	$0.23
Vested	(3,071,826)	$0.55
Unvested as at September 30, 2023	1,495,454	$0.90

Unvested as at December 31 2023	1,495,454	$0.90
Granted	1,907,840	$0.13
Vested	(3,403,294)	$0.66
Unvested as at September 30, 2024	-	$0.00

The vesting of DSU’s during the three and nine months ended September 30, 2024, resulted in stock based compensation expense of $14,379 and $566,152, respectively. The vesting of DSU’s during the three and nine months ending September 30, 2023, resulted in stock based compensation recover (expense) of $141,969 and ($145,355), respectively. The fair value of each DSU is $0.12 as of September 30, 2024, and $0.11 as of September 30, 2023.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of Acid Mine Drainage (“AMD”) in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is vigorously defending itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Bunker Hill Mine on December 15, 2021. The lawsuit is currently in the discovery phase, in which information is gathered and exchanged.

14. Deferred tax liability

The Company recorded income tax recovery of $448,884 and $1,653,562 for the three and nine months ended September 30, 2024, and incurred no income tax recovery or expense for the three and nine months ended September 30, 2023. The Company’s effective income tax rate for the first nine months of 2024 was 9.4% compared to 0.0% for the first nine months of 2023. The effective tax rate during the first nine months of 2024 rate differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets. The effective tax rate during the first nine months of 2023 differed from the statutory rate primarily due to changes in the valuation allowance established to offset net deferred tax assets.

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

15. Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2024	2023	2024	2023
Operating expenses
General administration expenses	$2,416,265	$1,974,519	$8,603,737	$5,782,103
Salaries, wages, and consulting fees	1,018,094	797,203	2,768,367	2,512,080
Total	3,434,359	2,771,722	11,372,104	8,294,183

16. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Consulting fees & wages	$319,462	$225,061	$1,147,063	$797,978

At September 30, 2024 and September 30, 2023, $122,084 and $nil, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

17. Subsequent Events

Warrant Issuance

On October 1, 2024, in connection with closing of the Second Tranche, the Company issued 400,000 Warrants to Monetary Metals & Co. The Tranche 2 Warrants will be exercisable until August 8, 2027, at an exercise price of C$0.16.

Share Issuance

On October 3, 2024, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2024.

On October 28, 2024, the Company issued 750,000 shares of common stock to satisfy C$120,000 owed to a former director as of September 30, 2024.

DSU Grant

On October 1, 2024, 337,475 DSU’s were granted to a director of the Company. The DSU award vest on October 1, 2025.

Export-Import Bank of the United States (“EXIM”) Direct Loan Program Letter of Interest

On October 28, 2024 the Company received a non-binding Letter of Interest from EXIM for a debt funding package of up to $150M with a loan term of up to 15 years. The funding, if and when secured following a full application process, would enable the Company to expedite the development of the 2500tpd Bunker 2.0 expansion project coincident with restarting the mine and strengthening the balance sheet.

Silver Loan

On November 6, 2024, the Company closed the third tranche of the Silver Loan in the principal amount of $6,321,112, being the number of US dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first-year interest the Company received $5,422,474.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three and nine months ended September 30, 2024, has been prepared based on information available to us as of November 7, 2024. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2023, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in U.S. dollars.

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

Overview and Outlook

Our primary focus is the development and restart of our 100% owned Bunker Hill Mine (the “Bunker Hill Mine”) in Kellogg, Idaho, USA. The Mine is the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company was incorporated for the initial purpose of mineral exploration at the Bunker Hill Mine. The Company has moved into the development stage concurrent with (i) purchasing the mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) advancing the construction of the facilities for a planned commencement of operations during the first half of 2025.

In May 2024, we initiated a mineral resource expansion and exploration diamond drilling program in support of the staged restart plan. The program includes 8,975 feet of core to be drilled from underground to further define and expand a portion of the existing resource that is in close proximity to where the initial mining will occur.

Current External Factors Impacting our Business

In 2022, the United States Geological Survey included zinc as a critical material as it is essential to the U.S. economy and national security, and because the domestic supply chain is vulnerable to disruption due to China’s supply dominance. Zinc uses range from metal products to rubber and medicines. About three-fourths of zinc used is consumed as metal, mainly as a coating to protect iron and steel from corrosion (galvanized metal), as alloying metal to make bronze and brass, as zinc-based die casting alloy, and as rolled zinc.

Due to the dominance of China over certain critical materials production, including zinc, the U.S. federal government is taking certain actions to support the domestic critical materials supply chain, including tax incentives and federal loan programs specifically designed to support critical materials producers, and to strengthen the defense industrial base with respect to critical minerals including zinc. During the first nine months of 2024, we have monitored the general U.S. political climate and actions taken by the U.S. government to secure domestic critical materials, including zinc, which is one of the materials in our Bunker Hill Mine deposit, along with silver and lead.

In addition, the impacts of the COVID-19 pandemic and other external influences (such as the Russia/Ukraine war and conflicts in the Middle East, including the Israel war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for critical and base metal materials. The Company monitors and participates in these initiatives as they are critical to the production of domestic defense and other technologies.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and nine months ended September 30, 2024, and September 30, 2023.

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue

During the three and nine months ended September 30, 2024, and 2023, respectively, we generated no revenue.

Expenses

During the three months ended September 30, 2024, and 2023, we reported total operating expenses of $3,434,359 and $2,771,722, respectively. The increase in total operating expenses was primarily due to an increase in the volume of transactions and head count associated with construction of the process plant commencing in the quarter.

During the nine months ended September 30, 2024, and 2023, we reported total operating expenses of $11,372,104 and $8,294,183, respectively. The increase in total operating expenses was primarily due to an increase in the volume of transactions and head count associated with construction of the process plant commencing in the nine months ended September 30, 2024.

Net loss and Comprehensive loss

We experienced a net loss of $8,078,972 for the three months ended September 30, 2024 (compared to net income of $7,447,860 for the three months ended September 30, 2023). In addition to the increase in operating expenses (as described above), net loss for the three months ended September 30, 2024, was impacted by an increase in financing costs of $759,913 and a loss on revaluation of the Silver Loan of $2,109,601 compared to $nil and $nil respectively for the three months ended September 30, 2023. The net loss in the 2024 quarter compared to net income for the 2023 quarter was due to a loss in derivative liability of $7,522,530 (gain of $1,009,100 for the three months ended September 30, 2024 compared to a gain of $8,531,630 for the three months ended September 30, 2023), which was driven by a proportionally smaller appreciation in the Company’s share price in the third quarter of 2024 relative to the third quarter of 2023. Additionally, a loss on fair value of the convertible debentures of $144,193 was recognized for the three months ended September 30, 2024, compared to a gain of $2,450,968 for the three months ended September 30, 2023. This 2024 loss on the fair value of the convertible debentures was partially offset by a gain resulting from the modification of the convertible debenture of $1,308,062 compared to $nil for the three months ended September 30, 2024 and 2023 respectively. The three month period ended September 30, 2024 included a $1,793,800 loss ($nil for the three months ended September 30, 2023) on the revaluation of the stream debenture due to updated key assumptions such as commodity prices. During the three months ended September 30, 2024, the Company incurred a loss of $924,820 from the sale of equipment ($nil for the three months ended September 30, 2023). Net loss for the three months ending September 30, 2024 included a deferred tax recovery of $448,844 compared to deferred tax recovery of $903,000 for the three months ended September 30, 2023.

We experienced a net loss of $17,563,412 for the nine months ended September 30, 2024 (compared to a net loss of $7,618,775 for the nine months ended September 30, 2023). In addition to the increase in operating expenses (as described above), net loss for the nine months ended September 30, 2024 was impacted by an increase in interest expense of $1,105,721 ($6,112,413 and $5,006,692 for the nine months ended September 30, 2024 and 2023 respectively), and $nil of gain on debt settlement for the nine months ended September 30, 2024 compared to $7,117,420 of gain on debt settlement relating to the conversion of the royalty convertible debenture into a royalty during the nine months ended September 30, 2023. A loss on fair value of the convertible debenture of $799,688 was recognized for the nine months ended September 30, 2024, compared to a gain of $2,256,437 for the nine months ended September 30, 2023. Additionally, the nine months ended September 30, 2024, includes $2,109,601 ($nil for the nine months ended September 30, 2023) loss on revaluation of the Silver Loan due to updated key assumptions such as commodity prices. During the nine months ended September 30, 2024, the Company incurred a loss of $924,820 from the sale of equipment ($nil for the nine months ended September 30, 2023). This was partially offset by a gain on in derivative liabilities of $393,755 in the 2024 period compared to a loss of $488,357 in the 2023 period (driven by the Company’s share price increasing during the first nine months of 2024 compared to a decrease in the first nine months of 2023) and a gain on debt modification of $1,308,062 for the nine months ended September 30, 2024 compared to a loss on debt modification of $99,569 for the nine months ended September 2023. Net loss for the nine months ending September 30, 2024, included a deferred tax recovery of $1,653,562 compared to deferred tax expense of $2,605,741 for the nine months ended September 30, 2023.

We had a comprehensive loss of $11,395,198 and $20,115,504 for the three and nine months ended September 30, 2024, respectively, compared to comprehensive income (loss) of $7,516,598 and $(7,116,440) for the three and nine months ended September 30, 2023, respectively. Comprehensive (loss) for the three and nine months ended September 30, 2024, is inclusive of a $(3,316,226) and $(2,552,092) loss on change in fair value on own credit risk compared to income of $68,738 and $502,335 for the three and nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

Current Assets and Total Assets

As of September 30, 2024, the Company had total current assets were $12,644,351, compared to total current assets of $27,176,997 at December 31, 2023 – a decrease of $14,532,646; and total assets of $81,734,573, compared to total assets of $61,989,678 at December 31, 2023 – a increase of $19,744,895. During the nine months ended September 30, 2024, our current assets decreased due to cash expenditures on the process plant, purchasing of equipment and additions to the Bunker Hill Mine. Total assets increased slightly as the increase in property plant and equipment was offset largely by the decrease in cash.

Current Liabilities and Total Liabilities

As of September 30, 2024, our total current liabilities of $23,484,810 and total liabilities of $125,714,546, compared to total current liabilities of $7,472,326 and total liabilities of $88,356,840 at December 31, 2023. Total liabilities increased because of the issuance of the silver loan, accretion on the stream debenture and the environmental protection agency payable as well as an increase in accounts payable and accruals due to timing of invoices and payments.

Working Capital and Shareholders’ Deficit

As of September 30, 2024, we had a working capital deficit of $10,840,459 and a shareholders’ deficiency of $43,979,973 compared to a working capital of $19,704,671 and a shareholders’ deficiency of $26,367,162 as of December 31, 2023. The working capital balance decreased during the nine months ended September 30, 2024, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine. The shareholders’ deficiency increased primarily due to the net loss in the nine months ended September 30, 2024.

In order to meet our funding needs, as discussed in Note 9 to the financial statements, we are in the process of securing a US dollar loan amount equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches. On August 8, 2024, we closed the first tranche of the Silver Loan in the principal amount of $16,422,039, being the number of US dollars equal to 609,805 ounces of silver. After deduction of financing costs and the first-year interest we received $13,225,005. On September 25, 2024, we closed the second tranche Silver Loan in the principal amount of $6,369,000, being the number of US dollars equal to 200,000 ounces of silver. After deduction of financing costs and the first-year interest we received $5,352,438. On November 6, 2024, we closed the third tranche of the Silver Loan in the principal amount of $6,321,112, being the number of US dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first-year interest the Company received $5,422,474. Subsequent tranches under the Silver Loan are expected to be completed in the fourth quarter of 2024. As also discussed in Note 9 to the financial statements, we have a $21,000,000 debt facility with Sprott which is available at our election for a period of 2 years, ending on June 23, 2027. As of September 30, 2024, we have not drawn on this facility.

We also plan to secure additional financial resources through potential equity financings and other strategic initiatives, including our EXIM direct loan application. Ultimately, if the Company is unable to secure sufficient additional financial resources, the Company may need to curtail or suspend its development or operations plans regarding the Bunker Hill Mine or other initiatives.

Cash Flow

During the nine months ended September 30, 2024, we had a net cash decrease of $14,722,155, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine offset by $18,108,114 of cash provided by financing activities relating to the issuance of the Silver Loan.

Subsequent Events

Warrant Issuance

On October 1, 2024, in connection with closing of the Second Tranche, the Company issued 400,000 Warrants to Monetary Metals & Co. The Tranche 2 Warrants will be exercisable until August 8, 2027, at an exercise price of C$0.16.

Share Issuance

On October 3, 2024, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2024.

On October 28, 2024, the Company issued 750,000 shares of common stock to satisfy C$120,000 owed to a former director as of September 30, 2024.

DSU Grant

On October 1, 2024, 337,475 DSU’s were granted to a director of the Company. The DSU award vests on October 1, 2025.

New Director

On October 1, 2024, the Company appointed Kelli Kast to its Board of Directors and Chair of its Governance and Nominations Committee.

Export-Import Bank of the United States (“EXIM”) Direct Loan Program Letter of Interest

On October 28, 2024 the Company received a non-binding Letter of Interest from EXIM for a debt funding package of up to $150M with a loan term of up to 15 years. The funding, if and when secured following a full application process, would enable the Company to expedite the development of the 2500tpd Bunker 2.0 expansion project coincident with restarting the mine and strengthening the balance sheet.

Silver Loan

On November 6, 2024, the Company closed the third tranche of the Silver Loan in the principal amount of $6,321,112, being the number of US dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first-year interest the Company received $5,422,474.

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

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per share of common stock, USD-CAD exchange rates, spot and futures prices of minerals, expected equity volatility, expected volatility in minerals prices, discount for lack of marketability, credit spread, expected mineral production over the life of the Bunker Hill Mine, and project risk/estimation risk factors.

The stream obligation inputs used to determine the future cash flows and effective interest for the amortized cost calculation include futures prices of minerals and expected mineral production over the life of the Bunker Hill Mine.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of September 30, 2024.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of September 30, 2024.

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

On July 28, 2021, a lawsuit was filed in the US District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of AMD in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief US District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss Crescent’s Cost Recovery claim under CERCLA Section 107(a), Declaratory Judgment, Tortious Interference, Trespass, Nuisance and Negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is vigorously defending itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp in the Sale and Purchase agreement executed between the companies for the Bunker Hill Mine on December 15, 2021.

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

The following table provides information for the three months ended September 30, 2024.

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	2	0	0	0	0	$294.00	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
4.1	Form of Bunker Hill Mining Corp. Non-Transferable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 14, 2024)
10.1‡*	Royalty Put Option Agreement, dated as of July 22, 2022, by and among Sprott Private Resource Streaming and Royalty (Collector), LP, the Company, and Silver Valley Metals Corp.
10.2‡	Secured Promissory Note Purchase Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., as borrower, and Monetary Metals Bond III LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2024)
10.3	Form of Secured Promissory Note, dated as of August 8, 2024, issued by Silver Valley Metals Corp., as borrower, for the benefit of Monetary Metals Bond III LLC, as holder (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 14, 2024)
10.4	Fifth Omnibus Amendment Agreement, dated as of August 8, 2024, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 14, 2024)
10.5	First Amendment to Loan Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., as borrower, Silver Valley Metals Corp., as guarantor, and the lenders and agent named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 14, 2024)
10.6‡	Amended and Restated Royalty Put Option Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and Sprott Private Resource Streaming and Royalty (US Collector), LP (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 14, 2024)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2024

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

