Form 10-K
period 2024-12-31
Bunker Hill Mining Corp.
filed 2025-03-28
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $39,640,443.

Number of shares of common stock outstanding as of March 28, 2025: 359,438,769

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Bunker Hill Mining Corp. (“Bunker Hill,” “BHMC,” “we,” “us,” “our” or the “Company”) is a U.S. domestic issuer for U.S. Securities and Exchange Commission (the “SEC”) purposes, it is required to report its financial results under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), and its shares of common stock trade on the TSX Venture Exchange (the “TSXV”) and the OTCQB Venture Market.

This Annual Report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, contains “forward-looking statements” within the meaning of the Securities Act (as defined below) and the Exchange Act (as defined below), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction and operation and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to achieve the full amount of funding support from Monetary Metals, Teck and Sprott under existing or pending agreements;
●	our ability to secure additional funding, including the March 2025 announced debt restructure and equity offering or the timing of any funding initiative;
●	our ability to secure capital in order to avoid a reorganization or other liquidation;
●	or any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine; and
●	our business, prospects, and overall strategy.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to, the following:

●	the sufficiency of existing cash resources to enable us to continue operations for the next 12 months as a going concern;
●	our lead concentrate offtake agreement may not be reached, which could result in less favorable commercial terms for the sale of concentrates;
●	we may not be able to secure or close offtake financing, which could have an adverse effect on the Company’s financial position and a negative impact the Company’s ability to secure additional funding from Sprott or an alternative capital provider;
●	we may not able to achieve our targeted production timeline for the Bunker Hill Mine which would increase the Company’s required capital needs through the completion of the project;
●	we may not be able to secure additional funding, which would impact our ability to commence operations or continue operations of the Bunker Hill Mine;
●	payment bonds securing the EPA cost recovery costs may not be renewed or not be renewable on acceptable terms;
●	the Company has a history of losses and expects to continue to incur losses in the future;
●	commodity price volatility could have dramatic effects on the results of our planned operations and the Company’s ability to execute its business plan;
●	the impact of potential new and/or increased tariffs and other trade restrictions on the global trade industry;
●	the Company’s development and production plans, and cost estimates, in its resource estimates may vary and/or not be achieved;
●	the Idaho Department of Environmental Quality (“IDEQ”) wastewater treatment costs payable by the Company are not controlled by the Company;
●	estimates of mineral reserves and resources are subject to evaluation uncertainties that could materially impact the Bunker Hill Mine project;
●	we are subject to significant governmental regulations that affect our current and planned operations;
●	our ability to obtain required permits and licenses to place our Bunker Hill Mine into production;
●	our activities are subject to environmental laws and regulations that may increase its costs of doing business and restrict its operations;
●	regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company’s business;
●	land reclamation requirements for the Company’s properties may be burdensome and expensive;
●	social and environmental activism may have an adverse effect on the reputation and financial condition of the Company or its relationship with the communities in which it operates;
●	metal prices are highly volatile and can impact our ability to profitably operate;
●	a shortage of equipment and supplies could adversely affect our ability to operate its business;
●	joint ventures and other partnerships, including offtake arrangements, may expose the Company to risks;
●	the Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage its growth effectively could have a material adverse effect on our business and financial condition.;

●	title to the Company’s properties may be subject to other claims that could affect its property rights and claims;
●	the Company may be unable to secure surface access or purchase required surface rights;
●	the Company’s properties and operations are subject to litigation claims, including the current Crescent Mine litigation;
●	the Company’s operations are dependent on information technology systems that may be subject to network disruptions or cyber-attacks;
●	the Company’s common stock is thinly traded and the price can be volatile and as a result, investors could lose all or part of their investment;
●	the Company’s common stock is currently deemed a “penny stock,” which may make it more difficult for investors to sell their shares;
●	investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of common stock if the Company issues additional employee, director, or consultant stock options or other stock-based compensation or if the Company sells additional shares of common stock and/or warrants to finance its operations;
●	the issuance of additional shares of common stock may negatively impact the trading price of the Company’s securities;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of all the risk factors that may affect our forward-looking statements.

Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Annual Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the SEC and with the Canadian securities regulatory authorities. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

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

Cautionary Note to U.S. Residents Concerning Disclosure of Mineral Resources

Certain prior regulatory filings made in Canada contain or incorporate by reference therein certain disclosure that satisfies the additional requirements of Canadian securities laws, which differ from the requirements of U.S. securities laws. Prior resource estimates included in those Canadian filings, and in the documents incorporated by reference therein, had been prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) classification system. NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects.

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

Mineralization described using these terms has a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of a “measured mineral resource,” “indicated mineral resource” or “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

PART I

ITEM 1. BUSINESS

Our Business

Bunker Hill Mining Corp. was incorporated under the laws of Nevada in 2007 under its former name Lincoln Mining Corp. We have one wholly owned subsidiary, Silver Valley Metals Corp. Our business address is 1009 McKinley Ave, Kellogg, ID 83837, USA. The telephone number for our office is +1 604 417 7952. We maintain a corporate website at https://bunkerhillmining.com.

Overview

The Company’s focus is the development and restart of its 100% owned flagship asset, the Bunker Hill mine (the “Bunker Hill Mine” or the “Mine”) in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, historically producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company was incorporated for the purpose of mineral exploration at the Bunker Hill Mine. The Company has moved into the development stage concurrent with (i) purchasing the mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) advancing the construction of the facilities. Subject to securing additional financing discussed in Item 7, “Subsequent Events” operations are planned to commence in 2026.

2024 Developments

Project Development

During the course of 2024 the Wardner operating yard, the base for Bunker Hill’s future mining operations, continued to undergo significant change as new offices were installed and major earthworks were undertaken to create the footprint for the operating set-up. Underground, rehabilitation continued to upgrade the historic infrastructure for modern active mining and as part of this a 400hp primary ventilation fan was installed – complete with automatic air doors – and major work was undertaken to reinforce the decline as it goes through the Cate Fault area (the one major fault high in the Mine). In parallel with this activity, the Underground (“UG”) team continued to build up its fleet of heavy mobile equipment.

In the main Kellogg yard, construction of the Process Plant advanced significantly with the Plant building structurally complete by year-end. Several remaining pieces of key equipment are still to be placed with the majority of the remaining work spanning electrical and piping installation. The Filter Plant also got underway and at year-end had complete foundations and a fully erected main Filter Feed Tank. During the quarter ended December 31, 2024 Avista Utilities installed the main power feed from the Kellogg substation to the yard to ensure the electrical infrastructure is set-up for the significant power draw that will come with restart. Throughout 2024 refurbishment of Pend Oreille and other used mill equipment advanced as did procurement such that both areas were essentially complete by year ended December 31, 2024.

Financial Instruments in 2024

On August 8, 2024, the Company and its subsidiary Silver Valley Metals Corp. (formerly American Zinc Corp.) (“Silver Valley”) entered into a secured promissory note purchase agreement with Monetary Metals Bond III LLC (“Monetary Metals”), a Delaware limited liability company established by Monetary Metals & Co., pursuant to which Monetary Metals agreed to purchase, and Silver Valley agreed to issue and sell to Monetary Metals, a secured promissory note (the “Note”) in a private placement. Pursuant to the Note, Monetary Metals agreed to loan to Silver Valley, in one or more tranches, up to an aggregate principal amount of U.S. dollars equal to 1.2 million ounces of silver (the “Silver Loan”). On August 8, 2024, the Company closed the first tranche of the Silver Loan in the principal amount of $16,422,039, being the number of U.S. dollars equal to 609,805 ounces of silver. After deduction of financing costs and the first-year interest, the Company received $13,225,005. The Silver Loan is for a term of three years, secured against the Company’s assets and repayable in cash or silver ounces. The Silver Loan bears interest at the rate of 15% per annum, payable in cash or silver ounces on the last day of each quarterly interest period. On September 25, 2024, the Company closed the second tranche Silver Loan in the principal amount of $6,369,000, being the number of U.S. dollars equal to 200,000 ounces of silver. After deduction of financing costs and the first-year interest the Company received $5,352,438. On November 6, 2024, the Company closed the third tranche Silver Loan in the principal amount of $6,321,112, being the number of U.S. dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first-year interest the Company received $5,422,474. On November 8, 2024, the Company closed the fourth tranche Silver Loan in the principal amount of $1,250,000, being the number of U.S. dollars equal to 39,620 ounces of silver. After deduction of financing costs and the first-year interest the Company received $1,076,563. On December 30, 2024, the Company closed the fifth tranche Silver Loan in the principal amount of $1,478,847, being the number of U.S. dollars equal to 50,198 ounces of silver. After deduction of financing costs and the first-year interest the Company received $1,201,781.

A series of related transactions also took place concurrently with closing of the Silver Loan in August 2024 to amend certain terms of the existing financing package with Sprott Private Resource Streaming & Royalty Corp. (“Sprott”). Firstly, the maturity dates of the series 1 convertible debentures and series 2 convertible debentures (together, the “Debentures”) previously issued by the Company to Sprott were extended from March 31, 2026 to March 31, 2028 and March 31, 2029, respectively. Additionally, the termination date of the royalty put option (the “Royalty Put Option”) previously granted by the Company to Sprott was amended from the later of the payment in full of the Debentures and the exercise of the Royalty Put Option, to the later of the payment in full of the Debentures and March 31, 2029. The Company also amended certain terms of the existing loan agreement (the “Sprott Loan”) dated as of June 23, 2023, by and among (i) the Company, (ii) Silver Valley, and (iii) Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resources Streaming and Royalty Annex (US Collector), LP (collectively, the “Sprott Lenders”) to extend the maturity date of the Sprott Loan from June 30, 2027 to June 30, 2030 and increase the interest payable from June 30, 2027 onwards from 10% to 15%.

As consideration for advancing the Silver Loan, the Company agreed to issue to Monetary Metals, subject to prior TSXV approval, non-transferable bonus share purchase warrants (the “Bonus Warrants”) in one or more tranches. The number of Bonus Warrants issued in each tranche will be equal to (a) in connection with the first tranche, two times the number of ounces of silver advanced by Monetary Metals under the first tranche (the “Base Warrants”) and a bonus ratchet of (i) 2.5% of the Base Warrants if at least 500,000 and up to 599,999 silver ounces are advanced, (ii) 5.0% of the Base Warrants if up at least 600,000 and up to 699,999 silver ounces are advanced, (iii) 10.0% of the Base Warrants if at least 700,000 and up to 799,999 silver ounces are advanced, and (iv) 15.0% of the Base Warrants if at least 800,000 silver ounces are advanced; and (b) in connection with any additional tranches, two times the number of ounces of silver advanced under such tranche. In any event, the number of Bonus Warrants issuable to Monetary Metals is subject to a cap of 3,000,000 Bonus Warrants.

On December 12, 2024, the Company drew $5,000,000 on the Sprott debt facility. As consideration for Sprott advancing the facility, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

Project Forecast Update (December 2024)

On December 13, 2024, the Company announced that the Bunker Hill Mine restart project underwent a strategic review resulting in an updated timeline and capital requirements. Pursuant to this review, the Company updated its forecast for a total restart expenditure (excluding working capital) of $103 million, up from the previously forecasted $67 million and the $56 million in the 2022 Pre-Feasibility Study (the “PFS”), with the restart project anticipated to be delayed by up to four months. To provide sufficient project financing for the ongoing development of the Bunker Hill Mine, the Company announced its intention to draw down in tranches on the $21 million standby facility (the “Standby Facility”) provided by Sprott and finalize the ongoing discussions with its strategic partners for potential offtake or similar financing for an additional $30 million.

On December 19, 2024, the Company drew $5,000,000 on the Standby Facility. As consideration for Sprott advancing the facility, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

Company History

In early 2020, a management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, it announced a project finance package with Sprott, an amended Settlement Agreement with the U.S. Environmental Protection Agency (the “EPA”), and the purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine.

Lease and Purchase of the Bunker Hill Mine

Prior to purchasing the Mine in January 2022, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was dated August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

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

EPA 2018 Settlement Agreement & 2021 Amended EPA Settlement Agreement

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

In December 2021, the Company entered into an amended Settlement Agreement (the “Amendment”) between the Company, Idaho Department of Environmental Quality, U.S. Department of Justice (the “DOJ”) and the EPA modifying the payment schedule and terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the mine, the remaining payments of the EPA cost recovery liability were assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of the amendment, which was made.

Pursuant to the December 2021 Agreement, the remaining $17,000,000 would be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The changes in payment terms and schedule were contingent upon the Company securing financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000, corresponding to the Company’s cost recovery obligations to be paid in 2024 through 2029 as outlined above. In June 2022, the Company was successful in obtaining financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made.

In December 2024, the Company made the second payment under the 2021 Amended Settlement Agreement in the amount of $3,000,000. As a result, the remainder of the payment obligation is $14,000,000. As of December 31, 2024, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability. As of January 20, 2025 the collateral for the payment bonds are comprised of $2,975,000 letter of credits and land pledged by third parties, with whom the Company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election).

2023 Financings

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants previously issued in a private placement to Teck Resources Limited (“Teck”) on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille processing plant. The warrant entitled the holder to purchase one share of common stock of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of $837,459 (C$1,145,834) to the Company.

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

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The Bridge Loan was repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 debentures to March 31, 2026, when the full $6 million and $15 million, respectively, will become due.

During 2023 a subsidiary of Teck exercised its option for a minimum 5-year, 100% offtake of Bunker Hill’s zinc and lead concentrates at its smelter in Trail, British Columbia, ensuring a long-term, sustainable revenue source.

Process Plant Purchase

On May 13, 2022, the Company completed the purchase of a comprehensive package of equipment and parts inventory from Teck’s Pend Oreille site (the “Process Plant”) in eastern Washington State. The package comprised substantially all processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at Bunker Hill, and nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

Business Operations

The Mine is a zinc-lead-silver mine. When in production, the Company intends to mill polymetallic mineralizaton on-site to produce both zinc and lead-silver concentrates which will then be shipped to Teck’s Trail smelter for processing as per the underlying off-take agreement.

Infrastructure

The Mine includes all mining rights and claims, surface rights, fee parcels, mineral interests, easements, existing infrastructure at Milo Gulch, and the majority of machinery and buildings at the Kellogg Tunnel portal level, as well as all equipment and infrastructure underground at the Bunker Hill Mine Complex. It also includes all current and historic data relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the Mine site or any other location. For further detail, please refer to the “Project Infrastructure” section in Item 2 below.

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

It will be necessary to obtain one additional operations permit, the air quality permit, from the IDEQ prior to commencement of mine operations. As the air quality permit is required for operations, there can be no assurance that the Company will be able to obtain it in a timely manner or at all. For further detail, please refer to the “Environmental Studies and Permitting” section of the “Technical Report Summary” in Item 2 below.

Property Description

The Company has mineral rights to 440 patented mining claims covering over 5,700 acres. Of these claims, 35 include surface ownership of approximately 259 acres. It also has certain parcels of fee property which include mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

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

Employees

The Company had forty full time employees as of December 31, 2024. The balance of the Company’s operations is comprised of contracted labor and consultants.

Available Information

We make available, free of charge, on or through our Internet website, at www.bunkerhillmining.com, our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this Annual Report.

Our reports and other information can be inspected on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s reports which are filed on SEDAR+ can be found under the Company’s SEDAR+ profile at www.sedarplus.ca.

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

General Risk Factors

There is substantial doubt about our ability to continue as a going concern.

To date, the Company has earned no revenue from operations and has an accumulated deficit of $110,366,721 as of December 31, 2024. In addition, the Company has limited financial resources. As of December 31, 2024, the Company had cash and equivalents of $3,786,277 (excluding $4,474,000 of restricted cash) and a working capital deficit of $20,311,773. Continuation as a going concern is dependent upon achieving future financing or strategic transactions, including but not limited to a possible debt funding package from the Export-Import Bank of the United States (“EXIM”), a restructuring of the Company’s outstanding debt alongside an equity financing and new standby facility. However, there is no assurance that the Company will be able to successfully complete these financing and/or strategic transactions. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, if the Company is unable to secure sufficient additional financial resources, the Company may need to curtail or suspend its development or operations plans regarding the Bunker Hill Mine. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Such adjustments could be material.

The Company’s consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying Financial Statements.

The Company’s planned debt restructure and equity financing may not be finalized, or timely finalized, which could lead to the Company being required to cease development activities and place the Mine on care and maintenance or require the Company to enter reorganization and/or liquidation proceedings.

The Company plans to restructure its debt, raise equity and/or engage in other restructuring/financing activities. If these financing efforts are delayed or are not successful, there is risk that, among other things:

●	third parties lose confidence in our ability to execute on the Company’s business strategy;
●	it may become more difficult to attract, retain or replace key employees, and the Company’s employees could be distracted from performance of their duties or more easily attracted to other career opportunities;
●	the Company could lose some or a significant portion of its liquidity, as a result of, among other things, stricter credit terms from suppliers, the commencement of reorganization, bankruptcy or insolvency proceedings or the inability to provide adequate protection to our secured lenders to permit us to access some or all of our cash; and
●	the Company’s suppliers, vendors and service providers and applicable regulatory authorities could seek to renegotiate the terms of the Company’s arrangements, terminate their relationship with the Company or require financial assurances from the Company.

Additionally, in accordance with the TSX-V policies, the approval of the Company’s stockholders will be required with respect to any Control Person (as defined in the TSX-V policies) with over 20% ownership in the Company as a result of these equity/debt financing transactions. In lieu of a special meeting of its stockholders, the Company intends to obtain the written consent of disinterested stockholders holding more than 50% of the current issued and outstanding Common Shares, which stockholder consent will exclude any votes held by a Control Person (each as defined in the TSX-V policies). There can be no assurance that this stockholder consent will be successfully obtained upon the completion of these equity/debt financing transactions.

The Bunker Hill Mine restart has been delayed to 2026. Further changes to this timeline, or other factors impacting the restart project budget, will increase the Company’s required capital needs through the completion of the project, which would adversely affect the Company’s ability to secure additional funding, thereby adversely affecting its financial condition.

On December 13, 2024 the Company announced that the Bunker Hill Mine restart project underwent a strategic review resulting in an updated timeline and capital requirements. Pursuant to this review, the Company now forecasts a total restart expenditure (excluding working capital) of $103,000,000, up from the previously forecasted $67,000,000 and $56,000,000 in the PFS, with the restart project anticipated to be delayed by up to four months. To provide sufficient project financing for the ongoing development of the Bunker Hill Mine, the Company has been drawing down in tranches on the Standby Facility provided by Sprott and seeking to finalize the ongoing discussions with its strategic partners for potential offtake or similar financing for up to an additional $40,000,000.

However, the estimated timing of the Bunker Hill Mine restart is subject to change further based on factors beyond the Company’s control, including but not limited to supply chain dynamics. In addition, the Company’s pre-production budget estimates are subject to change further based on factors beyond its control, including but not limited to cost inflation and supply chain dynamics. Any further increase in the Company’s pre-production budget estimates could have a materially adverse impact on the Company’s ability to secure additional financing. This could have a material adverse effect on the Company’s financial condition, results of operations, or prospects. Sales of substantial amounts of securities will have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of Company common stock in the public markets, or the potential for such sales, could decrease the trading price of the common stock and could impair the Company’s ability to raise capital through future sales of common stock. The Company is a pre-production development company, and has not yet commenced commercial production and, therefore, has not generated positive cash flows and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to possibly seek additional sources of capital. There is no assurance that additional capital will be available or sufficient to meet the Company’s requirements, or if available, upon terms acceptable to the Company. There is no assurance that the Company will be able to continue to raise equity capital, secure additional debt financing, or secure other financing. As a result the Company may not be able to timely continue its development plans or continue as a going concern.

Payment bonds securing $14,000,000 due by the Company to the EPA for cost recovery may not be renewable or may only be renewable on terms that are unfavorable to the Company, which would adversely affect its financial condition or cause a default under the revised settlement agreement with the EPA and Sprott.

In 2022, the Company secured financial assurance in the form of payment bonds in accordance with the revised settlement agreement with the EPA, in relation to $14,000,000 of payments due to the EPA for cost recovery between 2025 and 2029. These bonds are renewed annually, and as of December 31, 2024, require $4,475,000 of collateral in the form of letters of credit. To the extent that the parties providing the payment bonds demand additional collateral beyond the current requirements, or other unfavorable terms or conditions, the Company may not be able to renew the payment bonds on favorable conditions, or at all. This could have a materially adverse impact on the Company, including a potential default under the revised settlement agreement with the EPA.

The Company has no recent operating history on which to base an evaluation of its business and prospects.

Since its inception, the Company has had no revenue from operations. The Company has no history of producing concentrates from the Bunker Hill Mine. The Mine is a historic, past producing mine with limited exploration work since its closure in 1981. Advancing the Mine through the development stage will require significant capital and time, and successful commercial production from the Mine will be subject to completing the requisite studies, permitting and re-commissioning, constructing a processing plant, and completing other related works and infrastructure. As a result, the Company is subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

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

The costs, timing, and complexities of exploration, development, and construction activities may be increased by the location of the Company’s properties and demand by other mineral exploration and mining companies. It is common in exploration programs to experience unexpected problems and delays during drill programs and, if commenced, development, construction, and mine start-up. In addition, the Company’s management and workforce will need to be expanded, and support systems for its workforce will have to be established. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, the Company’s activities may not result in profitable mining operations, and it may not succeed in establishing mining operations or profitably producing base metal concentrates at any of its current or future properties, including the Mine.

The Company has a history of losses and expects to continue to incur losses in the future.

The Company has incurred losses since inception, has had negative cash flow from operating activities, and expects to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$15,649,142 for the year ended December 31, 2024;
●	$11,600,574 for the year ended December 31, 2023; and
●	$16,487,161 for the year ended December 31, 2022.

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

Government actions, such as tariffs and/or foreign policy actions could adversely and unexpectedly impact the Company’s business.

As a result of the 2024 United States federal election, there is an increased risk that the United States could implement new and/or increased tariffs and other trade restrictions on all exports to the United States or that other counties could implement reciprocal measures on imports from the United States. The extent of such measures and their impact is unknown, and there is a risk that they could have a significant effect on the Company’s financial performance and/or business outlook.

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

Exploration for and the production of minerals is highly speculative and involves much greater risk than many other businesses. Most exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. The Company’s operations are, and any future development or mining operations the Company may conduct will be, subject to all of the operating hazards and risks normally incidental to exploring for and development of mineral properties, including, but not limited to:

●	economically insufficient mineralized material;
●	fluctuation in production costs that make mining uneconomical;
●	labor disputes;
●	unanticipated variations in grade and other geologic uncertainties;
●	environmental hazards;
●	water conditions;
●	difficult surface or underground conditions;
●	industrial accidents;
●	metallurgic and other processing problems;
●	mechanical and equipment performance problems;
●	failure of dams, stockpiles, wastewater transportation systems, or impoundments;
●	unusual or unexpected rock formations; and
●	personal injury, fire, flooding, cave-ins and landslides.

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

The price of commodities varies on a daily basis. The Company’s future revenues, if any, will be derived from the extraction and sale of base and precious metals. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond the Company’s control, including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of the Company’s business, could negatively affect its ability to secure financing or its results of operations.

The Company’s development and production plans, and cost estimates, in the Technical Report Summary may vary and/or not be achieved.

There is no certainty that the results in the Technical Report Summary (as defined below) will be realized. The decision to implement the Mine restart scenario to be included in the Technical Report Summary was not based on a feasibility study of mineral reserves demonstrating economic and technical viability, and therefore there is increased risk that the Technical Report Summary results will not be realized. If the Company is unable to achieve the results in the Technical Report Summary, it may have a material negative impact on the Company, and its capital investment to implement the restart scenario may be lost.

Costs charged to the Company by the Idaho Department of Environmental Quality (“IDEQ”) for treatment of wastewater fluctuate a great deal and are not within the Company’s control.

The Company is billed annually for water treatment activities performed by the IDEQ on behalf of the EPA who is the owner of the water treatment plant. The water treatment costs that the Company is billed for are partially related to the EPA’s direct cost of treating the water emanating from the Bunker Hill Mine, which are comprised of lime and flocculant usage, electricity consumption, maintenance and repair, labor and some overhead. Rate of discharge of effluent from the Bunker Hill Mine is largely dependent on the level of precipitation within a given year and how close in the calendar year the Company is to the spring run-off. Increases in water infiltrations and gravity flows within the mine generally increase after winter and result in a peak discharge rate in May. Increases in gravity flow and consequently the rate of water discharged by the mine have a robust correlation with metals concentrations and consequently metal loads of effluent.

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

The EPA has completed significant upgrades to the water treatment capabilities of the CTP and the plant is now capable of producing treated water that can meet a much higher discharge standard (which Bunker Hill has been satisfying since May 2023). While it was understood that improved performance capability would increase the cost of operating the plant, it was unclear to the EPA, and consequently to Bunker Hill, how much the costs would increase by.

These elements described above, and others, impact the direct costs of water treatment. A significant portion of the total amount invoiced by the EPA each year is indirect cost that is determined as a percentage of the direct cost. Each year the indirect costs percentage changes within each region of the EPA. Bunker Hill has no ability to impact the percentage of indirect cost that is set by the EPA regional office and has no advance notice of what the percentage of indirect cost will be until it receives an invoice in June of the year following the billing period. The Company remains unable to estimate EPA billings to a high degree of accuracy.

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

As the Company has not commenced actual production, mineral resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by future feasibility studies and drill results. Minerals recovered in small-scale tests may not be duplicated in large-scale tests under on-site conditions or on a production scale.

The Company’s exploration activities may not be commercially successful, which could lead the Company to abandon its plans to develop the Mine and its investments in exploration.

The Company’s long-term success depends on its ability to expand the known mineralization and/or identify new mineral zones or deposits on the Mine and other properties the Company may acquire, if any, that the Company can then develop into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of commodity exploration is determined in part by the following factors:

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

The Company’s current and future operations, including exploration and development of the Mine, do and will require permits from governmental authorities and will be governed by laws and regulations, including:

●	laws and regulations governing mineral concession acquisition, prospecting, development, mining, and production;
●	laws and regulations related to exports, taxes, and fees;
●	labor standards and regulations related to occupational health and mine safety; and
●	environmental standards and regulations related to waste disposal, toxic substances, land use reclamation, and environmental protection.

Specifically, it will be necessary to obtain the following environmental permit or approved plan prior to commencement of mine operations:

●	Air quality operating permit

It may be necessary to obtain the following environmental permit or approved plan prior to commencement of mine operations:

●	Reclamation and closure plan

If a reclamation and closure plan is required, there can be no assurance that the Company will be able to obtain it in a timely manner or at all.

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

Environmental hazards unknown to the Company, which have been caused by previous owners or operators of the Mine, may exist on the properties in which the Company holds an interest. Many of the properties in which the Company has ownership rights are located within the Coeur d’Alene Mining District, which is currently the site of a Federal Superfund cleanup project. It is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise.

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

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than those of the Company, the Company may be unable to acquire additional properties or obtain financing on terms it considers acceptable. The Company also competes with other mining companies in the recruitment and retention of qualified managerial and technical employees. If the Company is unable to successfully compete for qualified employees, its exploration and development programs may be slowed down or suspended. The Company competes for capital with other companies that produce its planned commercial products. If the Company is unable to raise sufficient capital, its exploration and development programs may be jeopardized or it may not be able to acquire, develop, or operate additional mining projects.

Metal prices are highly volatile. If a profitable market for its metals does not exist, the Company may have to cease operations.

Mineral prices are highly volatile and are affected by numerous international economic and political factors over which the Company has no control. The Company’s long-term success is highly dependent upon the price of silver, lead and zinc, as the economic feasibility of any ore body discovered on its current property, or on other properties the Company may acquire in the future, would, in large part, be determined by the prevailing market price of the minerals. If a profitable market does not exist, the Company may have to cease operations.

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

The Company may enter into joint ventures, partnership arrangements, or offtake agreements with other parties in relation to the exploration, development, and production of the properties in which the Company has an interest. Specifically the Company has offtake and strategic relationships with Sprott, Teck, and Monetary Metals. Any failures of these or future other companies to meet their obligations to the Company or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the Company, the development and production at its properties, including the Mine, and on future joint ventures, if any, or their properties, and therefore could have a material adverse effect on its results of operations, financial performance, cash flows and the price of its common stock.

The Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage its growth effectively could have a material adverse effect on its business and financial condition.

The success of the Company is currently largely dependent on the performance of its officers and directors. The loss of the services of any of these people could have a materially adverse effect on the Company’s business and prospects. There is no assurance the Company can maintain the services of its officers, directors, or other qualified personnel required to operate its business. As the Company’s business activity grows, the Company will require additional key financial, administrative and mining personnel as well as additional operations staff. The Mine is located in an area active in mining activities, and we compete with other companies for personnel and talent. There can be no assurance that these efforts will be successful in attracting, training and retaining qualified personnel as competition for people with these skill sets increase. If the Company is not successful in attracting, training and retaining qualified personnel, the efficiency of its operations could be impaired, which could have an adverse impact on the Company’s operations and financial condition.

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

The Company’s properties are currently all located in the U.S. and while most costs associated with these properties are paid in U.S. dollars, a significant amount of its administrative expenses are payable in Canadian dollars. There can be significant swings in the exchange rate between the U.S. dollar and the Canadian dollar. Recent developments in U.S. and Canadian trade and tariff discussions have created an environment that can and has affected the currency exchange. There are no plans at this time to hedge against any exchange rate fluctuations in currencies.

Title to the Company’s properties may be subject to other claims that could affect its property rights and claims.

There are risks that title to the Company’s properties may be challenged or impugned. The Mine is located in Northern Idaho a historic mining district and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects.

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

The Company is currently engaged in a legal dispute with Crescent Mining. See Item 3: Legal Proceedings for further information. It is uncertain the outcome or impact of the litigation on the Company’s financial condition or ability to operate in the area of dispute.

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

The Company may be unable to purchase additional mining properties.

If the Company loses or abandons its interests in its mineral properties, or plans further property acquisition as part of its business plan, there is no assurance that it will be able to acquire another mineral property of merit. There is also no guarantee that the Company will be able to obtain necessary capital to acquire any additional properties, whether by way of an option or otherwise, should the Company wish to acquire any additional properties.

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

Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that the Company will not incur such losses in the future. The Company’s risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities. In late 2024, the Company retained a third party cyber assessment firm to complete an audit and make recommendations for updates to the Company’s IT system and related policies and procedures.

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

Risks Related to the Company’s Common Stock

The Company’s common stock price is historically volatile and trading volume changes rapidly, as a result, investors could lose all or part of their investment.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, exclusive of their principal residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade its securities. The Company believes that the penny stock rules may discourage investor interest in and limit the marketability of its common stock.

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

The Company’s common stock could be influenced by research and reports that industry or securities analysts may publish.

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

As part of our cybersecurity risk management strategy, we periodically engage with consultants, auditors, and other third parties to help identify areas for continued focus, improvement, and compliance. During the year ended December 2024 we engaged a third party firm to perform a cybersecurity audit. Their findings and considerations were reported to the executive team and the board of directors, and an implementation plan is being crafted. The report did not identify any risks that are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. We also incorporate cybersecurity risk management considerations in our processes for selecting, evaluating, and overseeing third-party providers.

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

Our cybersecurity risk management and strategy processes are led by the Company’s Chief Financial Officer (CFO). Such individual has over 20 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.

ITEM 2. PROPERTIES

The Company’s focus is the development and restart of its 100% owned flagship asset, the Bunker Hill Mine, in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, historically producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Bunker Hill Mine

History

Initial discovery and development of the Mine property began in 1885, and from that time until the Mine closed in 1981 it produced over 35.8 million tons of ore at an average mined grade of 8.76% lead, 4.52 ounces per ton silver, and 3.67% zinc, which represented 162Moz of silver, 3.16M lbs. of lead and 1.35M lbs. of zinc (Bunker Limited Partnership, 1985). Throughout the 95-year operating history, there were over 40 different lead-silver-zinc orebodies discovered and mined. Although known for its significant lead and zinc production, 45-50% of the Net Smelter Value of its historical production came from its silver. The Company and the Sullivan Mining Company had a strong history of regular dividend payments to shareholders from the time the Company went public in 1905 until it was acquired in a hostile takeover by Gulf Resources in 1968.

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

Property Map of Bunker Hill Mine Land Ownership

Bunker Hill
Ownership Features
Surface Parcels
Patented Claims (Surface)
Patented Claims (Mineral)
Kellogg
Wardner
Drawn By: Kyle Erdmann
N
0
0.5
1
1.5
2 mi
2520000
2530000
2540000
2550000
2560000

A more detailed description of the Mine can be found in the “Technical Report Summary” section of this report, including the current mineral resource estimate, mineral reserves, an economic summary, property description and ownership, geology and mineralization, environmental studies and permitting, metallurgical testing, mining method, recovery methods, and current exploration and development.

Restart Project Activities

In early 2020, a new management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company has conducted multiple exploration campaigns, published multiple economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, the Company announced a project finance package with Sprott, an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine.

In January 2022, with the closing of the purchase of the Bunker Hill Mine, the funding of the $8,000,000 Royalty Convertible Debenture and $6,000,000 Series Convertible Debenture, and the announcement of an MOU for the purchase of the Pend Oreille process plant from a subsidiary of Teck, the Company embarked on a program of activities with the goal of achieving a restart of the Mine.

Technical Report Summary

The following summary is extracted from the S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur D’Alene Mining District Shoshone County, Idaho, USA with a Report Date of April 14, 2023 and an Effective Date of August 29, 2022 (the “Technical Report Summary”). The following information does not purport to be a complete summary of the Technical Report Summary, is subject to all the assumptions, qualifications and procedures set out in the Technical Report Summary and is qualified in its entirety with reference to the full text of the Technical Report Summary. Each of the Qualified Persons of the Technical Report Summary is an independent qualified person under the definitions of Item 1300 of Regulation S-K (each a “Qualified Person”, and together the “Qualified Persons”) and have approved the summary of the Technical Report Summary below.

Technical Report Summary

The Technical Report Summary describes the mining and processing operations at the Company’s 100% owned Bunker Hill Mine located near the town of Kellogg, Idaho.

The Technical Report Summary considers a processing approach at the Mine where lead (Pb), silver (Ag) and zinc (Zn) mineralization is mined underground. Mineralized material will be conventionally milled and then concentrated by flotation of lead and silver followed by flotation of zinc. Metal rich concentrates will then be sold to smelters in North America or overseas. Mill tailings will be deposited underground in the historic mining voids located throughout the project.

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

Quality Assurance/Quality Control

BHMC internal controls were employed on the 5,067 samples collected during the data verification and drilling programs. Various laboratories were used in the analytical process and the results verified using industry accepted Quality Assurance and Quality Control procedures (“QAQC”). QAQC procedures included the submission of blanks and certified standard reference material with the submittal of samples. Blanks were analyzed in order to verify the accuracy of the sample preparation process. Certified standard reference material results were evaluated in order to assess the accuracy of the laboratory assaying procedure. Additionally, preparation duplicates were submitted in order to assess the accuracy of sample collection at the project site. Any failures from expected results were addressed and explained before being used for mineral resource estimates.

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

Table 1-1 Bunker Hill Mine Mineral Resource Estimate (Exclusive of Mineral Reserves), December 31, 2024 – Resource Development Associates Inc.

(1) The mineral resource estimate was prepared by Resource Development Associates Inc.

(2) Measured, Indicated and Inferred classifications are classified according to Item 1302(d)(1)(iii)(A) of Regulation S-K.

(3) Mineral resources that are not mineral reserves do not have demonstrated economic viability.

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in U.S.$/t (i.e., NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs)). For the mineral resource estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb, respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

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

Table 1-2 Bunker Hill Mineral Reserve Estimate, December 31, 2024 – Minetech, USA, LLC

(1) Planned dilution is zero grade waste included in the designed stope shapes and probable tonnages.

(2) Unplanned dilution is 5% external dilution added at zero grade.

(3) Mineral reserves stated are inclusive of all above mentioned dilutions and are factored for ore loss due to mining activities.

(4) Net smelter return (NSR) is defined as the return from sales of concentrates, expressed in U.S.$/t (i.e., NSR = (Contained metal) * (Metallurgical recoveries) * (Metal Payability %) * (Metal prices) – (Treatment, refining, transport and other selling costs)). For the mineral reserve estimate, NSR values were calculated using updated open-cycle metallurgical results including recoveries of 85.1%, 84.2% and 88.2% for Zn, Ag and Pb, respectively, and concentrate grades of 58% Zn in zinc concentrate, and 67% Pb and 12.13 oz/ton Ag in lead concentrate.

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

On December 15, 2021, BHMC signed a Purchase and Sale Agreement (PSA) with Placer Mining Corporation and both William and Shirley Pangburn to acquire full ownership of the subsequently listed mineral titles in addition to other surface rights and real property associated with land and structures of the Bunker Hill Mine.

On January 7, 2022, the Company closed the purchase of the Bunker Hill Mine. Mine assets were purchased for $7,700,000, with $300,000 of previous lease payments and a deposit of $2,000,000 applied to the purchase, resulting in cash paid at closing of approximately $5,400,000. The EPA obligation of $19,000,000 was assumed by Bunker Hill as part of the acquisition.

Geology and Mineralization

The Northern Idaho Panhandle Region in which the Bunker Hill Mine is underlain by the Middle Proterozoic-aged Belt-Purcell Supergroup of fine-grained, dominantly siliciclastic sedimentary rocks, which extends from western Montana (locally named the Belt Supergroup) to southern British Columbia (locally named the Purcell Supergroup) and is collectively over 23,000 feet in total stratigraphic thickness.

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

BHMC entered into a Settlement Agreement and Order on Consent with the EPA and the DOJ on May 14, 2018. Section 9, Paragraph 33 of that agreement stipulates that BHMC must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit for effluent discharged by Bunker Hill Mine by May 14, 2023. This obligation currently exists and will be reviewed at a point in time when restart activities are planned to occur.

BHMC will initiate a voluntary Environmental, Social and Health Impact Assessment (“ESHIA”) for the activities described in the Technical Report Summary and for its business model as a whole. The Company intends to complete such a study that will conform with ISO, IFC, and GRI standards after receiving all of its required operational and environmental permits.

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

Recovery Methods

Bunker Hill plans to reconstruct a crush-grind-flotation-concentration mill from the nearby Pend Oreille mine in northern Washington on the Bunker Hill Kellogg Mine Yard. The future structures to house the grind-flotation-concentration circuit, the secondary crushing circuit and concentrate storage facilities will need to be constructed.

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

The Company saw the wealth of information that was available but not readily usable and embarked on a scanning and digitizing program. From this, the Company was able to build a three-dimensional (“3D”) digital model of the mine workings and 3D surfaces and solids of important geologic features. To add to this, all of the historic drill core lithology logs and assay data (>2900 holes) was entered into a database and imported with the other data into Maptek Vulcan 3D software.

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

The Technical Report Summary is based on all available technical and scientific data available as of August 29, 2022. Mineral resources are considered by the Qualified Persons to meet the reasonable prospects of eventual economic extraction due two main factors: (1) cut-off grades are based on scientific data and assumptions related to the project and (2) mineral resources are estimated only within blocks of mineralization that have been accessible in the past by mining operations as well as by using generally accepted mining and processing costs that are similar to many projects in Idaho.

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

Additional resource delineation and conversion drilling and mine block modeling should continue to increase the conversion of inferred resources to indicated resources.

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

Mine power requirements have been met and completed with the Avista Kellogg substation, located next to the Bunker Hill main offices supplying power to the Mine and other local consumers. There are two existing distribution lines now supplying the Mine from the Kellogg Avista substation. One feeds the surface mine facilities and the underground loads from the Kellogg side, and the other feeds the Wardner mine yard and facilities. The current three-phase 2.5 kilovolt (kV) mine distribution system on the Kellogg side was upgraded to three-phase 13.2kV during the year ended December 31, 2023.

Mine discharge water now gravity drains out the nine-level through the Kellogg Tunnel via a ditch adjacent to the rail line to the portal. It is then routed to a water treatment plant constructed by the EPA and currently operated by the IDEQ.

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

ITEM 3. LEGAL PROCEEDINGS

Other than as described below, neither the Company nor its property is the subject of any pending legal proceedings. The Company is not aware of any other legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of the Company’s voting securities, or any associate of any such director, officer, affiliate or security holder of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Crescent Mining Litigation

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The plaintiff has requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, Chief U.S. District Court Judge, David C. Nye granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a) and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and intends to vigorously defend itself, as well as Placer Mining Corp. pursuant to the Company’s indemnification of Placer Mining Corp. in the sale and purchase agreement executed between the companies for the Mine on December 15, 2021.

In December 2024, the Company engaged in mandatory mediation with Crescent on the consolidated claims with no resolution of the matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on TSXV under the symbol “BNKR” and on the OTCQB under the symbol “BHLL”.

Stockholders

As of March 28, 2025, there were approximately 160 stockholders of record of our common stock and, according to our estimates, approximately 500 beneficial owners of our common stock.

Unregistered Sales of Securities

Shares of Common Stock Issued in Satisfaction of Interest Payable on Convertible Debentures

The Company and Sprott entered into (i) six convertible debentures on January 28, 2022 in the aggregate principal amount of $6,000,000 (the “CD1”) and (ii) three convertible debentures on June 17, 2022 in the aggregate principal amount of $15,000,000 (the “CD2” and together with the CD1, the “convertible debentures”). Pursuant to the terms of the convertible debentures, the Company may elect to pay the accrued and unpaid interest due thereunder by issuing shares of common stock of the Company, as opposed to paying cash, at the conversion price set forth therein. On January 9, 2024, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2023. On April 4, 2024, the Company issued 6,398,439 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2024. On July 8, 2023, the Company issued 4,653,409 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2024. On October 3, 2024, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2024. On October 28, 2024, the Company issued 750,000 shares of common stock in connection with settlement of DSUs. The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of issuance of the shares in satisfaction of the interest payable under the convertible debentures.

Securities Issued Pursuant to Equity Incentive Plans

During the fiscal year ended December 31, 2024, the Company issued 9,720,403 restricted stock units (“RSUs”) and 87,493 options to purchase shares of common stock of the Company to directors, employees and consultants under the Company’s equity incentive plans.

On March 28, 2024, the Company issued 2,546,436 shares of common stock at a deemed price of C$0.125 for the settlement of RSUs.

On April 16, 2024, the Company issued 100,000 shares of common stock at a deemed price of C$0.13 for the settlement of RSUs.

On November 16, 2024, the Company issued 21,000 shares of common stock at a deemed price of C$0.125 for the settlement of RSUs.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such securities.

Warrants Issued

On August 9, 2024, the Company issued 1,280,591 Bonus Warrants to Monetary Metals Bond III LLC in connection with the Silver Loan. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$0.16. Each such warrant is exercisable until August 8, 2027.

On October 1, 2024, the Company issued 400,000 Bonus Warrants to Monetary Metals in connection with the Silver Loan. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$0.16. Each such warrant is exercisable until August 8, 2027.

On November 15, 2024, the Company issued 476,793 Bonus Warrants to Monetary Metals in connection with the Silver Loan. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$0.12. Each such warrant is exercisable until August 8, 2027.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such warrants.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Our focus is the development and restart of our 100% owned flagship asset, the Bunker Hill Mine, in Idaho, USA. The Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed. Production is expected to commence in 2024.

Since early 2020, we have conducted multiple exploration campaigns, published multiple economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, we announced a project finance package with Sprott, an amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine. In 2022, we completed the purchase of a package of equipment and parts inventory from Teck Resources Limited’s (“Teck”) Pend Oreille operation. The package comprises substantially all the mineral processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of components and parts for the mill, assay lab, conveyer, field instruments, and electrical spares.

We moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) conducting the program of activities to restart the mine.

In June 2023, we closed an upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. In August 2024, we entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”). Throughout 2024 we closed several tranches of the Silver Loan for an aggregate principle of 1,098,400 ounces of Silver. In December 2024 we borrowed $10,000,000 on the new debt facility, leaving the undrawn portion at $11,000,000 as of December 31, 2024.

The Bunker Hill Mine restart is expected to take place in 2026. However, the estimated timing of Bunker Hill Mine restart is subject to change based on factors beyond the Company’s control, including but not limited to supply chain dynamics.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the years ended December 31, 2024 and 2023. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the year ended December 31, 2024, and the year ended December 31, 2023

Revenue

During the years ended December 31, 2024, and December 31, 2023, we generated no revenue.

Expenses

During the years ended December 31, 2024 and December 31, 2023, we reported total operating expenses of $15,649,142 and $11,600,574, respectively. The increase in total operating expenses was primarily due to an increase in the volume of transactions and employee head count associated with construction of the process plant commencing in the year ended December 31, 2024.

Net Income and Comprehensive Income

We experienced a net loss of $25,341,623 for the year ended December 31, 2024 (compared to a net loss of $13,432,539 for the year ended December 31, 2023). In addition to the increase in operating expenses (as described above), net loss for the year ended December 31, 2024 was impacted by an increase in interest expense of $966,885 ($8,091,412 for the year ended December 31, 2024 compared to $7,124,527 for the year ended December 31, 2023), and $nil of gain on debt settlement for the year ended December 31, 2024 compared to $7,151,873 of gain on debt settlement relating to the conversion of the royalty convertible debentures into a royalty during the year ended December 31, 2023. A loss on fair value of the convertible debentures of $890,258 was recognized for the year ended December 31, 2024, compared to a gain on fair value of the convertible debentures of $1,673,776 for the year ended December 31, 2023. Additionally, the year ended December 31, 2024 included $2,820,533 loss on revaluation of the Silver Loan due to updated key assumptions such as commodity prices (compared to $nil for the year ended December 31, 2023). During the year ended December 31, 2024, the Company incurred a loss of $924,820 from the sale of equipment (compared to $nil for the year ended December 31, 2023) and a gain on in derivative liabilities of $838,378 in the year ended December 31, 2024 compared to a gain of $2,360,025 in the year ended December 31, 2023 (driven by the decrease in remaining contractual life of the warrants issued and outstanding). Net loss for the year ended December 31, 2024, included a current tax expense of $1,050,000 compared to $nil for the year ended December 31, 2023.

Our net loss for the year ended December 31, 2024 was partially offset by (i) a gain on debt modification of $1,308,062 for the year ended December 31, 2024 compared to a loss on debt modification of $99,569 for the year ended December 2023 and (ii) a decrease in the loss on modification of debt of $2,898,956 relating to the revaluation of the stream ($230,000 for the year ended December 31, 2024 compared to $3,128,956 for the year ended December 31, 2023). Net loss for the year ended December 31, 2024 included a deferred tax recovery of $2,588,590 compared to deferred tax expense of $2,588,590 for the year ended December 31, 2023. Current income tax expense for the year ended December 31, 2024, $1,050,000 ($nil for the year ended December 31, 203) relates to the proceeds of the stream debenture which are classified as income under the internal revenue code. We elected to defer the income, one year, to 2024 in which most of the income was offset by losses incurred in the current year and previous years.

We had a comprehensive loss of $29,152,646 and $12,877,752 for the year ended December 31, 2024, and December 31, 2023, respectively. Comprehensive (loss) income for the year ended December 31, 2024 and December 31, 2023 is inclusive of a ($3,811,023) and $554,787 change in fair value on own credit risk, respectively.

Liquidity and Capital Resources

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $110,366,721 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Current Assets and Total Assets

As of December 31, 2024, the Company had (i) total current assets of $9,332,639, compared to total current assets of $27,176,997 at December 31, 2023, a decrease of $17,844,358; and (ii) total assets of $97,601,550, compared to total assets of $61,989,678 at December 31, 2023, an increase of $35,611,872. During the year ended December 31, 2024, our current assets decreased due to cash expenditures on the process plant, purchasing of equipment and additions to the Bunker Hill Mine. Total assets increased as the increase in property plant and equipment was offset largely by the decrease in cash.

Current Liabilities and Total Liabilities

As of December 31, 2024, our total current liabilities were $29,644,412 and total liabilities were $149,736,915, compared to total current liabilities of $7,472,326 and total liabilities of $88,356,840 as of December 31, 2023. Total liabilities increased because of the issuance of the Silver Loan, drawings on our debt facility, accretion on the stream debenture and the EPA payable, as well as an increase in accounts payable and accruals due to timing of invoices and payments.

Working Capital and Shareholders’ Deficit

As of December 31, 2024, we had a working capital deficit of $20,311,773 and a shareholders’ deficiency of $52,135,365, compared to positive working capital of $19,704,671 and a shareholders’ deficiency of $26,367,162 as of December 31, 2023. The working capital deficit as of December 31, 2024, was primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine. The shareholders’ deficiency increased primarily due to the net loss in the year ended December 31, 2024.

We have a $21,000,000 debt facility with Sprott which is available at our election for a period of 2 years, ending on June 30, 2030. As of December 31, 2024, we have drawn $10,000,000 on this facility.

Notwithstanding the debt facility with Sprott, based on our limited cash resources and history of losses, there is substantial doubt as to whether our existing cash resources are sufficient to enable us to continue operations for the next 12 months as a going concern. We plan to pursue possible financing and strategic options, including, but not limited to, obtaining additional equity financing. We also plan to secure additional financial resources through potential equity financings and other strategic initiatives, including but not limited to a possible debt funding package from EXIM. Ultimately, if the Company is unable to secure sufficient additional financial resources, the Company may need to curtail or suspend its development or operations plans regarding the Bunker Hill Mine or other initiatives.

Cash Flow

During the year ended December 31, 2024, we had a net cash decrease of $18,317,319, primarily due to cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine, offset by $32,740,264 of cash provided by financing activities relating to the issuance of the Silver Loan.

Subsequent Events

Share Issuance

On January 8, 2025, the Company issued 1,053,335 shares of common stock to satisfy $120,000 owed to a certain service provider of the Company as of December 31, 2024.

On January 14, 2025, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2024.

On January 27, 2025, the Company issued 672,450 shares of common stock in connection with settlement of RSUs.

On January 29, 2025, the Company issued 621,500 shares of common stock to satisfy $60,000 owed to a certain service provider of the Company as of December 31, 2024.

On March 13, 2025, the Company’s board of directors approved an amendment to the vesting schedule of certain RSUs previously granted to certain directors and officers of the Company under the Company’s amended and restated restricted stock unit incentive plan (the “RSU Plan”) on November 2, 2022, July 4, 2023 and March 13, 2024, such that an aggregate of 5,562,419 RSUs granted to such directors, officers and employees will now vest on May 1, 2025 rather than on March 13, 2025 or March 31, 2025, as applicable. All other terms of such RSUs remain the same.

Warrant Issuance

On January 7, 2025, in connection with the Silver Loan, the Company issued 100,397 Bonus Warrants to Monetary Metals. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$0.15. Each such warrant is exercisable until August 8, 2027.

Debt Facility

On January 17, 2025, the Company drew $5,000,000 on the debt facility.

On January 31, 2025, the Company drew the final $6,000,000 on the debt facility.

As consideration for Sprott advancing $11,000,000 of the debt facility, the Company granted a royalty for 1.0% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.70% rate will apply to claims outside of these areas.

Unsecured Promissory Note

On March 21, 2025, the company closed a unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”) to ensure sufficient short-term funding to keep the Project on track while the Private Placements close. The Note will bear interest at 12% per annum, with such interest being capitalized and added to the principal amount outstanding under the Note monthly. The Note will be available in multiple advances, at the discretion of Teck, and is payable on demand from Teck. On March 21, 2025, the Company received $763,000 advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. As of March 28, 2025 the principal outstanding on the unsecured promissory note is $3,088,000.

Restricted Cash

During the year end December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000. As a result of this payment the Company’s letter of credit requirement decreased by $1,500,000 and the restricted cash balance (utilized as collateral for letters of credit) decreased by the same amount from $4,475,000 as of December 31, 2024, to $2,975,000 on January 20, 2025.

Restructuring of Outstanding Debt alongside up to $45,000,000 Equity Financing and Provision of New Standby Facility

In March 2025, the Company announced a restructuring of outstanding debt alongside an equity financing of up to $45,000,000 and a new standby facility agreement for $10,000,000. The planned brokered private placement equity offering for minimum aggregate gross proceeds of $10,000,000 (C$14,370,000), and up to maximum aggregate gross proceeds of $15,000,000 (C$21,555,000) (the “Brokered Offering”). Teck has agreed to contribute, through a non-brokered private placement, $2 for every $1 raised through the Brokered Offering in aggregate, with a minimum lead order of $6,600,000 and total gross proceeds of up to $30,000,000 (C$43,110,000)1 (collectively, the “Non-Brokered Offering” and together with the Brokered Offering, the “Private Placements”), subject to shareholder approval, closing of the debt restructuring transactions and other customary closing conditions. Proceeds will be used to support the construction, start-up, and ramp-up of the Project. In connection with the Non-Brokered Offering, the Company and Teck have amended the subscription agreement dated March 5, 2025, to, among other things, amend the closing condition thereunder requiring the Company to raise aggregate gross proceeds of at least $20,000,000 under the Brokered Offering to a minimum of at least $10,000,000.

In accordance with the TSX-V policies, the approval of the Company’s stockholders will be required with respect to Teck becoming a Control Person (over 20% ownership in the Company). In lieu of a special meeting of its stockholders, the Company intends to obtain the written consent of disinterested stockholders holding more than 50% of the current issued and outstanding Common Shares (the “Stockholder Consent”), which Stockholder Consent will exclude any votes held by Teck and its Affiliates or Associates (each as defined in the TSX-V policies).

Also in connection with the Non-Brokered Offering, the Company and its wholly-owned subsidiary Silver Valley Metals Corp. (“Silver Valley”) announced its intention to enter into a standby facility agreement with Teck (or an affiliate thereof) pursuant to which, among other things, Teck will provide an uncommitted revolving standby prepayment facility of up to $10,000,000 to the Company (the “SP Facility”), which will be available to the Company until the earlier of (i) June 30, 2028, and (ii) the date on which the Project hits 90% of name plate capacity or the date on which the Company is cash positive for a quarter, unless terminated earlier by Teck. The SP Facility will bear interest at a to-be-agreed-basis per annum, calculated and capitalized quarterly.

1Based on a USD/CAD exchange rate of 1.4370 as published by the Bank of Canada on March 5, 2025.

The Company announced its intention to restructure, either directly or indirectly, its existing debt financing package with Sprott Streaming and certain other creditors on the following principal terms:

a.	the amendment and restatement of the Series 1 secured convertible debentures in the aggregate principal amount of $6,000,000 (collectively, the “Series 1 CDs”) previously issued to Sprott Streaming and certain other creditors, maturing on March 31, 2028, pursuant to which, among other things, (i) the rate of interest of the Series 1 CDs will be reduced from 7.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$0.30 per Common Share, will be reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms will be amended;
b.	the amendment and restatement of the Series 2 secured convertible debentures in the aggregate principal amount of $15,000,000 (collectively, the “Series 2 CDs”) previously issued to Sprott Streaming, maturing on March 31, 2029, pursuant to which, among other things, (i) the rate of interest of the Series 2 CDs will be reduced from 10.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$0.29 per Common Share, will be reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms will be amended;
c.	the exchange of a $46,000,000 multi-metals stream previously entered into with Sprott Streaming, which currently applies to up to 10% of payable metals sold from the Project and expires on June 23, 2063 (the “Stream”), for the Series 3 CDs, the Sprott Tranche II Shares and the Third Royalty referred to and defined below under paragraph (A) below;
d.	the cancellation of the royalty put option previously granted to Sprott Streaming, pursuant to which, among other things, upon the occurrence of an event of default under any of the Series 1 CDs and the Series 2 CDs, Sprott Streaming may require the Company to purchase the First Royalty (as defined below);
e.	the amendments of certain royalty interests granted to Sprott Streaming (collectively, the “First Royalty”), currently applying to certain primary, residual and other claims comprising the Project (with the royalty percentage being between 1.35% to 1.85% based on the type of claim), pursuant to which, among other things, the First Royalty will be consolidated into one 1.85% life-of-mine gross revenue royalty applying to both primary and secondary claims comprising the Project, which will also include additional surface and mineral rights recently acquired by the Company or Silver Valley, as applicable; and
f.	the amendment and restatement of the loan agreement with respect to the existing senior secured credit facility in the aggregate principal amount of $21,000,000 advanced by Sprott Streaming (the “Debt Facility”), maturing on June 30, 2030 and secured by first-ranking interests and charges on all of the property and assets of the Company and its wholly-owned subsidiary Silver Valley Metals Corp., pursuant to which (i) the sliding scale royalty payable in connection with advances thereunder (the “Second Royalty Amendments”) will be fixed at 1.5% for both the primary and secondary claims comprising the Project and (ii) the Company’s royalty buyback option thereunder will be cancelled; the foregoing amendments will also be reflected in an amendment to the additional royalty granted to Sprott in connection with the Debt Facility,
g.

the Company and Monetary Metals Bond III LLC (together with its affiliates, “Monetary Metals”) enter into an amending agreement to the note purchase agreement dated August 8, 2024, as previously by amended by a first amending agreement dated November 11, 2024 (the “MM NPA”), the parties intend to, among other things, (i) reduce the interest rate payable on advances under the existing loan by Monetary Metals to Silver Valley Metals Corp., a wholly-owned subsidiary of the Company, in the aggregate principal amount equal to the U.S. dollar equivalent of up to 1,200,000 troy ounces of silver (the “Silver Loan”) from 15% to 13.5%; (ii) clarify the calculation of the cash flow sweep; (iii) extend the availability date for advances of the Silver Loan from January 31, 2025 to June 30, 2025; and (v) in connection with any advances of the Silver Loan, to provide for the issuance of bonus warrants (“Bonus Warrants”) in such number and on such terms as to be agreed upon between the parties before issuance and subject to prior approval from the TSX-V (however, in any event, the aggregate number of Bonus Warrants issued to Monetary Metals under the Silver Loan will not exceed the maximum amount of 3,000,000 allowable under the MM NPA).

In consideration for, and in connection with, the Debt Amendments, the Company intends to, either directly or indirectly:

a.	in consideration for the exchange of the Stream pursuant to the terms of a recapitalization agreement to be entered into among the Company, Teck, and Sprott Streaming, (i) issue to Sprott Streaming, on a private placement basis, two senior secured Series 3 convertible debentures in the aggregate principal amount of $4,000,000 (the “Series 3 CDs”) which, once issued, will (a) mature on June 30, 2030, (b) bear interest at an accrued rate of 5.0%, which interest shall be capitalized until the beginning of 2028 or an event of default, and (c) otherwise have terms substantially similar to the terms of the Series 1 CDs, (ii) issue up to 200,000,000 Common Shares at the Offering Price (“Sprott Tranche II Shares”) and (iii) grant Sprott Streaming an additional 1.65% life-of-mine gross revenue royalty on both the primary and secondary claims comprising the Project (the “Third Royalty”);
b.	enter into a debt settlement agreement with Sprott Streaming, pursuant to which, among other things, Sprott Streaming will convert $6,000,000 outstanding under the Debt Facility, together with all accrued and unpaid interest thereon, in consideration of up to 58,142,857 Common Shares at the Offering Price (“Sprott Tranche I Shares”) and the Second Royalty Amendments (the “Sprott Loan Conversion”);
c.	enter into an amended and restated intercreditor agreement with, among others, the Company, Teck, Monetary Metals and Sprott Streaming pursuant to which certain payment terms under the First Royalty, the Second Royalty Amendment, Third Royalty, the Series 1CDs, the Series 2 CDs, the Series 3 CDs and the Debt Facility will be waived, restricted or otherwise revised during the term in which the Company has any outstanding obligations owing under the SP Facility;

There can be no assurance that the debt restructure and financing plan will be timely finalized, or on what specific final terms, or if at all.

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

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per share of common stock, USD-CAD exchange rates, expected equity volatility, discount for lack of marketability, credit spread.

The stream obligation inputs used to determine the future cash flows and effective interest for the amortized cost calculation include futures prices of minerals and expected mineral production over the life of the mine.

The fair value estimates of the silver loan use inputs to the valuation model that include risk-free rates, spot and futures prices of minerals, and expected volatility in minerals prices.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in stockholders’ deficiency for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception resulting in an accumulated deficit and does not have sufficient working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Going Concern

As described in Note 1 to the consolidated financial statements, the Company may not have sufficient cash to fund its operations and meet debt obligations and therefore, will need to obtain additional equity or debt financing. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables that affect cash flows, such as planned expenditure.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

We responded to this matter by performing audit procedures in relation to management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

● Evaluated the cash flow forecasts prepared by management and evaluated the integrity and arithmetical accuracy of the model.

● Evaluated the key assumptions used in management’s model to estimate future cash flows by comparing assumptions used by management against historical performance and budgets.

● Assessed the adequacy of the going concern disclosure included in Note 1 to the consolidated financial statements.

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

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions and Note 10 Promissory Notes Payable and Convertible Debentures.

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

● Assessed the appropriateness of the related disclosures.

Valuation of Silver Loan

The Company closed multiple tranches of advancements relating to a loan in an amount of U.S. dollars equal up to 1.2 million ounces of silver (“Silver Loan”).

The loan is complex in nature and is required to be fair valued on issuance date and at each reporting period.

The calculation of the fair value of the Silver Loan requires management to use an appropriate valuation model and incorporates estimates.

This resulted in an increased extent of audit effort, including the involvement of internal valuation specialists.

Due to the complexity of the Silver Loan and the estimates and assumptions involved in the determination of fair value we consider this to be a critical audit matter.

Refer to Note 3 Significant Accounting Policies – Use of Estimates and Assumptions and Note 10 Promissory Notes Payable and Convertible Debentures.

We responded to this matter by performing audit procedures in relation to the valuation of the Silver Loan. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained and assessed all agreements signed in the year in relation to the Silver Loan.

● Obtained management’s assessment of the fair value of the Silver Loan.

● With the assistance of internal valuation specialists, evaluated the reasonability of management’s model for valuing the Silver Loan and the appropriateness of the inputs used in the model, and recalculated fair values.

● Assessed the appropriateness of the related disclosures.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 28, 2025

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$3,786,277	$20,102,596
Restricted cash (note 9, 20)	4,475,000	6,476,000
Asset held for sale (note 6)	40,000	-
Accounts receivable and prepaid expenses (note 4)	690,358	598,401
Spare parts inventory	341,004	-
Total current assets	9,332,639	27,176,997

Non-current assets
Spare parts inventory	-	341,004
Long-term deposit	254,106	249,265
Equipment (note 5)	1,741,981	946,661
Right-of-use assets (note 5)	758,125	625,022
Land	309,861	-
Bunker Hill Mine and Mining interests (note 7)	18,795,591	15,198,259
Process plant (note 6)	66,409,247	17,452,470
Total assets	$97,601,550	$61,989,678

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 18)	$14,678,901	$1,788,950
Accrued liabilities (note 18)	5,210,939	1,225,525
Current portion of lease liability (note 8)	189,368	353,526
Deferred share units liability (note 14)	929,466	569,327
U.S. Environmental Protection Agency cost recovery payable (note 9)	3,000,000	3,000,000
Stream debenture (note 10)	4,063,253	-
Interest payable (notes 9 and 10)	522,485	534,998
Current income tax payable (note 16)	1,050,000	-
Total current liabilities	29,644,412	7,472,326

Non-current liabilities
Lease liability (note 8)	62,282	71,808
Series 1 convertible debenture (note 10)	5,494,151	5,244,757
Series 2 convertible debenture (note 10)	13,898,481	13,458,570
Stream debenture (note 10)	52,923,747	51,138,000
Silver loan (note 10)	31,802,708	-
Debt facility (note 10)	9,236,610	-
Environment protection agency cost recovery liability net of discount (note 9)	5,549,229	6,574,140
Deferred tax liability (note 16)	-	2,588,590
Derivative warrant liability (note 11)	1,125,295	1,808,649
Total liabilities	149,736,915	88,356,840

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; Nil preferred shares issued and outstanding (note 11)	-	-
Common stock, $0.000001 par value, 1,500,000,000 shares of common stock authorized; 349,698,625 and 322,661,482 shares of common stock issued and outstanding, respectively (note 11)	348	321
Additional paid-in-capital (note 11)	61,233,369	57,848,953
Accumulated other comprehensive (income) loss	(3,002,361)	808,662
Accumulated deficit	(110,366,721)	(85,025,098)
Total shareholders’ deficiency	(52,135,365)	(26,367,162)
Total shareholders’ deficiency and liabilities	$97,601,550	$61,989,678

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Operating expenses (note 17)	(15,649,142)	(11,600,574)

Other income or gain (expense or loss)
Interest income	655,125	1,107,093
Change in derivative liability (note 11)	838,378	2,360,025
Gain (loss) on foreign exchange	(7,004)	4,821
Gain (loss) on fair value of convertible debentures (note 10)	(890,258)	1,673,776
Gain on debt settlement (note 7)	-	7,151,873
Gain on warrant modification	-	214,714
Loss on fair value of silver loan (note 10)	(2,820,533)	-
Loss on revaluation of stream debenture (note 10)	(230,000)	(3,128,956)
Interest expense and accretion (notes 9 and 10)	(8,091,412)	(7,124,527)
Financing costs (note 10)	(676,784)	(934,502)
Other income	2,631	23,520
Gain (loss) on debt modification (note 10)	1,308,062	(99,569)
Loss on debt settlement (note 10)	(394,456)	(491,643)
Loss on sale of equipment (note 6)	(924,820)	-
(Loss) for the year pre tax	$(26,880,213)	$(10,843,949)
Current income tax expense (note 16)	(1,050,000)	-
Deferred tax recovery (expense) (note 16)	2,588,590	(2,588,590)
Net (loss) for the year	(25,341,623)	(13,432,539)

Other comprehensive income (loss), net of tax
(Loss) gain on change in FV on own credit risk (note 10)	(3,811,023)	554,787
Other comprehensive (loss) income	(3,811,023)	554,787
Comprehensive (loss)	(29,152,646)	(12,877,752)

Net (loss) Income per share of common stock
Net (loss) per share of common stock – basic (note 12)	$(0.07)	$(0.05)
Net (loss) per share of common stock – fully diluted (note 12)	$(0.07)	$(0.05)
Weighted average number of shares of common stock
Weighted average shares of common stock – basic (note 12)	340,244,856	280,354,631
Weighted average shares of common stock – fully diluted (note 12)	340,244,856	280,354,631

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating activities
Net loss for the year	$(25,341,623)	$(13,432,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 11,13,14)	1,356,071	1,092,290
Settlement of DSUs (note 14)	(36,495)	-
Depreciation expense (note 5)	393,297	190,133
Change in fair value of derivative liabilities	(838,378)	(2,360,025)
Change in fair value of silver loan	2,820,533	-
Current tax expense	1,050,000	-
Deferred tax (recovery) expense	(2,588,590)	2,588,590
Financing costs	155,024	-
(Gain) on warrant extinguishment	-	(214,714)
Units issued for services	-	111,971
Interest expense on lease liability (note 8)	50,560	29,699
Interest expense	-	92,799
Loss on sale of equipment (note 6)	924,820	-
Loss on debt settlement	394,456	491,643
Loss on modification of debt	-	99,569
Loss on revaluation of stream debenture	230,000	3,128,956
Gain on modification of debt	(1,308,062)	-
Accretion of liabilities	6,010,303	4,149,267
Loss (gain) on fair value of convertible debt derivatives	890,258	(1,673,777)
Gain on debt settlement	-	(7,151,873)
Changes in operating assets and liabilities:
Accounts receivable and prepaid deposits	(96,798)	(26,267)
Accounts payable	2,456,577	(1,840,426)
Accrued liabilities	1,043,405	425,719
Interest payable	2,018,037	1,966,233
Net cash used in operating activities	(10,416,605)	(12,332,752)

Investing activities

Process plant	(35,433,926)	(9,398,032)
Mine development	(3,913,472)	(1,458,506)
Purchase of land	(309,861)	-
Purchase of machinery and equipment	(983,719)	(539,803)
Net cash used in investing activities	(40,640,978)	(11,396,341)

Financing activities
Proceeds from silver loan	26,278,261	-
Proceeds from debt facility	10,000,000	-
Proceeds from stream obligation	-	46,000,000
Transaction costs stream obligation	-	(740,956)
Proceeds from issuance of shares, net of issue costs	-	3,661,822
Proceeds from warrants exercise	-	837,459
Proceeds from promissory notes	-	390,000
Repayment of U.S. Environmental Protection Agency cost recovery payable	(3,000,000)	-
Repayment of bridge loan	-	(5,000,000)
Repayment of promissory notes	-	(150,000)
Repayment of promissory note	-	(1,599,568)
Lease payments	(537,997)	(275,173)
Net cash provided by financing activities	32,740,264	43,123,584
Net change in cash and restricted cash	(18,317,319)	19,394,491
Cash, beginning of year	26,578,596	7,184,105
Cash and restricted cash, end of year	$8,261,277	$26,578,596

Supplemental disclosures
Cash interest paid	$-	$322,708

Non-cash activities:
Units issued to settle accounts payable and accrued liabilities	$-	$874,198
Units issued to settle deferred shared units	83,802	-
Units issued to settle interest payable	2,030,526	2,515,235

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash, end of year	$8,261,277	$26,578,596
Less restricted cash	4,475,000	6,476,000
Cash	$3,786,277	$20,102,596

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation	-	-	873,076	-	-	873,076
Shares issued for interest payable	23,619,707	24	2,427,541	-	-	2,427,565
Shares issued for deferred share units	750,000	1	83,801	-	-	83,802
Shares issued for restricted share units vested	2,667,436	2	(2)	-	-	-
Other comprehensive (loss)	-	-	-	(3,811,023)	-	(3,811,023)
Net (loss) for the year	-	-	-	-	(25,341,623)	(25,341,623)
Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Balance, December 31, 2022	229,501,661	$228	$45,161,513	$253,875	$(71,592,559)	$(26,176,943)

Stock-based compensation			1,458,946	-	-	1,458,946
Compensation options			111,971	-	-	111,971
Shares issued for restricted share units vested	5,809,218	6	(6)	-	-	-
Shares issued for interest payable	25,300,209	25	2,784,124	-	-	2,784,149
Shares issued for warrant exercise	10,416,667	10	907,080	-	-	907,090
Special warrant shares issued for $0.15 CAD	51,633,727	52	7,425,325	-	-	7,425,377
Other comprehensive income	-	-	-	554,787	-	554,787
Net (loss) for the year	-	-	-	-	(13,432,539)	(13,432,539)
Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature and continuance of operations

Bunker Hill Mining Corp. (“we”, “us”, “Bunker Hill”, or the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its head office is located at 300-1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9. As of the date of this Form 10-K, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho (“Bunker Hill Mine”).

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities, and is currently focused on the development and planned operations of the Bunker Hill Mine.

Bunker Hill holds a 100% interest in the historic Bunker Hill Mine located in the town of Kellogg, Idaho. The Bunker Hill Mine, previously operated between 1885 and 1981 producing over 165 million ounces of silver and 5 million tons of base metals during that time.

We are currently focused on the construction of mill facilities and upgrades to the historic underground infrastructure as well as further delineation of mineral resources.

Going Concern

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $110,366,721 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. The Company has announced a debt restructure and equity offering, however, there is no assurance these transactions will be finalized, and if finalized the timing of such finalizations. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Tariff War

The Company’s operations could be adversely affected by the effects of the tariff war between the United States of America and other countries around the world. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the United States in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Additionally, the Company cannot predict changes in precious metals pricing or changes in commodities pricing which may alternately affect the Company either positively or negatively.

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

The Company capitalizes acquisition costs of mineral rights as intangible assets when there is sufficient evidence to support probability of generating positive economic returns in the future. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, promissory notes payable, current portion of environmental protection agency cost recovery payable, and current portion of lease liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. The carrying amounts of convertible loans are reported at estimated fair values as a result of the application of fair value models at each period end. The Company measures its DSU liability at fair value on recurring basis using level 1 inputs. Derivative warrant liabilities, silver loan, and convertible debentures are measured at fair value on recurring basis using level 3 inputs. The Company measured the non-current portion of the EPA liability and the stream debenture using a discount rate that represents the market rate. The Company measures its lease liabilities using the rate implicit in the lease or incremental borrowing rate if the rate implicit in the lease is not available.

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2024, December 31, 2023, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net (loss) income per share

The Company computes net (loss) income per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, restricted share units (“RSUs”), warrants and the conversion of convertible loan payable. As of December 31, 2024, a $6,000,000 convertible debenture (the “CD1”), a $15,000,000 convertible debenture (the “CD2”), 6,445,152 stock options, 147,219,360 warrants, and 2,070,258 broker options, and 14,026,493 RSUs were considered in the calculation but not included, as they were anti-dilutive (December 31, 2023 - 8,970,636 stock options, 145,061,976 warrants, 4,301,150 broker options and 7,044,527 RSUs were considered in the calculation but not included).

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

Convertible Loans, Promissory Notes, Stream Obligation, Silver Loan and Warrants

Estimating the fair value of derivative warrant liability requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the issuance. This estimate also requires determining the most appropriate inputs to the valuation model including the expected life of the warrants derivative liability, volatility, USD-CAD exchange rates and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value of warrants derivative liability are disclosed in Notes 11.

The fair value estimates of the convertible loans use inputs to the valuation model that include risk-free rates, equity value per share of common stock, USD-CAD exchange rates, expected equity volatility, expected volatility in minerals prices, credit spread, and project risk/estimation risk factors. See Note 10 for full disclosures related to the convertible loans and promissory notes.

The fair value estimates of the silver loan use inputs to the valuation model that include risk-free rates, spot and futures prices of minerals, expected volatility in minerals prices, credit spread, and project risk/estimation risk factors. See Note 10 for full disclosures related to the silver loan.

The stream obligation inputs used to determine the future cash flows and effective interest for the amortized cost calculation include futures prices of minerals and expected mineral production over the life of the mine. See Note 10 for full disclosures related to the stream obligation.

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

Debt instruments

The Company reviews the terms of its agreements to identify any embedded derivatives. If an embedded derivative is identified in a contract the Company assesses if it is clearly and closely related to the host debt. If the embedded derivative is determined to not be clearly and closely related to the host debt the fair value election is made to account for the entire instrument at fair value with the change in fair value accounted through earnings, profit and loss for each period reported.

The Company applies ASC 480 distinguishing liabilities from equity and ASC 815 derivatives and hedging in determining the appropriate accounting treatment for hybrid instruments. The Company has measured the whole instrument at fair value per the fair value election therefore, the embedded options within the convertible loans are not bifurcated and measured at fair value at each period end.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. The adoption of this new standard has not had a material impact on our consolidated financial statements and note disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. The adoption of this new standard has not had a material impact on our consolidated financial statements and note disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	December 31,	December 31,
	2024	2023

Prepaid expenses and deposits	$464,380	$382,198
HST and interest receivable	125,978	121,621
U.S. Environment Protection Agency overpayment (note 9)	100,000	94,582
Total	$690,358	$598,401

5. Equipment and Right-of-Use asset

Equipment consists of the following:

	December 31,	December 31,
	2024	2023

Equipment	$2,468,339	$1,460,375
Less accumulated depreciation	(726,358)	(513,714)
Equipment, net	$1,741,981	$946,661

The total depreciation expense during the year ended December 31, 2024, was $212,645 (year ended December 31, 2023 - $144,347).

Right-of-use asset consists of the following:

	December 31,	December 31,
	2024	2023

Right-of-use asset	$984,562	$670,808
Less accumulated depreciation	(226,437)	(45,786)
Right-of-use asset, net	$758,125	$625,022

The total depreciation expense during the year ended December 31, 2024, was $180,652 (year ended December 31, 2023 - $45,786, relating to an expired lease). The weighted average remaining lease term is 7 months as of December 31, 2024 (13 months as of December 31, 2023). The weighted average discount rate of the lease contracts is 15%. The Company is a party primarily to lease contracts for mining related mobile equipment.

6. Process Plant

On May 13, 2022, the Company purchased a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”). The package comprised substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and is reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction would be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out on the consolidated balance sheets as a non-current asset. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities are being captured and capitalized as components of the asset.

Process plant consists of the following:

	December 31,	December 31,
	2024	2023

Mill purchase, detailed engineering, and construction costs	$65,545,594	$17,219,063
Capitalized interest (note 10)	1,848,473	233,407
Disposal of Grinding Circuits	(984,820)	-
Process Plant	$66,409,247	$17,452,470

In August 2024, the Company sold a Grinding Circuit previously purchased from Teck as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining Grinding Circuits as assets at $40,000 held for sale and recognized a loss on sale of equipment of $616,547 on the consolidated statements of loss and comprehensive loss.

7. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine in January 2022.

The carrying cost of the Bunker Hill Mine is comprised of the following:

	December 31,	December 31,
	2024	2023

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	6,626,865	2,722,889
Sale of mineral properties (note 10)	(2,768,510)	(1,973,840)
Land	202,000	202,000
Definition drilling	488,026	-
Bunker Hill Mine	$18,795,591	$15,198,259

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

Sale of Mineral Properties

On June 23, 2023, as consideration for the extinguishment of the royalty convertible debenture (the “RCD”), as described in note 10, the Company granted a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 1.35% rate will apply to claims outside of these areas. This 2023 transaction was treated as a sale of mineral interest to Sprott Private Resource Streaming & Royalty Corp. (“Sprott”). The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of June 23, 2023 before consideration of the sale of mineral properties. This analysis utilized a discount rate of 13% and long-term metal prices of $1.09/lb, $0.98/lb and $25.51/oz for zinc, lead and silver respectively, consistent with assumptions utilized in the valuation of the RCD at extinguishment.

On December 12, 2024, as consideration for Sprott advancing the debt facility, as described in note 10, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

On December 19, 2024, as consideration for Sprott advancing the debt facility, as described in note 10, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

The 2024 transactions were treated as a sale of mineral interest to Sprott. The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of December 19, 2024, before consideration of the sale of mineral properties. This analysis utilized a discount rate of 15% and long-term metal prices of $1.20/lb, $0.95/lb and $27.29/oz for zinc, lead and silver respectively.

8. Lease Liability

As of December 31, 2024, and December 31, 2023, The Company’s undiscounted lease obligations consisted of the following:

	December 31,	December 31,
	2024	2023
Gross lease obligation – minimum lease payments
1 year	$200,755	$393,673
2- 3 years	64,375	73,588
4-5 years	-	-

Future interest expense on lease obligations	(13,480)	(41,927)
Total lease liability	251,650	425,334

Current lease liability	189,368	353,526
Non-current lease liability	62,282	71,808
Total lease liability	$251,650	$425,334

Interest expense for the year ended December 31, 2024, was $50,560 (year ended Decembre 31, 2023, $23,669).

9. U.S. Environmental Protection Agency (“EPA”)

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, U.S. Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectiveness of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of the historical environmental response costs. Pursuant to the terms of the Amended Settlement, upon purchase of the Bunker Hill Mine and the satisfaction of financial assurance commitments (as described below), the $19,000,000 of cost recovery liabilities were to be paid by the Company to the EPA on the following dates:

Date	Amount
Within 30 days of Settlement Agreement	$2,000,000
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

In addition to the changes in payment terms and schedule, the Amended Settlement includes a commitment by the Company to secure financial assurance for the principle outstanding in the form of performance bonds or letters of credit deemed acceptable to the EPA. The financial assurance can be drawn on by the EPA in the event of non-performance by the Company of its payment obligations under the Amended Settlement (the “Financial Assurance”). The amount of the bonds will decrease over time as individual payments are made.

During the year end December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000 as of December 31, 2024 (compared to $17,000,000 as of December 31, 2023).

As of December 31, 2024, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability (as of December 31, 2023, the Company had two payment bonds of $9,999,000 and $5,000,000, and a $2,001,000 letter of credit, in place to secure this liability). The collateral for the payment bonds is comprised of two letters of credit of $4,475,000 in aggregate, as well as land pledged by third parties with whom the Company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit of $4,475,000 in aggregate are secured by cash deposits under an agreement with a commercial bank, which comprise the $4,475,000 of restricted cash shown within current assets as of December 31, 2024, compared to $6,476,000 as of December 31, 2023.

The Company recorded accretion expense on the liability of $1,975,089 for the year ended December 31, 2024, respectively, bringing the discounted, at 19.5%, net liability to $8,549,229 (previously accrued interest of $154,743) as of Decembre 31, 2024. The Company recorded accretion expense on the liability of $1,632,674 for the year ended December 31, 2023, respectively.

Water Treatment Charges – Idaho Department of Environmental Quality

Separate to the cost recovery liability outlined above, the Company is responsible for the payment of ongoing water treatment charges. Water treatment charges incurred through December 31, 2021, were payable to the EPA, and charges thereafter are payable to the IDEQ following a handover of responsibilities for the Central Treatment Plant from the EPA to the IDEQ as of that date.

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of December 31, 2024, a prepaid expense of $100,000 (December 31, 2023: $94,582) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the consolidated balance sheets as accounts receivable and prepaid expenses and accounts payable.

10. Promissory notes payable and convertible debentures

On September 22, 2021, the Company issued a non-convertible promissory note of $2,500,000 bearing interest of 15% per annum and payable at maturity. Interest expense for the years ended December 31, 2024, and 2023 was $nil and $189,179 respectively. The Company incurred a one-time penalty of 10% of the outstanding principal on June 30, 2023, of $99,569 which is included in loss on debt modification in the consolidated statements of loss and comprehensive loss. A final principal payment of $1,599,569 was made during the year ended December 31, 2023.

On February 21, 2023, the Company issued a non-convertible promissory note to a related party of $120,000, and a separate non-convertible promissory note of $120,000 to another party. Each promissory note bore fixed interest of $18,000, payable at maturity. Both promissory notes, including interest were settled on March 27, 2023.

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

On June 23, 2023, the Company closed the upsized and improved $67,000,000 project finance package with Sprott, consisting of a $46,000,000 stream and a $21,000,000 new debt facility. The newly proposed $46,000,000 stream (the “Stream”) was envisaged to have the same economic terms as the previously proposed $37,000,000 stream, with a $9,000,000 increase in gross proceeds received by the Company, resulting in a lower cost of capital for the Company. The Company also announced a new $21,000,000 new debt facility (the “Debt Facility”), available for draw at the Company’s election for two years. As a result, total funding commitments from Sprott was envisaged to increase to $96,000,000 including the RCD, CD1, CD2, Stream and debt facility (together, the “Project Financing Package”). The Bridge Loan, as previously envisaged, was repaid from the proceeds of the Stream. The parties also agreed to extend the maturities of the CD1 and CD2 to March 31, 2026, when the full $6,000,000 and $15,000,000, respectively, will become due.

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

On June 23, 2023, the funding date of the Stream, the RCD was repaid by the Company granting a royalty for 1.85% of life-of-mine gross revenue (the “Royalty”) from mining claims historically worked as described above. A 1.35% rate will apply to claims outside of these areas. The Company has accounted for the Royalty as a sale of mineral properties (refer to note 7 for further detail). The Company has recognized a gain of $6,980,932 in the consolidated statements of (loss) income and comprehensive (loss) income for the year ending December 31, 2023.

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

In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification. As a result of the modification the company reported a gain of $366,201 in the gain (loss) on debt modification of the consolidated statement of loss for year ended December 31, 2024 (gain of $58,657 for the year ended December 31, 2023).

The CD1 is convertible into Common Shares at a price of C$0.30 per Common Share, subject to stock exchange approval.

$15,000,000 Series 2 Convertible Debenture (CD2)

The Company closed the $15,000,000 CD2 on June 17, 2022. The CD2 bears interest at an annual rate of 10.5%, payable in cash or common stock at the Company’s option, and matured on March 31, 2025. The CD2 is secured by a pledge of the Company’s properties and assets, and is convertible into Company common stock at a price of C$0.29 per share at Sprott’s election at any time through the maturity date. The repayment terms included 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on the maturity date.

Concurrent with the funding of the Stream in June 2023, the Company and Sprott agreed to amend the maturity date of the CD2 from 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on March 31, 2025, to payment in full on March 31, 2026, and that the CD2 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment or Sprott elects to exercise its share conversion option. The Company determined that the amendments to the terms of the CD2 should not be treated as an extinguishment of the CD2 and have therefore been accounted for as a modification. As a result of the modification the company reported a gain of $941,861 in the gain (loss) on debt modification of the consolidated statement of loss for year ended December 31, 2024 (loss of $3,833 for the year ended December 31, 2023).

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates using the binomial lattice methodology based on a Cox-Ross-Rubenstein (“CRR”) approach:

Reference (1)(2)	Valuation date	Maturity date	Contractual Interest rate	Stock price ($)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note(3)	12-31-23	03-31-26	7.50%	0.098	115%	8.41%	4.18%	18.89%
CD2 note (3)	12-31-23	03-31-26	10.50%	0.098	115%	8.41%	4.18%	20.79%
CD1 note(3)	12-31-24	03-31-28	7.50%	0.113	105%	4.72%	4.28%	15.45%
CD2 note(3)	12-31-24	03-31-29	10.50%	0.113	105%	5.03%	4.34%	17.89%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $0.208 and CD2 is $0.202 as of December 31, 2024. The conversion price of the CD1 is $0.227 and CD2 is $0.219 as of December 31, 2023.

The resulting fair values of the CD1, RCD, and CD2 at December 31, 2024, and as of December 31, 2023, were as follows:

Instrument Description	December 31, 2024	December 31, 2023
CD1	$5,494,151	$5,244,757
CD2	13,898,481	13,458,570
Total	$19,392,632	$18,703,327

The total (loss) gain on fair value of debentures recognized during the year ended December 31, 2024 and December 31, 2023, was $(890,258) and $1,673,776, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive loss. During the year ended December 31, 2024 and December 31, 2023, the Company recognized $(1,107,109) and $554,787 respectively, within other comprehensive loss. Interest expense for the year ended December 31, 2024 and 2023 was $2,030,548 and $2,368,233 respectively. At December 31, 2024 interest of $510,411 ($510,411 at December 31, 2023) is included in interest payable on the consolidated balance sheets. During the year ended December 31, 2024, the Company issued shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures recognizing a loss on extinguishment of debt of $397,016 ($268,889 in the year ended December 31, 2023) in the consolidated statements of loss and comprehensive loss.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was in compliance with all such covenants as of December 31, 2024.

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

On June 23, 2023, the Company repaid the outstanding principal and interest on the Bridge Loan recognizing a loss on extinguishment of debt of $222,754 in the consolidated statements of loss and comprehensive loss. Interest expense for year ended December 31, 2024, was $nil compared to $346,550 for the year ended December 31, 2023.

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

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the consolidated statements of loss and comprehensive loss.

The Company determined the effective interest rate of the Stream obligation to be 10.7% and recorded accretion expense on the liability of $4,003,934 for the year ended December 31, 2024 ($2,516,593 for the year ended December 31, 2023) recognized in the consolidated statement of loss and comprehensive loss, accretion expense on the liability of $1,615,066 for the year ended December 31, 2024 ($233,407 for the year ended December 31, 2023) capitalized into the process plant (note 6) on the consolidated balance sheets and loss on revaluation of the liability of $230,000 for the year ended December 31, 2024 ($3,128,956 for the year ended December 31, 2023), bringing the liability to $56,987,000 as of December 31, 2024. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 676,000,000 lbs of zinc, 366,000,000 lbs of lead, 8,800,000 oz of silver over 14 years and commodity prices of 1.20 $/lb to 1.27 $/lb for zinc, 0.94 $/lb to 0.97 $/lb for lead, and 27.61 $/oz to $31.7 $/oz for silver.

$21,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years. Any amounts drawn will bear interest of 10% per annum, from the later of the Funding Date and June 30, 2027 to the date of repayment in full, at the rate of per cent 15.0% per annum, which is payable annually in cash or capitalized at the Company’s election. The maturity date of any drawings under the Debt Facility will be June 30, 2030. For every $5,000,000 or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20,000,000.

On December 12, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (Note 7). On December 19, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (Note 7). The Company recorded accretion expense on the debt facility of $31,280 for the year ended December 31, 2024 ($nil for the year ended December 31, 2023), bringing the net liability to $9,236,610 as of December 31, 2024.

The Company performs quarterly testing of the covenants in the debt facility and was in compliance with all such covenants as of December 31, 2024.

Silver Loan

On August 8, 2024, the Company entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”). On August 8, 2024, the Company closed the first tranche Silver Loan in the principal amount of $16,422,039, being the number of U.S. dollars equal to 609,805 ounces of silver. After deduction of financing costs and the first year interest, the Company received $13,225,005. The Silver Loan is for a term of three years, secured against the Company’s assets and repayable in cash or silver ounces. The Silver Loan bears interest at the rate of 15% per annum, payable in cash or silver ounces on the last day of each quarterly interest period. On September 25, 2024, the Company closed the second tranche Silver Loan in the principal amount of $6,369,000, being the number of U.S. dollars equal to 200,000 ounces of silver. After deduction of financing costs and the first year interest the Company received $5,352,438. On November 6, 2024, the Company closed the third tranche Silver Loan in the principal amount of $6,321,112, being the number of U.S. dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first year interest the Company received $5,422,474. On November 8, 2024, the Company closed the fourth tranche Silver Loan in the principal amount of $1,250,000, being the number of U.S. dollars equal to 39,620 ounces of silver. After deduction of financing costs and the first year interest the Company received $1,076,563. On December 30, 2024, the Company closed the fifth tranche Silver Loan in the principal amount of $1,478,847, being the number of U.S. dollars equal to 50,198 ounces of silver. After deduction of financing costs and the first year interest the Company received $1,201,781.

In connection with closing of the First Tranche, the Company issued a total of 1,280,591 Warrants to Monetary Metals & Co. (the “Tranche 1 Warrants”). The Tranche 1 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 1 Warrants will be C$0.16.

In connection with closing of the Second Tranche, the Company issued a total of 400,000 Warrants to Monetary Metals & Co. (the “Tranche 2 Warrants”). The Tranche 2 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 2 Warrants will be C$0.16.

In connection with closing of the Third and Fourth Tranches, the Company issued a total of 476,793 Warrants to Monetary Metals & Co. (the “Tranche 3 & 4 Warrants”). The Tranche 3 & 4 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 3 & 4 Warrants will be C$0.12.

The Company determined that in accordance with ASC 815 Derivatives and Hedging, the Silver Loan is valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. The BDT model models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk-adjusted rate
Tranche 1	Aug 8, 2024	Aug 8, 2027	15%	31.5%	3.86%	12.92%	16.78%
Tranche 2	Sep 25, 2024	Aug 8, 2027	15%	31.0%	3.49%	11.02%	14.51%
Tranche 3	Nov 6, 2024	Aug 8, 2027	15%	28.0%	4.21%	4.46%	15.78%
Tranche 4	Nov 8, 2024	Aug 8, 2027	15%	28.5%	4.21%	4.76%	16.30%
Tranche 5	Dec 30, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.23%	16.54%
Tranche 1, 2, 3, 4, & 5	Dec 31, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.53%	16.54%

The resulting fair values of the Silver Loan at December 31, 2024, and as of the issuance date, were as follows:

Reference	Dec 31, 2024	Aug 8, 2024
Silver Loan	$31,802,708	$13,225,005

The loss on changes in fair value of Silver Loan recognized on the consolidated statements of loss and comprehensive loss during the year ended December 31, 2024, was $2,820,533 compared to $nil for the year ended December 31, 2023. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income (loss) during the year ended December 31, 2024, was $2,703,914, compared to $nil for the year ended December 31, 2023.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of December 31, 2024.

Other Interest

During the year ended December 31, 2024, and December 31, 2023 the Company recognized $nil and $1,708 respectively of other interest expense.

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

In March 2023, the Company amended the exercise price and expiry date of 10,416,667 warrants which were previously issued in a private placement to Teck on May 13, 2022 in consideration for the Company’s acquisition of the Pend Oreille process plant. The warrant entitled the holder thereof to purchase one share of Common Share of the Company at an exercise price of C$0.37 per Warrant at any time on or prior to May 12, 2025. The Company amended the exercise price of the warrants from C$0.37 to C$0.11 per Warrant and the expiry date from May 12, 2025, to March 31, 2023, resulting in a gain on modification of warrants of $214,714. In March 2023, Teck exercised all 10,416,667 warrants at an exercise price of C$0.11, for aggregate gross proceeds of C$1,145,834 to the Company. During the quarter ended March 31, 2023, the Company recognized a change in derivative liability of $400,152 relating to the Teck warrants using the following assumptions: volatility of 120%, stock price of C$0.11, interest rate of 3.42% to 4.06%, and dividend yield of 0%.

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

In October 2024, in connection with closing of the Second Tranche, the Company issued 400,000 Warrants to Monetary Metals & Co. The Tranche 2 Warrants will be exercisable until August 8, 2027, at an exercise price of C$0.16.

In October 2024, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2024.

In October 2024, the Company issued 5,175,000 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2024.

In October 2024, the Company issued 750,000 shares of common stock in connection with settlement of DSUs.

In November 2024, the Company issued 21,000 shares of common stock in connection with settlement of RSUs.

In November 2024, in connection with closing of the Third & Fourth Tranche, the Company issued 476,793 Warrants to Monetary Metals & Co. The Tranche 3 & 4 Warrants will be exercisable until August 8, 2027, at an exercise price of C$0.12.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at December 31, 2024 and December 31, 2023:

November 2024 warrants	December 31, 2024	Grant Date
Expected life	950 days	996 days
Volatility	95%	105%
Risk free interest rate	2.96%	3.14%
Dividend yield	0%	0%
Share price (C$)	$0.155	$0.125
Fair value	$32,374	$26,752
Change in derivative liability	$5,622

October 2024 warrants	December 31, 2024	Grant Date
Expected life	950 days	1,041 days
Volatility	95%	105%
Risk free interest rate	2.96%	2.84%
Dividend yield	0%	0%
Share price (C$)	$0.155	$0.16
Fair value	$25,881	$29,780
Change in derivative liability	$(3,899)

August 2024 warrants	December 31, 2024	Grant Date
Expected life	950 days	1,095 days
Volatility	95%	105%
Risk free interest rate	2.96%	3.25%
Dividend yield	0%	0%
Share price (C$)	$0.155	$0.16
Fair value	$82,857	$98,493
Change in derivative liability	$(15,636)

March 2023 warrants	December 31, 2024	December 31, 2023
Expected life	451 days	817 days
Volatility	24%	24%
Risk free interest rate	2.96%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.155	$0.11
Fair value	$915,046	$281,085
Change in derivative liability	$633,961

April 2022 special warrants issuance	December 31, 2024	December 31, 2023
Expected life	91 days		457 days
Volatility	70%		110%
Risk free interest rate	2.96%		3.88%
Dividend yield	0%		0%
Share price (C$)	$0.155		$0.11
Fair value	$1		$546,592
Change in derivative liability	$(546,591)	$

April 2022 non-brokered issuance	December 31, 2024	December 31, 2023
Expected life	91 days		457 days
Volatility	70%		110%
Risk free interest rate	2.96%		3.88%
Dividend yield	0%		0%
Share price (C$)	$0.155		$0.11
Fair value	$1		$21,252
Change in derivative liability	$(21,251)	$

June 2022 issuance	December 31, 2024	December 31, 2023
Expected life	91 days	457 days
Volatility	70%	110%
Risk free interest rate	2.96%	3.88%
Dividend yield	0%	0%
Share price (C$)	$0.155	$0.11
Fair value	$1	$17,589
Change in derivative liability	$(17,588)

February 2021 issuance	December 31, 2024	December 31, 2023
Expected life	405 days	771 days
Volatility	70%	110%
Risk free interest rate	2.96%	3.88%
Dividend yield	0%	0%
Share price	$0.155	$0.11
Fair value	$44,465	$367,349
Change in derivative liability	$(322,884)

June 2019 issuance	December 31, 2024	December 31, 2023
Expected life	365 days	731 days
Volatility	70%	110%
Risk free interest rate	2.96%	3.88%
Dividend yield	0%	0%
Share price	$0.155	$0.11
Fair value	$9,724	$226,570
Change in derivative liability	$(216,846)

August 2019 issuance	December 31, 2024	December 31, 2023
Expected life	365 days	731 days
Volatility	70%	110%
Risk free interest rate	2.96%	3.88%
Dividend yield	0%	0%
Share price	$0.155	$0.11
Fair value	$14,945	$348,211
Change in derivative liability	$(333,266)

Warrants

		Weighted	Weighted
		Average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2022	162,129,064	$0.49	$0.17
Issued	51,633,727	0.15	0.05
Exercised	(10,416,667)	0.11	0.12
Expired	(58,284,148)	0.50	0.27
Balance, December 31, 2023	145,061,976	$0.37	$0.09
Issued	2,157,384	0.15	0.07
Balance, December 31, 2024	147,219,360	$0.37	$0.09

At December 31, 2024, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
August 8, 2027	0.16	1,680,591	1,680,591
August 8, 2027	0.12	476,793	476,793
		147,219,360	147,219,360

During the year ended December 31, 2024, 10,416,667 May 2022 Teck warrants were exercised

Compensation options

At December 31, 2024, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2022	5,470,799	$0.34
Issued – March 2023 Compensation Options (i)	2,070,258	0.15
Expired – August 2020 Compensation Options	(3,239,907)	0.35
Balance, December 31, 2023	4,301,150	0.24

Balance, December 31, 2023	4,301,150	0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, December 31, 2024	2,070,258	$0.15

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026 (i)	$0.15	2,070,258	$111,971
		2,070,258	$111,971

(i)	Exercisable into one March 2023 Unit.

Stock options

The following table summarizes the stock option activity during the years ended December 31, 2024 and 2023:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2022	9,320,636	$0.51
Expired September 30, 2023	(200,000)	0.60
Expired November 25, 2023	(150,000)	0.15
Balance, December 31, 2023	8,970,636	$0.52
Granted August 1, 2024	87,493	0.16
Expired October 24, 2024	(1,575,000)	0.60
Expired October 31, 2024	(1,037,977)	0.34
Balance, December 31, 2024	6,445,152	$0.52

(i)	On August 1, 2024, 87,493 stock options were issued to an employee of the Company, which vest on August 1, 2025. These options have a 5-year life and are exercisable at C$0.16 per share of common stock. The grant fair value of the options was estimated at $7,242. The vesting of these options resulted in stock-based compensation of $3,016 for the year ended December 31, 2024, which is included in the operation and administration expense of the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
October 2019	1.54%	0%	100%	C$0.50	5 years
April 2020	0.44%	0%	100%	C$0.50	5 years
February 2021	0.64%	0%	100%	C$0.34	5 years
November 2022	3.22%	0%	120%	C$0.15	5 years
August 2024	3.09%	0%	91%	C$0.16	5 years

The following table reflects the stock options issued and outstanding as of December 31, 2024:

			Number of
	Remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.55	0.30	5,957,659	5,957,659	1,536,764
0.15	2.90	400,000	400,000	37,387
0.16	4.59	87,493	-	7,242
		6,445,152	6,357,659	$1,581,393

The vesting of stock options during the year ended December 31, 2024, resulted in stock-based compensation expenses of $36,386 ($147,592 for the year ended December 31, 2023).

12. Income per Share

Potentially dilutive securities include convertible debentures payable, warrants, broker options, stock options, and unvested RSU. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Year ended December 31, 2024	Year ended December 31, 2023
Net loss for the year	(25,341,623)	(13,432,539)

Basic loss per share Weighted average number of shares of common stock - basic	340,244,856	280,354,631
Net loss per share – basic	(0.07)	(0.05)
Net loss for the period	(25,341,623)	(13,432,539)
Dilutive effect of convertible debentures	-	-
Dilutive effect of warrants on net income	-	-
Diluted net loss for the year	(25,341,623)	(13,432,539)
Weighted average number of shares of common stock - basic	340,244,856	280,354,631
Diluted effect:
Stock options and RSUs	-	-
Weighted average number of shares of common stock - fully diluted	340,244,856	280,354,631
Net loss per share - fully diluted	(0.07)	(0.05)

13. RSU’s

Effective March 25, 2020, the board of directors approved a RSU Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the year ended December 31, 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2022	4,822,741	$0.22
Granted (i, ii, iii)	10,844,993	0.23
Vested	(5,809,217)	0.24
Forfeited	(2,813,990)	0.20
Unvested as at December 31, 2023	7,044,527	$0.24
Granted (iv, v)	9,720,403	0.11
Vested	(2,667,436)	0.23
Forfeited	(71,000)	0.50
Unvested as at December 31, 2024	14,026,494	$0.15

(i)	On June 1, 2023, the Company granted 4,067,637 RSUs to executives and employees of the Company, which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $355,420 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii)	On June 4, 2023, the Company granted 42,000 RSUs to a consultant of the Company, vested immediately. The vesting of these RSUs resulted in stock-based compensation of $7,825 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii)	On July 4, 2023, the Company granted 6,735,356 RSUs to executives and employees of the Company, which vest in one-third increments on March 31 of 2024, 2025 and 2026. The vesting of these RSUs resulted in stock-based compensation of $344,515 for the year ended December 31, 2023, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iv)	On January 29, 2024, the Company granted 672,450 RSUs to executives and employees of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $50,000 for the year ended December 31, 2024, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(v)	On March 13, 2024, the Company granted 9,047,953 RSUs to executives and employees of the Company, which vest in one-third increments on March 31 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $361,690 for the year ended December 31, 2024, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The vesting of RSUs during the year ended December 31, 2024, resulted in stock-based compensation expense of $836,691 (949,114 for the year ended December 31, 2023), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

14. DSU’s

Effective April 21, 2020, the board of directors approved a DSUs Plan to grant DSUs to its directors. The DSU Plan permits the eligible directors to defer receipt of all or a portion of their retainer or compensation until termination of their services and to receive such fees in the form of cash at that time.

Upon vesting of the DSUs or termination of service as a director, the director will be able to redeem DSUs based upon the then market price of the Company’s common stock on the date of redemption in exchange for cash.

The following table summarizes the DSU activity during the years ended December 31, 2024 and 2023:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2022	2,710,000	$0.97
Granted (i, ii)	1,857,280	0.22
Vested (i, iii, iv)	(3,071,826)	0.55
Unvested as at December 31, 2023	1,495,454	$0.90
Granted (v, vi)	2,865,363	0.13
Vested (ii)(v)	(4,023,342)	0.41
Unvested as at December 31, 2024	337,475	$0.16

(i)	On July 4, 2023, 1,611,826 DSUs were issued to the Company’s Directors which vested immediately.

(ii)	On July 6, 2023, 245,454 DSUs were issued to one of the Company’s Directors which vests on July 6, 2024.

(iii)	On April 21, 2023, 1,250,000 DSUs for one of the Company’s Directors vested.

(iv)	On July 1, 2023, 210,000 DSUs for one of the Company’s Directors vested.

(v)	On April 1, 2024, 1,907,840 DSUs were issued to the Company’s Directors which vested immediately.

(vi)	On October 1, 2024, 337,475 DSUs were issued to one of the Company’s Directors which vests on October 1, 2025.

In October 2024 the Company settled 1,051,787 DSUs by issuing 750,000 shares of common stock at C$0.16 a share and cash payment $46,304 to a certain director of the Company. The vesting of DSU’s during the year ended December 31, 2024, resulted in stock-based compensation of $482,994 (a stock-based recovery of $4,416 for the year ended December 31, 2023). The fair value of each DSU is $0.11 as of December 31, 2024 and $0.08 as of December 31, 2023.

15. Commitments and contingencies

As stipulated in the agreement with the EPA and as described in Note 9, the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ (as done formerly by the EPA) invoices the Company on an annual basis for the actual water treatment costs, which may exceed the recognized estimated costs significantly. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year.

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

16. Income taxes

At December 31, 2024, and December 31, 2023, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21.0% (December 31, 2023 – 21.0%) to pretax loss from operations for the periods ended December 31, 2024 and December 31, 2023 as follows:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023

(Loss) before income taxes	$(26,880,213)	$(10,843,949)
Expected income tax (recovery)	(5,644,845)	(2,277,229)
Change in estimates in respect of prior periods	104,648	(340,768)
Change in tax rate	135,998	-
Change in fair value of derivative liability	(176,059)	(495,605)
State and local taxes, net of federal benefit	(463,643)	463,643
Loss on debt settlement	37,723	124,154
Other	39,876	(75,605)
Change in valuation allowance	4,427,712	5,190,000
Total	$(1,538,590)	$2,588,590

The components of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$9,692,247	$15,583,299
Mining interests	7,097,179	7,000,260
EPA liabilities	2,282,217	2,565,870
Stream debenture	15,212,680	13,903,560
Lease liabilities	67,178	113,990
Other deferred tax assets	2,489,658	993,979
Total deferred tax assets	36,841,159	40,160,958
Valuation allowance	(35,631,961)	(29,214,112)
Total deferred tax assets	1,209,198	10,946,846
Deferred tax liabilities:
Deferred revenue	-	(12,526,577)
Convertible debentures	(429,087)	(615,508)
Right of use assets and lease obligations	(202,381)	(167,506)
Equipment	(577,730)	(224,553)
Unrealized foreign exchange gain	-	(1,292)
Total deferred tax liabilities	(1,209,198)	(13,535,436)
Net deferred tax liabilities	$-	$(2,588,590)

The potential income tax benefit of net deferred tax assets has been offset by a full valuation allowance.

At December 31, 2024 and December 31, 2023, the Company has an unused net operating loss carryforward balance of $37,379,170 and $58,145,638, respectively, that is available to offset future taxable income. The net operating loss carryforwards generated before 2018 expire between 2031 and 2037. The losses generated in 2018 and later tax years do not expire.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company incurred income tax benefit of $(1,538,590) for the year ended December 31, 2024, and incurred $2,588,590 of income tax expense for the year ended December 31, 2023. The Company’s effective income tax rate for 2024 was 5.8% compared to -23.4% for 2023. The effective tax rate for 2024 differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue on receipt, the recognition of the Stream proceeds in current year taxable income, and due to changes in the valuation allowance established to offset net deferred tax assets.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015 through 2024.

17. Operating Expenses

	Year Ended
	December 31
	2024	2023
Operating expenses
General administration expenses	$11,709,118	$7,995,201
Salaries, wages, and consulting fees	3,940,024	3,605,373
Total	$15,649,142	$11,600,574

18. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Consulting fees, wages and bonus	$1,400,278	$1,104,075

At December 31, 2024 and December 31, 2023, $24,658 and $67,800, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

(i) During the year ended December 31, 2024, Richard Williams (Director and Executive Chairman) billed $412,152 (year ended December 31, 2023 - $286,253) for wages and bonus payment for services to the Company. At December 31, 2024, $nil is owed to Richard Williams (December 31, 2023 - $67,800) for consulting services, with all amounts included in accounts payable and accrued liabilities.

During the year ended December 31, 2024, 2,556,566 RSUs were issued to Richard Williams which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $102,198 for the year ended December 31, 2024.

During the year ended December 31, 2023, 1,588,800 RSUs were issued to Richard Williams which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $103,688 for the year ended December 31, 2023.

During the year ended December 31, 2023, 894,199 RSUs were issued to Richard Williams which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $157,765 for the year ended December 31, 2023.

(ii) During the year ended December 31, 2024, the Company incurred $454,296 in payroll expense and bonus payment for Sam Ash (CEO) (year ended December 31, 2023 - $318,924) for services to the Company. At December 31, 2023, $nil (December 31, 202 - $nil) is payable and included in accrued liabilities.

During the year ended December 31, 2024, 2,876,137 RSUs were issued to Sam Ash which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $114,973 for the year ended December 31, 2024.

During the year ended December 31, 2023, 1,787,400 RSUs were issued to Sam Ash which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $116,649 for the year ended December 31, 2023.

During the year ended December 31, 2023, 945,841 RSUs were issued to Sam Ash which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $166,876 for the year ended December 31, 2023.

(iii) During the year ended December 31, 2024, Gerbrand van Heerden billed $362,000 (year ended December 31, 2023, $132,000) for wages and bonus payment for services to the Company. At December 31, 2024, $nil (year ended December 31, 2023, $nil) is payable, including reimbursable expenses, and included in accrued liabilities.

During the year ended December 31, 2024, 672,450 RSUs were issued to Gerbrand van Heerden which vested on January 26, 2025. The vesting of these RSUs resulted in stock-based compensation of $46,448 for the year ended December 31, 2024.

During the year ended December 31, 2024, 504,034 RSUs were issued to Gerbrand van Heerden which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $20,149 for the year ended December 31, 2024.

(iv) During the year ended December 31, 2024, the Company incurred $nil in payroll expense and bonus payment for David Wiens (Former CFO) (year ended December 31, 2023, $246,673) for services to the Company.

During the year ended December 31, 2023, 1,456,400 RSUs were issued to David Wiens which will vest in one third increments on March 31, 2024, March 31, 2025, and March 31, 2026. The vesting of these RSUs resulted in stock-based compensation of $nil for the year ended December 31, 2023.

During the year ended December 31, 2023, 902,365 RSUs were issued to David Wiens which vested immediately. The vesting of these RSUs resulted in stock-based compensation of $159,206 for the year ended December 31, 2023.

(v) During the year ended December 31, 2024, Pam Saxton (Director) billed $41,299 (year ended December 31, 2023 - $34,832) for consulting services to the Company. On April 1, 2024, the Company issued 476,960 DSU’s to Pam Saxton which vested immediately. On July 4, 2023, the Company issued 431,739 DSU’s to Pam Saxton which vested immediately.

(vi) During the year ended December 31, 2024, Cassandra Joseph (Director) billed $21,178 (year ended December 31, 2022 - $34,832) for consulting services to the Company. On April 1, 2024, the Company issued 620,048 DSU’s to Cassandra Joseph which vested immediately. On July 4, 2023, the Company issued 431,739 DSU’s to Cassandra Joseph which vested immediately. In October 2024 the Company settled 1,051,787 DSUs by issuing 750,000 shares of common stock at C$0.16 a share and cash payment $46,304 to Cassandra Joseph.

(vii) During the year ended December 31, 2024, the Company incurred $34,185 in director fees for Mark Cruise (year ended December 31, 2023 - $31,240). At December 31, 2024, $2,933 is owed to Mark Cruise (December 31, 2023 - $nil) for consulting services. On April 1, 2024, the Company issued 476,960 DSU’s to Mark Cruise which vested immediately. On July 4, 2023, the Company issued 374,174 DSU’s to Mark Cruise which vested immediately.

(viii) During the year ended December 31, 2024, Paul Smith (Director) billed $43,009 (year ended December 31, 2023 - $19,322) for consulting services to the Company. On April 1, 2024, the Company issued 476,960 DSU’s to Paul Smith which vested immediately. On July 5, 2023, the Company issued 245,454 DSU’s to Paul Smith which vest on July 5, 2024.

(ix) During the year ended December 31, 2024, Dickson Hall (Director) billed $43,448 (year ended December 31, 2023 - $nil) for consulting services to the Company. At December 31, 2024, $21,725 is owed to Dickson Hall (December 31, 2023 - $nil) for consulting services. On April 1, 2024, the Company issued 476,960 DSU’s to Dickson Hall which vested immediately. On July 4, 2023, the Company issued 374,174 DSU’s to Dickson Hall which vested immediately.

x) During the year ended December 31, 2024, Kelli Kast (Director) billed $9,875 (year ended December 31, 2023 - $nil) for consulting services to the Company. On October 1, 2024, the Company issued 337,475 DSU’s to Kelli Kast which vested on October 1, 2025.

Sprott Transactions

In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and CD2 from March 31, 2026, to March 31, 2029, and that CD1 and CD2 would remain outstanding until the new maturity dates unless the Company elects to exercise its option of early repayment.

In December 2024, the Company drew $10,000,000 on the debt facility. As consideration for Sprott advancing the debt facility the Company granted a royalty for 1.0% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey and a 0.70% rate will apply to claims outside of these areas.

In June 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company.

Concurrent with the funding of the stream in June 2023, the Company repaid the outstanding principal and interest on the Bridge Loan.

Concurrent with the funding of the stream in June 2023, the Company closed a $21,000,000 debt facility with Sprott which is available for draw at the Company’s election for a period of 2 years.

Concurrent with the funding of the Stream in June 2023, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2025, to March 31, 2026, and CD2 from 3 quarterly payments of $2,000,000 each beginning June 30, 2024, and $9,000,000 on March 31, 2025, to payment in full on March 31, 2026.

19. Segment Reporting

The Company’s sole focus is the development and restart of its 100% owned Bunker Hill Mine in Idaho, USA. As of December 31, 2024, and December 31, 2023, the Company had one single reportable segment, which is the Bunker Hill Mine. The executive team, consisting of the CEO, CFO and Executive Chairman, uses the following measurements to manage the business. The chief operating decision maker of the Bunker Hill Mine is the CEO.

	December 31
	2024	2023

Total assets	$97,601,550	$61,989,678
Interest income	$655,125	$1,107,093
Interest expense & accretion	$(8,091,412)	$(7,124,527)
Net (loss) for the year	$(25,341,623)	$(13,432,539)

20. Subsequent events

Share Issuance

On January 8, 2025, the Company issued 1,053,335 shares of common stock to satisfy $120,000 owed to a certain service provider of the Company as of December 31, 2024.

On January 14, 2025, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2024.

On January 27, 2025, the Company issued 672,450 shares of common stock in connection with settlement of RSUs.

On January 29, 2025, the Company issued 621,500 shares of common stock to satisfy $60,000 owed to a certain service provider of the Company as of December 31, 2024.

On March 13, 2025, the Company’s board of directors approved an amendment to the vesting schedule of certain RSUs previously granted to certain directors and officers of the Company under the Company’s amended and restated restricted stock unit incentive plan (the “RSU Plan”) on November 2, 2022, July 4, 2023 and March 13, 2024, such that an aggregate of 5,562,419 RSUs granted to such directors, officers and employees will now vest on May 1, 2025 rather than on March 13, 2025 or March 31, 2025, as applicable. All other terms of such RSUs remain the same.

Warrant Issuance

On January 7, 2025, in connection with the Silver Loan, the Company issued 100,397 Bonus Warrants to Monetary Metals. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$0.15. Each such warrant is exercisable until August 8, 2027.

Debt Facility

On January 17, 2025, the Company drew $5,000,000 on the debt facility.

On January 31, 2025, the Company drew the final $6,000,000 on the debt facility.

As consideration for Sprott advancing $11,000,000 of the debt facility, the Company granted a royalty for 1.0% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.70% rate will apply to claims outside of these areas.

Unsecured Promissory Note

On March 21, 2025, the company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”) to ensure sufficient short-term funding to keep the Project on track while the Private Placements close. The Note will bear interest at 12% per annum, with such interest being capitalized and added to the principal amount outstanding under the Note monthly. The Note will be available in multiple advances, at the discretion of Teck, and is payable on demand from Teck. On March 21, 2025, the Company received $763,000 advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. As of March 28, 2025, the principal outstanding on the unsecured promissory note is $3,088,000.

Restricted Cash

During the year end December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000. As a result of this payment the Company’s letter of credit requirement decreased by $1,500,000 and the restricted cash balance (utilized as collateral for letters of credit) decreased by the same amount from $4,475,000 as of December 31, 2024, to $2,975,000 on January 20, 2025.

Restructuring of Outstanding Debt alongside up to $45,000,000 Equity Financing and Provision of New Standby Facility

In March 2025, the Company announced a restructuring of outstanding debt alongside an equity financing of up to $45,000,000 and a new standby facility agreement for $10,000,000. The planned brokered private placement equity offering for minimum aggregate gross proceeds of $10,000,000 (C$14,370,000), and up to maximum aggregate gross proceeds of $15,000,000 (C$21,555,000) (the “Brokered Offering”). Teck has agreed to contribute, through a non-brokered private placement, $2 for every $1 raised through the Brokered Offering in aggregate, with a minimum lead order of $6,600,000 and total gross proceeds of up to $30,000,000 (C$43,110,000)1 (collectively, the “Non-Brokered Offering” and together with the Brokered Offering, the “Private Placements”), subject to shareholder approval, closing of the debt restructuring transactions and other customary closing conditions. Proceeds will be used to support the construction, start-up, and ramp-up of the Project. In connection with the Non-Brokered Offering, the Company and Teck have amended the subscription agreement dated March 5, 2025, to, among other things, amend the closing condition thereunder requiring the Company to raise aggregate gross proceeds of at least $20,000,000 under the Brokered Offering to a minimum of at least $10,000,000.

In accordance with the TSX-V policies, the approval of the Company’s stockholders will be required with respect to Teck becoming a Control Person (over 20% ownership in the Company). In lieu of a special meeting of its stockholders, the Company intends to obtain the written consent of disinterested stockholders holding more than 50% of the current issued and outstanding Common Shares (the “Stockholder Consent”), which Stockholder Consent will exclude any votes held by Teck and its Affiliates or Associates (each as defined in the TSX-V policies).

Also in connection with the Non-Brokered Offering, the Company and its wholly-owned subsidiary Silver Valley Metals Corp. (“Silver Valley”) announced its intention to enter into a standby facility agreement with Teck (or an affiliate thereof) pursuant to which, among other things, Teck will provide an uncommitted revolving standby prepayment facility of up to $10,000,000 to the Company (the “SP Facility”), which will be available to the Company until the earlier of (i) June 30, 2028, and (ii) the date on which the Project hits 90% of name plate capacity or the date on which the Company is cash positive for a quarter, unless terminated earlier by Teck. The SP Facility will bear interest at a to-be-agreed-basis per annum, calculated and capitalized quarterly.

The Company announced its intention to restructure, either directly or indirectly, its existing debt financing package with Sprott Streaming and certain other creditors on the following principal terms:

a.	the amendment and restatement of the Series 1 secured convertible debentures in the aggregate principal amount of $6,000,000 (collectively, the “Series 1 CDs”) previously issued to Sprott Streaming and certain other creditors, maturing on March 31, 2028, pursuant to which, among other things, (i) the rate of interest of the Series 1 CDs will be reduced from 7.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$0.30 per Common Share, will be reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms will be amended;
b.	the amendment and restatement of the Series 2 secured convertible debentures in the aggregate principal amount of $15,000,000 (collectively, the “Series 2 CDs”) previously issued to Sprott Streaming, maturing on March 31, 2029, pursuant to which, among other things, (i) the rate of interest of the Series 2 CDs will be reduced from 10.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$0.29 per Common Share, will be reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms will be amended;

1Based on a USD/CAD exchange rate of 1.4370 as published by the Bank of Canada on March 5, 2025.

c.	the exchange of a $46,000,000 multi-metals stream previously entered into with Sprott Streaming, which currently applies to up to 10% of payable metals sold from the Project and expires on June 23, 2063 (the “Stream”), for the Series 3 CDs, the Sprott Tranche II Shares and the Third Royalty referred to and defined below under paragraph (A) below;
d.	the cancellation of the royalty put option previously granted to Sprott Streaming, pursuant to which, among other things, upon the occurrence of an event of default under any of the Series 1 CDs and the Series 2 CDs, Sprott Streaming may require the Company to purchase the First Royalty (as defined below);
e.	the amendments of certain royalty interests granted to Sprott Streaming (collectively, the “First Royalty”), currently applying to certain primary, residual and other claims comprising the Project (with the royalty percentage being between 1.35% to 1.85% based on the type of claim), pursuant to which, among other things, the First Royalty will be consolidated into one 1.85% life-of-mine gross revenue royalty applying to both primary and secondary claims comprising the Project, which will also include additional surface and mineral rights recently acquired by the Company or Silver Valley, as applicable; and
f.	the amendment and restatement of the loan agreement with respect to the existing senior secured credit facility in the aggregate principal amount of $21,000,000 advanced by Sprott Streaming (the “Debt Facility”), maturing on June 30, 2030 and secured by first-ranking interests and charges on all of the property and assets of the Company and its wholly-owned subsidiary Silver Valley Metals Corp., pursuant to which (i) the sliding scale royalty payable in connection with advances thereunder (the “Second Royalty Amendments”) will be fixed at 1.5% for both the primary and secondary claims comprising the Project and (ii) the Company’s royalty buyback option thereunder will be cancelled; the foregoing amendments will also be reflected in an amendment to the additional royalty granted to Sprott in connection with the Debt Facility,
g.	the Company and Monetary Metals Bond III LLC (together with its affiliates, “Monetary Metals”) enter into an amending agreement to the note purchase agreement dated August 8, 2024, as previously by amended by a first amending agreement dated November 11, 2024 (the “MM NPA”), the parties intend to, among other things, (i) reduce the interest rate payable on advances under the existing loan by Monetary Metals to Silver Valley Metals Corp., a wholly-owned subsidiary of the Company, in the aggregate principal amount equal to the U.S. dollar equivalent of up to 1,200,000 troy ounces of silver (the “Silver Loan”) from 15% to 13.5%; (ii) clarify the calculation of the cash flow sweep; (iii) extend the availability date for advances of the Silver Loan from January 31, 2025 to June 30, 2025; and (v) in connection with any advances of the Silver Loan, to provide for the issuance of bonus warrants (“Bonus Warrants”) in such number and on such terms as to be agreed upon between the parties before issuance and subject to prior approval from the TSX-V (however, in any event, the aggregate number of Bonus Warrants issued to Monetary Metals under the Silver Loan will not exceed the maximum amount of 3,000,000 allowable under the MM NPA).

In consideration for, and in connection with, the Debt Amendments, the Company intends to, either directly or indirectly:

a.	in consideration for the exchange of the Stream pursuant to the terms of a recapitalization agreement to be entered into among the Company, Teck, and Sprott Streaming, (i) issue to Sprott Streaming, on a private placement basis, two senior secured Series 3 convertible debentures in the aggregate principal amount of $4,000,000 (the “Series 3 CDs”) which, once issued, will (a) mature on June 30, 2030, (b) bear interest at an accrued rate of 5.0%, which interest shall be capitalized until the beginning of 2028 or an event of default, and (c) otherwise have terms substantially similar to the terms of the Series 1 CDs, (ii) issue up to 200,000,000 Common Shares at the Offering Price (“Sprott Tranche II Shares”) and (iii) grant Sprott Streaming an additional 1.65% life-of-mine gross revenue royalty on both the primary and secondary claims comprising the Project (the “Third Royalty”);
b.	enter into a debt settlement agreement with Sprott Streaming, pursuant to which, among other things, Sprott Streaming will convert $6,000,000 outstanding under the Debt Facility, together with all accrued and unpaid interest thereon, in consideration of up to 58,142,857 Common Shares at the Offering Price (“Sprott Tranche I Shares”) and the Second Royalty Amendments (the “Sprott Loan Conversion”);
c.	enter into an amended and restated intercreditor agreement with, among others, the Company, Teck, Monetary Metals and Sprott Streaming pursuant to which certain payment terms under the First Royalty, the Second Royalty Amendment, Third Royalty, the Series 1CDs, the Series 2 CDs, the Series 3 CDs and the Debt Facility will be waived, restricted or otherwise revised during the term in which the Company has any outstanding obligations owing under the SP Facility;

The Company is unable to predict the outcome of these financing transactions or any future financing or strategic transactions that we may pursue or whether any such efforts will be successful. There can be no assurance that these financing transactions will close as anticipated. In addition, our ability to complete these financing transactions and any future financing or strategic transactions depends on a number of factors, including the state of the global commodity, credit and equity markets. If we are unable to complete these financings transactions, complete new capital transactions or obtain additional financings on acceptable terms or at all, we will face significant liquidity challenges. Refer to Part I, Item 1.A “Risk Factors” for a discussion of additional risks relating to our liquidity.

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

As of the end of the period covered by this report, the Company’s management, including its principal executive and principal financial officers, made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of December 31, 2024.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of December 31, 2024.

Changes in Disclosure Controls and Procedures and Internal Control Over Financial Reporting

There has been no change in the Company’s disclosure controls and procedures and internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding disclosure controls and procedures and internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K). In addition, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2024. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	46	April 14, 2020
Richard Williams	Executive Chairman and Director	58	March 27, 2020
Gerbrand van Heerden	CFO and Corporate Secretary	48	November 1, 2023
Mark Cruise	Director	54	June 30, 2022
Cassandra Joseph	Former Director	53	November 2, 2020
Kelli Kast	Director	58	October 1, 2024
Dickson Hall	Director	72	January 5, 2018
Pamela Saxton	Director	72	October 30, 2020
Paul Smith	Director	54	July 5, 2023

Biographical Information

Sam Ash was a Partner at Barrick Gold Corp. (“Barrick”) from 2015 to 2018 and held various roles over a nine year tenure between 2009 and 2018. His role at Barrick included three years as General Manager of the Lumwana Copper Mine in Zambia (2016–2018), Technical Support Manager to Barrick’s Copper Business Unit (2014–2016), General Support Manager on the Cortez Mine in Nevada (2012–2014) and Chief Engineer leading the roll-out of new Underground Mining standards in the USA and Tanzania (2011–2012). Prior to his time at Barrick, Mr. Ash served as Manager of New Operations for Veris Gold Corp. (formerly, Yukon-Nevada Gold Corp.), primarily on the Jerritt Canyon Mine in Nevada, and also as an Underground Mine Supervisor with Drummond Company, Inc. He achieved a Masters’ Degree in Leadership and Strategy at the London Business School and has a BS in Mining Engineering from the University of Missouri Rolla.

Richard Williams is an experienced mining executive and organizational leader with an established track-record of transformational leadership within the mining industry and other demanding environments. He is currently an advisor to companies facing complex operational, political or ESG challenges. Formerly the Chief Operating Officer of Barrick (2015–2018) and the company’s Executive Envoy to Tanzania (2017–2018), he has also served as Chief Executive Officer of the Afghan Gold and Minerals Company (2010-2014), non-executive director of Trevali Mining Corporation (2019–2022) and as a non-executive director of Gem Diamonds Limited (2007–2015). Prior to his commercial mining experience, Mr. Williams served as the Commanding Officer of the British Army’s Special Forces Regiment, the SAS. He holds an MBA from Cranfield University, a BSc in Economics from University College London and an MA in Security Studies from Kings College London.

Gerbrand van Heerden is an experienced financial executive with over 20 years of mining industry experience. From May 2020 to October 2023, Mr. van Heerden served as the Chief Financial Officer of BMC Minerals Limited. From November 2017 to May 2020, he served in various roles at Trevali Mining Corporation, including as Chief Financial Officer and Senior Vice President of Business Development/Finance. From March 2013 to October 2017, Mr. van Heerden served as the Chief Financial Officer of Rosh Pinah Zinc Corporation (Proprietary) Limited, a subsidiary of Glencore Plc. From October 2005 to March 2013, he served in various roles at Metorex Limited, including as General Manager of Metorex Commercial Services, a finance executive, and as Group Financial Controller. Mr. van Heerden started his professional career as a Tax and Assurance Manager with Deloitte. He is a CPA registered with the Chartered Professional Accountants of British Columbia and a CA(SA) registered in South Africa and holds a Bachelor of Commerce (Honors) Degree in Accounting from the University of Johannesburg.

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

Kelli C. Kast has nearly 30 years of in-house legal experience, including twenty years as a top legal officer in the mineral resource industry. Ms. Kast currently serves as the Vice President, General Counsel and Chief Administrative Officer of Rare Element Resources, Ltd. (“RER”) (since July 2024). Prior thereto, she served in various capacities for RER including as a consultant (June 2015 through June 2024), interim President and CEO (March 2024 through May 2024), Director (August 2022 through August 2024) and as the Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary (July 2012 through May 2015). Prior to her tenure with RER, she served as Coeur d’Alene Mines Corporation’s Sr. Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from May 2009 to April 2012, and as the Vice President, General Counsel and Corporate Secretary from May 2005 to April 2009. From 2004 to 2005, Ms. Kast served as Corporate Counsel for HealtheTech Inc. From 1997 to 2003, she served as the Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. Ms. Kast earned her Juris Doctor from the University of South Dakota School of Law and her Bachelor’s degree from the University of Idaho.

Dickson Hall is a proven financial executive in director international resource sector. Since August 2016, he has been a partner in Valuestone Advisors Limited, manager of Valuestone Global Resources Fund 1, a mining fund associated with Jiangxi Copper Corporation and China Construction Bank International. Mr. Hall has more than 40 years’ experience in the resource field, much of it in Asia. From 2005 to 2016, he directed corporate development efforts in Asia for Hunter Dickinson Inc. (HDI), raising capital, establishing strategic partnerships and broadening the Asian shareholder base for HDI public companies. From 2007 to 2011, he was Senior Vice President of Continental Minerals Corporation, which developed the Xietongmen copper-gold project in Tibet, China before selling to China’s Jinchuan Group in 2011 for $446 million. Since 2014 Mr. Hall has been a director and Investment Committee member of Can-China Global Resources Fund, an energy and mining fund backed by the Export-Import Bank of China. Mr. Hall currently serves as a non-executive director of New Pacific Metals Corp. (since 2022) and Arcland Resources Inc (since 2023, and he previously served as a non-executive director of Nova Canada Enterprises (2001–2004), Stepstone Enterprises Ltd. (2001–2004), Kona Bay Technologies Inc. (2004–2020), CY Oriental Holdings Ltd. (2007–2011), Baikal Forest Corp. (2011–2012), Hylands International Holdings Inc. (2013–2016), Nanotech Security Corp. (2015–2019), and Bexar Ventures Inc. (2018–2020). Mr. Hall is a graduate of the University of British Columbia (BA, MA) and has diplomas from Beijing University and Beijing Language Institute.

Pam Saxton is an experienced mining company executive and independent director. She currently serves as a director of Rare Element Resources, Ltd. (since August 2024). She has served on the Board of Timberline Resources Corporation and as Audit Committee Chair from May 2021 to August 2024 and was a Board Member and Audit Committee Chair at Pershing Gold Corporation from 2017 to 2019. She also has served on the Board of Aquila Resources Inc. from 2019 to 2021 and served on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited from 2021 to 2022. As an executive, she served as Executive Vice President and CFO for Thompson Creek Metals Company (2008–2016) and as CFO for NewWest Gold Corporation (2006-2007). Having started her professional life working as an auditor for Arthur Andersen in Denver, Colorado, her career has included senior finance appointments in the American natural resources industry, including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations. Ms. Saxton is qualified to serve on the Board by virtue of her expertise in finance, accounting and auditing matters.

Paul Smith is a natural resource strategist and subject matter expert. Mr Smith was the former Head of Strategy at Glencore (LON: GLEN) (2011–2020), and Chief Financial Offer of the DRC-based Glencore subsidiary Katanga Mining (2019–2020). He is currently a non-executive director at Seadrill (NYSE: SSDRL) (since November 2021) and a director at Echion Technologies Ltd (since August 2021). He is the founder of Energy Reach Partners, Voltaire Minerals Partners and Collingwood Capital Partners. He trained as an accountant before working as an investment banker at Close Brothers and Credit Suisse. He is based in Zug, Switzerland and leads the Growth Committee of the board of directors of the Company.

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

Insider Trading Arrangements and Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s principal executive officer, chief financial officer and all other executive officers. The information contained below represents compensation paid, distributed or accrued to the Company’s officers for their work related to the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Richard Williams	2024	285,000	-	208,328	-	-	-	-	493,328
Executive Chairman	2023	240,000	-	433,765	-	127,152	-	-	800,917
Sam Ash	2024	311,250	-	234,369	-	-	-	-	545,619
Chief Executive Officer	2023	270,000	-	477,376	-	143,046	-	-	890,422

Gerbrand van Heerden(3) Chief Financial Officer	2024	312,000	-	91,072	-	-	-	-	403,072

	2023	52,000	80,000	-	-	-	-	-	132,000
David Wiens(4)	2024	-	-	-	-	-	-	-	-
Former Chief Financial Officer	2023	199,998	-	185,673	-	46,675	-	3,600	435,946

(1)	The amounts reported in the above table reflect the aggregate grant date fair value of RSU awards, calculated in accordance with FASB ASC Topic 718. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements, as set forth in Note 10 to this Annual Report on Form 10-K. All 2023 and 2024 C$ amounts have been converted to $ using the C$/US$ exchange rate as of the applicable grant date.

(2)	The short-term incentive plan amounts earned with respect to 2024 have not been finalized as of the date of this report and will be disclosed in the Company’s proxy statement.
(3)	Gerbrand van Heerden became the Company’s CFO on November 1, 2023.
(4)	David Wiens resigned as the Company’s CFO on October 31, 2023.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding as of December 31, 2024, for each of the named executive officers.

Outstanding Equity Awards At 2024 Fiscal Year-End

	Option Awards(1)			Stock Awards(1)
Name of NEO and Position	Number of shares of common stock underlying unexercised Options (#) exercisable	Number of shares of common stock underlying unexercised Options (#) unexercisable	Option exercise price (C$)	Option expiration date	Number of shares or units of shares that have not vested (#)		Market or payout value of share awards that have not vested ($)(6)
Richard Williams, Executive Chairman	-	-	-	-	370,252	(2)	39,884
	-	-	-	-	1,059,200	(3)	114,098
	-	-	-	-	2,556,566	(4)	275,396
	3,957,659	-	0.55	4/20/2025	-
Sam Ash, CEO	-	-	-	-	416,533	(2)	44,869
	-	-	-	-	1,191,600	(3)	128,361
	-	-	-	-	2,876,137	(4)	309,821
Gerbrand van Heerden, CFO	-	-	-	-	672,450	(5)	72,437
	-	-	-	-	504,034	(4)	54,295
David Wiens, Former CFO	-	-	-	-	-		-

(1)	All C$ amounts have been converted to $ using the C$/US$ exchange rate as of December 31, 2024.

(2)	These restricted stock units (“RSUs”) vested on March 31, 2025.

(3)	Half of these RSUs vested on March 31, 2025, and the other half vests on March 31, 2026.

(4)	One-third of these RSUs vested on March 13, 2025, and the balance will vest in equal increments on March 13, 2026, and March 13, 2027.

(5)	These RSUs vested on January 26, 2025.

(6)	Value is equal to the number of outstanding awards multiplied by C$0.155, the closing price on the TSXV for the shares of common stock on December 31, 2024.

Long-Term Incentives and Compensation Plans

As part of its overall compensation, the Company provides for time-based RSUs, DSUs and options (“Options,” and collectively with RSUs and DSUs, “Awards”) that may be granted to employees, officers and eligible consultants and directors of the Company and its affiliates. Recipients of Awards are defined as “Participants”.

The aim of the Company’s compensation program is to attract and retain highly qualified executives and to link compensation to performance and shareholder value. The compensation therefore must be sufficiently competitive to achieve this objective. The Board considers a number of factors in order to determine compensation, including the Company’s contractual obligations, the individual’s performance and other qualitative aspects of the individual’s performance and achievements, the amount of time and effort the individual will devote to the Company and the Company’s financial resources.

The Company’s compensation program is comprised of:

(a)	A base salary or management fee arrangement and benefits. The base salaries or management fee arrangements and benefits paid to the key executives are not based on any specific formula and are set so as to be competitive with other companies of similar size and state of development in the mineral industry. This component of the Company’s compensation program also includes sign-on incentives, which may be issued in the form of cash, RSUs, DSUs or Options.
(b)	A short-term incentive program in the form of bonuses. Cash bonuses are paid to key executives based on individual, team and Company performance and the executive’s position in the Company. Any bonus awards are at the sole discretion of the Board.
(c)	Long-term incentives consist of DSUs, RSUs, and Options which provide the Board with additional long-term incentive mechanisms to align the interests of the directors, officers, employees or consultants of the Company with shareholder interests. These incentives also provide for, among other things, an accelerated vesting of awards in the event of a change in control, thereby aligning the Company’s practices with current corporate governance best practices regarding a change in control.

The Board believes that equity-based compensation plans are the most effective way to align the interests of management with those of shareholders. Long-term incentives must also be competitive and align with the Company’s compensation philosophy.

The Company does not have a pension plan that provides for payments or benefits to its executive officers.

Termination and Change of Control Benefits

Change of Control Agreements

The Company has provided change of control benefits to NEO’s to encourage them to continue their employment in the event of a purchase, sale, reorganization, or other significant change in the business.

If the employment agreement of the senior officer is terminated by the Company without just cause, or resigns for good reason pursuant to the terms of the employment agreement, in each case at any time within 12 months of a change of control, the Company is required to make a lump sum severance payment equal to 24 months of base salary. In addition, at such time all Awards shall be deemed to have vested, and all restrictions and conditions applicable to such Awards shall be deemed to have lapsed and the Awards shall be issued and delivered.

Employment Agreements

The Company has employment agreements with the Executive Chairman, CEO, CFO, Vice President Business Development and Vice President Investor Relations, which provide for compensation and certain other benefits and for severance payments under certain circumstances. These agreements also contain clauses that become effective upon a change of control of the Company, as described above. The Company may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined events in the various employment agreements.

Policies and Practices for Granting Certain Equity Awards

While we do not have a formal written policy in place with regard to the timing of awards of Options in relation to the disclosure of material non-public information, the Board does not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and/or directors at the same time each year, typically in connection with our first meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Board, and the exercise price of Options is the closing market price of Bunker Hill common stock on the immediately preceding business day of the grant.

During the fiscal year ended December 31, 2024, we did not award any Options to an NEO in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material non-public information, and ending one business day after the filing or furnishing of such report.

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation. The Board determines the amount of director compensation and has appointed the compensation committee of the Board to make recommendations regarding director compensation.

The following table provides information regarding compensation paid to the Company’s directors (other than a director who was a NEO) during the year ended December 31, 2024:

Director	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Dickson Hall	43,448	43,922	87,370
Mark Cruise	34,185	43,922	78,107
Kelli Kast	9,875	39,985	49,860
Paul Smith	43,009	43,922	86,931
Pam Saxton	41,299	43,922	85,221
Cassandra Joseph	21,178	57,099	78,277

(1)	Represents DSUs granted to our non-employee directors. The amounts reported in this table reflect the grant date fair value of the DSUs computed in accordance with FASB ASC Topic 718 based on the share price on the applicable date of grant. For Messrs. Hall, Cruise, Smith and Mses. Saxton and Joseph, the DSUs were calculated using a share price of C$0.125 and for Ms. Kast, the DSUs were calculated using a share price of C$0.16. For Messrs. Hall, Cruise, Smith and Mses. Saxton and Joseph, the DSUs reported in this table vested on April 1, 2024 and for Ms. Kast, the DSUs reported in this table vest on October 1, 2025.
(2)	At December 31, 2024, the aggregate number of DSUs outstanding for each non-employee director were as follows: Mr. Hall – 851,134; Mr. Cruise – 1,061,134; Ms. Kast – 337,475; Mr. Smith – 722,414; Ms. Saxton – 908,699; Mr. Williams – 5,000,000 and Ms. Joseph – 0.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the number of shares of Bunker Hill common stock owned beneficially by each director and named executive officer of the Company as of March 21, 2025 (unless another date is specified by footnote below), and by all current directors and executive officers of Bunker Hill as a group:

	Amount and Nature of Beneficial Ownership *
Name of Individual or Group (a)	Shares		Percent of Class (b)
Richard Williams, Executive Chairman	10,711,234	(c)	2.9%
Sam Ash, CEO and Director	6,722,758	(d)	1.9%
Gerbrand van Heerden, CFO	938,746	(e)	**
Dickson Hall, Director	736,000	(f)	**
Pamela Saxton, Director	504,000	(g)	**
Mark Cruise, Director	350,000	(h)	**
Kelli Kast, Director	-		**
Paul Smith, Director	-		**
Current Directors and Executive Officers as a Group (a total of 8 persons)	19,962,738		5.4%

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed. Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual or entity has or shares voting power or investment power, and any shares that the individual or entity has the right to acquire within 60 days of March 21, 2025, including through the exercise of any option, warrant, or right. For each individual or entity that holds options, warrants or rights to acquire shares, the shares of Bunker Hill common stock underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of Bunker Hill common stock is calculated. That Bunker Hill common stock is not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.

(a)	Except as otherwise indicated below, the address and telephone number of each of these persons is c/o Bunker Hill Mining Corp., 300-1055 West Hastings Street, Vancouver, British Columbia V6E2E9, Canada and (604-417-7952), respectively.

(b)	Based on a total of 359,438,769 shares of Bunker Hill common stock outstanding as of March 21, 2025.

(c)	Includes (i) 4,453,916 shares of common stock, (ii) 3,957,659 shares subject to stock options exercisable within 60 days of March 21, 2025, (iii) 547,619 shares subject to warrants exercisable within 60 days of March 21, 2025, and (iv) 1,752,040 shares subject to RSUs convertible within 60 days of March 21, 2025.

(d)	Includes (i) 3,763,210 shares of common stock, (ii) 988,503 shares subject to warrants exercisable within 60 days of March 21, 2025, and (iii) 1,971,045 shares subject to RSUs convertible within 60 days of March 21, 2025.

(e)	Includes (I ) 770,735 shares of common stock and (ii) 168,011 shares subject to RSUs convertible within 60 days of March 21, 2025.

(f)	Includes (i) 368,000 shares of common stock and (ii) 368,000 shares subject to warrants exercisable within 60 days of March 21, 2025.

(g)	Includes (i) 294,000 shares of common stock and (ii) 210,000 shares subject to warrants exercisable within 60 days of March 21, 2025.

(h)	Includes (i) 175,000 shares of common stock and (ii) 175,000 shares subject to warrants exercisable within 60 days of March 21, 2025.

Holders of More Than 5% of Bunker Hill Common Stock

The following table sets forth information (as of the date indicated) as to all persons or groups known to Bunker Hill to be beneficial owners of more than 5% of issued and outstanding shares of Bunker Hill common stock as of March 21, 2025, unless otherwise indicated below.

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class (a)
Sprott Asset Management LP, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2600, P.O. Box 26, Toronto, Ontario M5J 2J1, Canada	146,761,392	(b)	32.1%
Sprott Asset Management USA, Inc., 320 Post Road, Suite 230, Darien, Connecticut 06820
Resource Capital Investment Corp., 1910 Palomar Point Way, Suite 200, Carlsbad, California 92008
Teck Resources Limited, 550 Burrard street, Suite 3300, Vancouver, BC V6C 0B3, Canada	26,736,112	(c)	7.4%

(a)	Based on a total of 359,438,769 shares of Bunker Hill common stock outstanding as of March 21, 2025.

(b)	Includes (i) 49,251,875 shares of common stock as of January 10, 2025, (ii) 339,000 shares subject to warrants exercisable within 60 days of March 21, 2025, and (iii) 97,170,517 shares subject to convertible debentures convertible within 60 days of March 21, 2025. This information is based on a Form 8-K filed on the EDGAR website (www.sec.gov) on March 5, 2025.

(c)	Includes (i) 23,784,723 shares of common stock as of January 10, 2025, and (ii) 2,951,389 shares subject to warrants exercisable within 60 days of March 21, 2025. This information is based on a Form 8-K filed on the EDGAR website (www.sec.gov) on March 5, 2025.

Equity Compensation Plan

The following table provides information as of December 31, 2024, with respect to shares of common stock that may be issued pursuant to Options granted under the Bunker Hill Mining Corp. Amended and Restated Stock Option Plan (the “Option Plan”) and the vesting of RSUs granted under the Amended and Restated Restricted Stock Unit Incentive Plan of the Company (the “RSU Plan”).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding Options and RSUs (a)	Weighted-average exercise price of outstanding Options (b) (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Option Plan	6,445,152	0.52	28,524,710
RSU Plan	14,026,493	N/A	7,516,576
Total	20,471,645		36,041,286

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

Director Independence

The Company’s common stock is currently traded on the TSXV and the OTCQB and as such, is not subject to the rules of any national securities exchange that requires that a majority of a listed company’s directors and specified committees of its board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this document with respect to director independence, the Company has used the definition of “independent director” within the meaning of National Instrument 52-110 – Audit Committees adopted by the Canadian Securities Administration and as set forth in the Marketplace Rules of the NASDAQ, which defines an “independent director” generally as being a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Pam Saxton, Kelli Kast, Mark Cruise, Dickson Hall and Paul Smith have been determined to be “independent” directors of the Company. Mr. Williams is not independent due to his position with the Company as the Executive Chairman and Mr. Ash is not independent due to his position as Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023, and is expected to serve in that capacity for the ensuing year 2025. Principal accounting fees for professional services rendered for the Company by MNP LLP for the years ended December 31, 2024 and 2023 are summarized in the following table:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit	$116,756	$119,599
Audit related	110,983	93,663
Tax	-	2,603
All other	8,145	50,043
Total	$235,884	$265,908

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Liberty Silver Corp., effective as of January 30, 2015 (incorporated by reference to Exhibit 3.9 to the Form S-1 filed on October 27, 2020)
3.1.1	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations, effective as of September 29, 2017 (incorporated by reference to Exhibit 3.7 to the Form 8-K filed on September 18, 2017)
3.1.2	Certificate of Change, effective as of May 3, 2019 (incorporated by reference to Exhibit 3.10 to the Form S-1 filed on October 27, 2020)
3.1.3	Certificate of Amendment, dated as of June 17, 2020 (incorporated by reference to Exhibit 3.11 to the Form S-1 filed on October 27, 2020)
3.1.4	Certificate of Amendment, dated as of November 17, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 18, 2022)
3.1.5	Certificate of Correction, dated as of December 6, 2022 (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
3.2	Amended and Restated Bylaws of Liberty Silver Corp., dated as of December 21, 2012 (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Warrant Indenture, dated as of August 14, 2020 (incorporated by reference to Exhibit 4.1 to the Form S-1 filed on October 27, 2020)
4.2	Form of Warrant Certificate, dated as of February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.3	Underlying Warrant Indenture, dated as of April 1, 2022, by and between Bunker Hill Mining Corp. and Capital Transfer Agency (incorporated by reference to Exhibit 10.13 to the Form S-1 filed on May 2, 2022)
4.4	Special Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
4.5	Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
4.6	Supplemental Warrant Indenture, dated as of June 6, 2024, by and among Bunker Hill Mining Corp., Capital Transfer Agency ULC, and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on July 30, 2024)
4.7	Form of Bunker Hill Mining Corp. Non-Transferable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 14, 2024)
10.1	Settlement Agreement and Order on Consent for Response Action by Bunker Hill Mining Corp., effective as of May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 21, 2018)
10.1.1	First Amendment to the Settlement Agreement with EPA, effective as of December 19, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2022)
10.2	Purchase and Sale Agreement for the Bunker Hill Mine, dated as of December 15, 2023, by and among Placer Mining Corporation, William Pangburn and Shirley Pangburn, as sellers, and Silver Velley Metals Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 3, 2022)
10.3	Form of Secured Convertible Debenture, dated as of January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 4, 2022)
10.4	Secured Royalty Convertible Debenture, dated as of January 7, 2022, held by Sprott Private Resource Streaming and Royalty (Collector), LP (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 4, 2022)
10.5	Omnibus Agreement Amendment, dated as of January 28, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other party named therein (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 12, 2024)

Exhibit No.	Description

10.6	Second Omnibus Amendment Agreement, dated as of June 17, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.7	Third Omnibus Amendment Agreement, dated as of December 5, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.7 to the Form 10-K filed on March 12, 2024)
10.8	Fourth Omnibus Amendment Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 29, 2023)
10.9	Fifth Omnibus Amendment Agreement, dated as of August 8, 2024, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 14, 2024)
10.10	Asset Sale and Purchase Agreement for the Pend Oreille Process Plant, dated as of March 1, 2022, by and between Silver Valley Metals Corp. and Teck Washington Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2022)
10.11	Series 2 Convertible Debenture, dated as of June 17, 2022, held by the holder named therein (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.12	Bridge Loan Facility, dated as of December 5, 2022, by and between Bunker Hill Mining Corp., as borrower, Silver Balley Metals Corp., as guarantor, and the lenders named therein (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.13	Form of Subscription Agreement for Special Warrant Financing, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and each Purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2023)
10.14‡	Metals Purchase Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp., as seller, Bunker Hill Mining Corp., and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 29, 2023)
10.15‡	Loan Agreement, dated as of June 23, 2023, by and among Bunker Hill Mining Corp., as borrower, Silver Valley Metals Corp., as guarantor, and the lenders and agent named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 29, 2023)
10.16	First Amendment to Loan Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., as borrower, Silver Valley Metals Corp., as guarantor, and the lenders and agent named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on August 14, 2024)
10.17	Royalty Agreement, dated as of June 23, 2023, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantee, and grantee and royalty holder named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 29, 2023)
10.18‡	Secured Promissory Note Purchase Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., as borrower, and Monetary Metals Bond III LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2024)
10.19	Form of Secured Promissory Note, dated as of August 8, 2024, issued by Silver Valley Metals Corp., as borrower, for the benefit of Monetary Metals Bond III LLC, as holder (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 14, 2024)
10.20‡	Royalty Put Option Agreement, dated as of July 22, 2022, by and among Sprott Private Resource Streaming and Royalty (Collector), LP, the Company, and Silver Valley Metals Corp. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 7, 2024)
10.21‡	Amended and Restated Royalty Put Option Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and Sprott Private Resource Streaming and Royalty (US Collector), LP (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 14, 2024)
10.22†	Subscription Agreement, dated as of March 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2025)
10.23†	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Incentive Plan, effective as of May 16, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2024)
10.24†	Bunker Hill Mining Corp. Amended and Restated Stock Option Plan, effective as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2023)
10.25†	Bunker Hill Mining Corp. Deferred Share Unit Plan, effective as of April 21, 2020 (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on March 12, 2024)
10.26†	Form of Board Member Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 12, 2024)
19.1*	Securities Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-KT filed on April 1, 2021)
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Resource Development Associates Inc.
23.4*	Consent of Robert H. Todd
23.5*	Consent of Peter Kondos
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
96.1	S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur d’Alene Mining District, Shoshone County, Idaho, USA (incorporated by reference to Exhibit 96.1 to the Form 10-K filed on April 17, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President, Principal Executive Officer

By:	/s/ Gerbrand Van Heerden
Gerbrand Van Heerden, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2025	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	March 28, 2025	By:	/s/ Gerbrand Van Heerden
		Name:	Gerbrand Van Heerden
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 28, 2025	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	March 28, 2025	By:	/s/ Dickson Hall
		Name:	Dickson Hall
		Title:	Director

Date:	March 28, 2025	By:	/s/ Mark Cruise
		Name:	Mark Cruise
		Title:	Director

Date:	March 28, 2025	By:	/s/ Kelli Kast
		Name:	Kelli Kast
		Title:	Director

Date:	March 28, 2025	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

Date: March 28, 2025	By:	/s/ Paul Smith
	Name:	Paul Smith
	Title:	Director

