Form 10-Q
period 2025-03-31
Bunker Hill Mining Corp.
filed 2025-05-14
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of Common Stock outstanding as of May 13, 2025: 359,626,269

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine (as defined below) and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction and operation and the sources of funds to pay for such costs;
●	availability of liquidity and capital resources;
●	our ability to successfully complete the debt restructure and equity financing announced in 1Q 2025; or close it timely such as to be able to meet our near term financial obligations;
●	our ability to achieve the full amount of funding support from Teck Resources, Sprott Private Resource Streaming & Royalty Corp. (“Sprott”) and Monetary Metals & Co. under existing or pending agreements;
●	our ability to secure additional required capital , in addition to the previously received funding and announced capital restructure funding, to complete the development of the Bunker Hill Mine and corporate needs; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements include:

●	the sufficiency of existing cash resources to enable us to continue operations for the next 12 months as a going concern;
●	our ability to successfully complete the debt restructure and equity financing announced in 1Q 2025; or close it timely such as to be able to meet our near term financial obligations;
●	our lead concentrate offtake agreement may not be reached, which could result in less favorable commercial terms for the sale of concentrates;
●	our ability to secure or close offtake financing, which could have an adverse effect on the Company’s financial position and a negative impact the Company’s ability to secure additional funding from Sprott or an alternative capital provider;
●	our ability to achieve our targeted production timeline for the Bunker Hill Mine which would increase the Company’s required capital needs through the completion of the project;
●	our ability to secure additional funding, which would impact our ability to commence operations or continue operations of the Bunker Hill Mine;
●	payment bonds securing the EPA cost recovery costs may not be renewed or not be renewable on acceptable terms;
●	the Company has a history of losses and expects to continue to incur losses in the future;

●	commodity price volatility could have dramatic effects on the results of our planned operations and the Company’s ability to execute its business plan;
●	the impact of potential new and/or increased tariffs and other trade restrictions on the global trade industry;
●	the Company’s development and production plans, and cost estimates, in the our technical reports may vary and/or not be achieved;
●	the Idaho Department of Environmental Quality (“IDEQ”) wastewater treatment costs payable by the Company are not controlled by the Company;
●	estimates of mineral reserves and resources are subject to evaluation uncertainties that could materially impact the Bunker Hill Mine project;
●	we are subject to significant governmental regulations that affect our current and planned operations;
●	our ability to obtain required permits and licenses to place our Bunker Hill Mine into production;
●	our ability to attract, retain and adequately staff key professionals to commission and operate the mine and mill;
●	our activities are subject to environmental laws and regulations that may increase its costs of doing business and restrict its operations;
●	regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company’s business;
●	land reclamation requirements for the Company’s properties may be burdensome and expensive;
●	social and environmental activism may have an adverse effect on the reputation and financial condition of the Company or its relationship with the communities in which it operates;
●	metal prices are highly volatile and can impact our ability to profitably operate;
●	a shortage of equipment and supplies could adversely affect our ability to operate its business;
●	joint ventures and other partnerships, including offtake arrangements, may expose the Company to risks;
●	the Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage its growth effectively could have a material adverse effect on our business and financial condition.;
●	title to the Company’s properties may be subject to other claims that could affect its property rights and claims;
●	the Company may be unable to secure surface access or purchase required surface rights;
●	the Company’s properties and operations are subject to litigation claims, including the current Crescent Mine litigation;
●	the Company’s operations are dependent on information technology systems that may be subject to network disruptions or cyber-attacks;
●	the Company’s common stock is thinly traded and the price can be volatile and as a result, investors could lose all or part of their investment;
●	the Company’s common stock is currently deemed a “penny stock”, which may make it more difficult for investors to sell their shares;
●	investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of common stock if the Company issues additional employee/director/consultant stock options or other stock-based compensation or if the Company sells additional shares of common stock and/or warrants to finance its operations;
●	the issuance of additional shares of common stock may negatively impact the trading price of the Company’s securities;
●	risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024; and
●	other factors, many of which are beyond our control.

This list is not exhaustive of all the risk factors that may affect our forward-looking statements.

Although we have attempted to identify important factors that could cause actual results, performance, or achievements to differ materially from those described in forward-looking statements, there may be other factors that could cause results, performance, or achievements not to be as anticipated, estimated, intended, or expected. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements may vary, possibly materially, from those anticipated, estimated, intended, or expected. We caution readers not to place undue reliance on any such forward-looking statements. Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2024. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, and all amendments thereto.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

Unaudited

	March 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$2,356,538	$3,786,277
Restricted cash (note 8)	2,975,000	4,475,000
Accounts receivable and prepaid expenses (note 3)	564,382	690,358
Prepaid financing costs	529,863	-
Asset held for sale	40,000	40,000
Spare parts inventory	341,004	341,004
Total current assets	6,806,787	9,332,639

Non-current assets
Long term deposit	244,807	254,106
Equipment (note 4)	1,605,310	1,741,981
Right-of-use asset (note 4)	714,437	758,125
Land	309,861	309,861
Bunker Hill Mine and mining interests (note 6)	19,094,706	18,795,591
Process plant (note 5)	74,150,170	66,409,247
Total assets	$102,926,078	$97,601,550

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 15)	$12,042,441	$14,678,901
Accrued liabilities	1,636,978	5,210,939
Current portion of lease liability (note 7)	185,175	189,368
Deferred share units liability (note 11)	878,680	929,466
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of stream debenture	2,592,377	4,063,253
Interest payable (note 9)	499,315	522,485
Teck promissory note (note 9)	3,095,097	-
Current income tax payable (note 13)	1,050,000	1,050,000
Total current liabilities	24,980,063	29,644,412

Non-current liabilities
Lease liability (note 7)	19,965	62,282
Series 1 convertible debenture (note 9)	5,364,818	5,494,151
Series 2 convertible debenture (note 9)	13,565,280	13,898,481
Stream debenture (note 9)	51,204,163	52,923,747
Silver loan (note 9)	36,379,996	31,802,708
Debt facility (note 9)	20,060,254	9,236,610
Environment protection agency cost recovery liability, net of discount (note 8)	5,957,242	5,549,229
Derivative warrant liability (note 10)	669,648	1,125,295
Total liabilities	158,201,429	149,736,915

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 1,500,000,000 common shares authorized; 359,438,769 and 349,698,625 shares of common stock issued and outstanding, respectively (note 10)	358	348
Additional paid-in-capital (note 10)	62,407,044	61,233,369
Accumulated other comprehensive income	(969,819)	(3,002,361)
Accumulated deficit	(116,712,934)	(110,366,721)
Total shareholders’ deficiency	(55,275,351)	(52,135,365)
Total shareholders’ deficiency and liabilities	$102,926,078	$97,601,550

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Operating expenses (note 14)	$(2,909,374)	$(3,787,631)

Other income or gain (expense or loss)
Interest income	63,329	291,330
Change in derivative liability (note 10)	462,763	(263,943)
(Loss) on fair value of convertible debentures (note 9)	(78,364)	(157,232)
(Loss) on fair value of silver loan	(6,068,932)	-
Gain on foreign exchange	1,732	5,654
Interest expense (note 7,8,9)	(2,210,998)	(2,083,735)
Financing costs (note 10)	(7,116)	-
Gain (loss) on stream debentures (note 9)	4,699,460	(217,000)
(Loss) on debt settlement (note 9)	(298,713)	(70,093)
Other income	-	694
(Loss) for the period pre tax	(6,346,213)	(6,281,956)
Deferred income tax recovery (note 13)	-	699,920
(Loss) for the period	(6,346,213)	(5,582,036)

Other comprehensive income (loss), net of tax
Gain on change in FV on own credit risk (note 9)	2,032,542	288,372
Other comprehensive income	2,032,542	288,372
Comprehensive (loss)	(4,313,671)	(5,293,664)

Net (loss) per common share – basic	$(0.02)	$(0.02)
Net (loss) per common share – fully diluted	$(0.02)	$(0.02)

Weighted average common shares – basic	357,438,769	329,407,128
Weighted average common shares – fully diluted	357,438,769	329,407,128

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Operating activities
Net (loss) for the period	$(6,346,213)	$(5,582,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	133,775	336,927
Depreciation expense	161,894	90,814
Change in fair value of warrant liability	(462,763)	263,943
Deferred tax expense	-	(699,920)
Change in fair value of silver loan	6,068,932	-
Interest expense on lease liability (note 7)	8,907	27,008
Financing costs	7,116	-
Loss on debt settlement	298,713	70,093
(Gain) loss on debt modification	(4,699,460)	217,000
Accretion of liabilities	1,695,679	1,551,867
Loss on fair value of convertible debentures	78,364	157,232
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(394,588)	(104,603)
Accounts payable	455,629	608,475)
Accrued liabilities	(329,008)	(304,831)
Interest payable	487,241	504,864
Net cash (used in) operating activities	(2,835,782)	(2,863,167)

Investing activities
Process plant	(12,550,192)	(2,596,535)
Mine improvements	(1,583,445)	(495,050)
Purchase of machinery and equipment	-	(264,634)
Net cash (used in) investing activities	(14,133,637)	(3,356,219)

Financing activities
Proceeds from debt facility	11,000,000	-
Proceeds from Teck promissory note	3,095,097	-
Lease payments	(55,417)	(198,668)
Net cash (used in) provided by financing activities	14,039,680	(198,668)
Net change in cash	(2,929,739)	(6,418,054)
Cash, beginning of period	8,261,277	26,578,596
Cash, end of period	$5,331,538	$20,160,542

Supplemental disclosures
Non-cash activities
Financing cooperation fee settled with common shares	$179,998	$-
Interest payable settled with common shares	$510,404	$580,498

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$5,331,538	$20,160,542
Less restricted cash	2,975,000	6,476,000
Cash end of period	$2,356,538	$13,684,542

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	184,561	-	-	184,561
Shares issued for interest payable	7,392,859	7	795,144	-	-	795,151
Shares issued for RSUs vested	672,450	1	(1)	-	-	-
Shares issued for services	1,674,835	2	193,971	-	-	193,973
OCI	-	-	-	2,032,542	-	2,032,542
Net (loss) for the period	-	-	-	-	(6,346,213)	(6,346,213)
Balance, March 31, 2025	359,438,769	$358	$62,407,044	$(969,819)	$(116,712,934)	$(55,275,351)

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation	-	-	873,076	-	-	873,076
Shares issued for interest payable	23,619,707	24	2,427,541	-	-	2,427,565
Shares issued for DSUs vested	750,000	1	83,801	-	-	83,802
Shares issued for RSUs vested	2,667,436	2	(2)	-	-	-
OCI	-	-	-	(3,811,023)	-	(3,811,023)
Net (loss) for the period	-	-	-	-	(25,341,623)	(25,341,623)
Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2025

(Expressed in U.S. Dollars)

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

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $116,712,934 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. The Company has announced a debt restructure and equity offering, however, there is no assurance these transactions will be finalized, and if finalized, the timing of such finalizations. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Tariff War

The Company’s operations could be adversely affected by the effects of the tariff war between the United States of America and other countries around the world. The Company cannot accurately predict the impact the crisis will have on its operations and the ability of contractors to meet their obligations with the Company, including uncertainties relating the severity of its effects, the duration of the conflict, and the length and magnitude of restrictions imposed by governments. In addition, the crisis could adversely affect the economies and financial markets of the U.S. in general, resulting in an economic downturn that could further affect the Company’s operations and ability to finance its operations. Additionally, the Company cannot predict changes in precious metals pricing or changes in commodities pricing which may alternately affect the Company either positively or negatively.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2024. The interim results for the period ended March 31, 2025 are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, useful lives and depreciation methods, potential impairment of long-lived assets, sale of mineral properties for the accounting of the conversion of the royalty convertible debenture (the “RCD”), deferred income taxes, settlement pricing of commodity sales, fair value of stock based compensation, accrued liabilities, estimation of asset retirement obligations and reclamation liabilities, convertible debentures, stream obligation, and warrants. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	March 31,	December 31,
	2025	2024

Prepaid expenses and deposits	$435,945	$464,380
HST and interest receivable	128,437	125,978
U.S. Environment Protection Agency overpayment (note 8)	-	100,000
Total	$564,382	$690,358

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	March 31,	December 31,
	2025	2024

Equipment	$2,454,489	$2,468,339
Less accumulated depreciation	(849,179)	(726,358)
Equipment, net	$1,605,310	$1,741,981

The total depreciation expense relating to equipment during the three months ended March 31, 2025, and March 31, 2024, was $118,206 and $46,465, respectively.

Right-of-use asset consists of the following:

	March 31,	December 31,
	2025	2024

Right-of-use asset	984,562	984,562
Less accumulated depreciation	(270,125)	(226,437)
Right-of-use asset, net	$714,437	$758,125

The total depreciation expense during the three months ended March 31, 2025, and March 31, 2024, was $43,688 and $44,349, respectively. The Company is a party primarily to lease contracts for mining related mobile equipment.

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

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site, and is reassembling it as an integral part of the Company’s future operations. The Company determined that the transaction would be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out on the condensed interim consolidated balance sheets as a non-current asset. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities are being captured and capitalized as components of the asset.

Process plant consists of the following:

	March 31,	December 31,
	2025	2024

Mill purchase, detailed engineering, and construction costs	$72,478,277	$65,545,594
Capitalized interest (note 9)	2,656,713	1,848,473
Disposal of grinding circuits	(984,820)	(984,820)
Process Plant	$74,150,170	$66,409,247

In August 2024, the Company sold a grinding circuit previously purchased from Teck as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining grinding circuits as assets at $40,000 held for sale and recognized a loss on sale of equipment of $616,547.

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	March 31,	December 31,
	2025	2024

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	7,688,143	6,626,865
Sale of mineral properties (note 9)	(3,531,773)	(2,768,510)
Land	202,000	202,000
Definition drilling	489,126	488,026
Bunker Hill mine	$19,094,706	$18,795,591

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

Sale of Mineral Properties

On January 17, 2025, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

On January 31, 2025, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

On December 19, 2024, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

On December 12, 2024, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

As a result of the debt facility drawdowns as of March 31, 2025, Sprott holds a 2% life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey and a 1.4% rate applying to claims outside of these areas.

These transactions were treated as a sale of mineral interest to Sprott. The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of above funding dates, before consideration of the sale of mineral properties. This analysis utilized a discount rate of 15% and long-term metal prices of $1.20/lb, $0.95/lb and $27.29/oz for zinc, lead and silver respectively.

7. Lease Liability

As of March 31, 2025, and December 31, 2024, The Company’s undiscounted lease obligations consisted of the following:

	March 31,	December 31,
	2025	2024
Gross lease obligation – minimum lease payments
1 year	$192,087	$200,755
2- 3 years	19,375	64,375
4-5 years	-	-

Future interest expense on lease obligations	(6,322)	(13,480)
Total lease liability	205,140	251,650

Current lease liability	185,175	189,368
Non-current lease liability	19,965	62,282
Total lease liability	205,140	251,650

Interest expense for the three months ended March 31, 2025, and March 31, 2024, was $8,907 and $27,008 respectively.

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

In December 2024, the Company made the second payment under the 2021 Amended Settlement Agreement in the amount of $3,000,000. As a result, the remainder of the payment obligation is $14,000,000. As of March 31, 2025 (unchanged from December 31, 2024), the Company had two payment bonds of $9,999,000 and $4,001,000, in place to secure this liability. As of March 31, 2025, the collateral for the payment bonds are comprised of a $2,975,000 letter of credits and land pledged by third parties, with whom the Company has entered into a financing cooperation agreement (the “Cooperation Agreement”) that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election). As of December 31, 2024, the collateral for the payment bonds was comprised of two letters of credit totaling $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit are secured by cash deposits under an agreement with a commercial bank, which comprise the $2,975,000 of restricted cash shown within current assets as of March 31, 2025, and $4,475,000 December 31, 2024.

The Company recorded accretion expense on the liability of $408,013 for the three months ended March 31, 2025 ($452,807 for the three months ended March 31, 2024), bringing the net liability to $8,957,242 (inclusive of interest payable of $156,743).

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of March 31, 2025, a prepaid expense of $nil (December 31, 2024: $100,000) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

9. Promissory Notes Payable, Convertible Debentures, and Silver Loan

$6,000,000 Convertible Debenture (CD1)

CD1 bears interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option on principal of $6,000,000. The CD1 is secured by a pledge of the Company’s properties and assets. In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification.

The CD1 is convertible into Common Shares at a price of Canadian Dollars (“C$”) C$0.30 per Common Share, subject to stock exchange approval.

$15,000,000 Series 2 Convertible Debenture (CD2)

CD2 bears interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option on principal of $15,000,000. CD2 is secured by a pledge of the Company’s properties and assets.

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-24	03-31-28	7.50%	0.113	105%	4.72%	4.28%	15.45%
CD2 note	12-31-24	03-31-29	10.50%	0.113	105%	5.03%	4.34%	17.89%
CD1 note	03-31-25	03-31-28	7.50%	0.102	100%	6.88%	3.89%	16.06%
CD2 note	03-31-25	03-31-29	10.50%	0.102	100%	7.06%	3.93%	18.16%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%.
(3)	The conversion price of the CD1 is $0.209 and CD2 is $0.202 as of March 31, 2025. The conversion price of the CD1 is $0.208 and CD2 is $0.202 as of December 31, 2024.

The resulting fair values of the CD1 and CD2 at March 31, 2025, and as of December 31, 2024, were as follows:

Instrument Description	March 31, 2025	December 31, 2024
CD1	$5,364,818	$5,494,151
CD2	13,565,280	13,898,481
Total	$18,930,098	$19,392,632

The loss on changes in fair value of convertible debentures recognized on the condensed interim consolidated statements of loss and comprehensive loss during the three months ended March 31, 2025, and March 31, 2024, was $78,364 and $157,232, respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three months ended March 31, 2025, and March 31, 2024, the Company recognized $540,898 and $288,372 respectively, within other comprehensive income. Interest expense for the three months ended March 31, 2025, and 2024 was $499,315 and $504,863 respectively. At March 31, 2025 interest of $499,315 ($510,411 at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets. For the three months ended March 31, 2025, and March 31, 2024, the Company recognized $284,741 and $70,093, respectively, loss on debt settlement on the condensed interim consolidated statements of loss and comprehensive loss as a result of settling interest by issuance of shares.

The Company performs quarterly testing of the covenants in the CD1 and CD2 and was not in compliance with the working capital covenant required as of March 31, 2025, however, each debenture holder agreed to waive the working capital covenant for the period of March 31, 2025. It is probable that the violation will be cured by June 30, 2025.

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

The Company determined the effective interest rate of the Stream obligation to be 10.6% and recorded accretion expense on the liability of $945,295 for the three months ended March 31, 2025 ($1,099,060 for the three months ended March 31, 2024) recognized in the consolidated statement of (loss) and comprehensive (loss), accretion expense on the liability of $563,705 for the three months ended March 31, 2025 ($258,940 for the three months ended March 31, 2024) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and gain (loss) on revaluation of the liability of $4,699,460 for the three months ended March 31, 2025 ($217,000) for the three months ended March 31, 2024, bringing the liability to $53,796,540 as of March 31, 2025. The revaluation is because of a change in projections. The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and commodity prices of 1.20 $/lb to 1.28 $/lb for zinc, 0.91 $/lb to 0.93 $/lb for lead, and 27.76 $/oz to $31.96 $/oz for silver.

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

On January 17, 2025, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On January 31, 2025, the Company drew $6,000,000 on the debt facility. On December 12, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On December 19, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). The Company recorded accretion expense on the debt facility of $525,540 for the three months ended March 31, 2025 ($nil for the three months ended March 31, 2024), bringing the net liability to $20,060,254 as of March 31, 2025.

The Company performs quarterly testing of the covenants in the debt facility and was not in compliance with the working capital covenant required as of March 31, 2025, however, each debenture holder agreed to waive the working capital covenant for the period of March 31, 2025. It is probable that the violation will be cured by June 30, 2025.

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

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. The BDT model models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk-adjusted rate
Tranche 1, 2, 3, 4, & 5	Dec 31, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.53%	16.54%
Tranche 1, 2, 3, 4, & 5	Mar 31, 2025	Aug 8, 2027	15%	30.5%	4.24%	6.76%	18.80%

The resulting fair values of the Silver Loan at March 31, 2025 and December 31, 2024, and as of the issuance date, were as follows:

Reference	Mar 31, 2025	Dec 31, 2024
Silver Loan	$36,379,996	$31,802,708

The loss on changes in fair value of Silver Loan recognized on the condensed interim consolidated statements of loss and comprehensive loss during the three months ended March 31, 2025 was $6,068,932 compared to $nil for the three months ended March 31, 2024. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income during the three months ended March 31, 2025, was $1,491,644, compared to $nil for the three months ended March 31, 2024.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of March 31, 2025.

Teck Promissory Note

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note will bear interest at 12% per annum, with such interest being capitalized and added to the principal amount outstanding under the Note monthly. The Note will be available in multiple advances at the discretion of Teck and is payable on demand from Teck. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. As of March 31, 2025, the principal outstanding on the unsecured promissory note is $3,088,000. At March 31, 2025, interest of $7,097 ($nil at December 31, 2024) is included in the Teck promissory note payable on the condensed interim consolidated balance sheets. Interest expense for the three months ended March 31, 2025, was $7,097 ($nil for the three months ended March 31, 2024).

10. Capital Stock, Warrants, Stock Options and Restricted Share Units

Authorized

The total authorized capital is as follows:

●	1,500,000,000 Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

The Cooperation Agreement provides for, among other things, MineWater LLC (the “Creditor”) and its affiliates providing certain collateral security in order for the Company to obtain certain surety bonds with respect to the Bunker Hill Mine (the “Collateral Security”). In consideration for the Collateral Security, the Company is required to pay the Creditor a financing cooperation fee of US$20,000 per month during the term of the Cooperation Agreement. In January 2025, the Company issued 1,053,335 shares of common stock in connection with its election to satisfy financing cooperation fee for the six months ended September 30, 2024. In January 2025, the Company issued 621,500 shares of common stock in connection with its election to satisfy financing cooperation fee for the three months ended December 31, 2024.

In January 2025, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2024.

In January 2025, the Company issued 672,450 shares of common stock in connection with settlement of RSUs.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at March 31, 2025 and December 31, 2024:

January 2025 warrants	March 31, 2025	Grant Date
Expected life	860 days	943 days
Volatility	90%	105%
Risk free interest rate	2.46%	2.85%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.165
Fair value	$5,370	$7,116
Change in derivative liability	$(1,746)

November 2024 warrants	March 31, 2025	December 2024
Expected life	860 days	950 days
Volatility	90%	95%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$28,921	$32,374
Change in derivative liability	$(3,453)

October 2024 warrants	March 31, 2025	December 2024
Expected life	860 days	950 days
Volatility	90%	95%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$20,952	$25,881
Change in derivative liability	$(4,929)

August 2024 warrants	March 31, 2025	December 2024
Expected life	860 days	950 days
Volatility	90%	95%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$67,076	$82,857
Change in derivative liability	$(15,781)

March 2023 warrants	March 31, 2025	December 31, 2024
Expected life	361 days	451 days
Volatility	24%	24%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$545,933	$915,046
Change in derivative liability	$(369,113)

April 2022 special warrants issuance	March 31, 2025	December 31, 2024
Expected life	1 days	91 days
Volatility	105%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1	$1
Change in derivative liability	$-

April 2022 non-brokered issuance	March 31, 2025	December 31, 2024
Expected life	1 days	91 days
Volatility	105%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1	$1
Change in derivative liability	$-

June 2022 issuance	March 31, 2025	December 31, 2024
Expected life	1 days	91 days
Volatility	105%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1	$1
Change in derivative liability	$-

February 2021 issuance	March 31, 2025	December 31, 2024
Expected life	315 days	405 days
Volatility	75%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1,391	$44,465
Change in derivative liability	$(43,074)

June 2019 issuance	March 31, 2025	December 31, 2024
Expected life	275 days	365 days
Volatility	75%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1	$9,724
Change in derivative liability	$(9,723)

August 2019 issuance	March 31, 2025	December 31, 2024
Expected life	275 days	365 days
Volatility	75%	70%
Risk free interest rate	2.46%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.145	$0.155
Fair value	$1	$14,945
Change in derivative liability	$(14,944)

Outstanding warrants at March 31, 2025 and December 31, 2024 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2023	145,061,976	$0.37	$0.09
Issued	2,157,384	0.15	0.07
Balance, December 31, 2024	147,219,360	$0.37	$0.09

Balance, December 31, 2024	147,219,360	$0.37	$0.09
Issued	100,397	0.15	0.07
Balance, March 31, 2025	147,319,757	$0.37	$0.09

At March 31, 2025, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

April 1, 2025	0.37	40,538,969	40,538,969
December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
August 8, 2027	0.16	1,680,591	1,680,591
August 8, 2027	0.15	100,397	100,397
August 8, 2027	0.12	476,793	476,793
		147,319,757	147,319,757

Compensation options

At March 31, 2025, and December 31, 2024 the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2023	4,301,150	$0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, December 31, 2024	2,070,258	0.15

Balance, December 31, 2024 (i)	2,070,258	0.15
Balance, March 31, 2025 (i)	2,070,258	0.15

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026(ii)	$0.15	2,070,057	$111,971

i)	Exercisable into one March 2023 Unit.

Stock options

Outstanding stock options at March 31, 2025 and December 31, 2024 were as follows:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2023	8,970,636	$0.52
Granted August 1, 2024	87,493	$0.16
Expired October 24, 2024	(1,575,000)	$0.60
Expired October 31, 2024	(1,037,977)	$0.34
Balance, December 31, 2024	6,445,152	$0.52

Balance, December 31, 2024	6,445,152	$0.52
Balance, March 31, 2025	6,445,152	$0.52

The following table reflects the stock options issued and outstanding as of March 31, 2025:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.55	0.05	5,957,659	5,957,659	1,536,764
0.15	2.65	400,000	400,000	37,387
0.16	4.34	87,493	-	7,242
		6,445,152	6,357,659	$1,581,393

The vesting of stock options during the three months ending March 31, 2025 and March 31, 2024, resulted in stock based compensation expenses of $1,786 and $25,093 respectively.

Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

Outstanding RSUs at March 31, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2023	7,044,527	$0.24
Granted	9,720,403	$0.11
Vested	(2,667,436)	$0.23
Forfeited	(71,000)	$0.50
Unvested as at December 31, 2024	14,026,494	$0.15

Unvested as at December 31, 2024	14,026,494	$0.15
Vested	(672,450)	0.10
Unvested as at March 31, 2025	13,354,044	$0.15

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $3,552 and $8,880 for the three months ended March 31, 2025 and March 31, 2024, respectively, which is included in operating expenses in the condensed interim consolidated statements of loss and comprehensive loss.

(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $98,979 and $22,220 for the three months ended March 31, 2025 and March 31, 2024 respectively, which is included in operating expenses in the condensed interim consolidated statements of loss and comprehensive loss.

The vesting of RSU’s during the three months ending March 31, 2025, and March 31, 2024, resulted in stock based compensation expense of $182,776 and $236,856 respectively.

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

Outstanding DSUs at March 31, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2023	1,495,454	$0.90
Granted	2,865,363	$0.13
Vested	(4,023,342)	$0.41
Unvested as at December 31 2024	337,475	$0.16

Unvested as at December 31 2024, and March 31, 2025	337,475	$0.16

The vesting of DSU’s during the three months ended March 31, 2025, resulted in a recovery of stock-based compensation of $50,786 and stock-based compensation expense of $74,978 for the three months ended March 31, 2024. The fair value of each DSU is $0.10 as of March 31, 2025, and $0.11 as of December 31, 2024.

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

13. Deferred Tax liability

The Company incurred no income tax recovery or expense for the three months ended March 31, 2025 and incurred income tax recovery of $699,920 for the three months ended March 31, 2024. The Company’s effective income tax rate for the first three months of 2024 was 12.6%. The effective tax rate during the first three months of 2024 rate differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets.

Current liabilities at March 31, 2025, and December 31, 2024, include an income tax payable of $1,050,000. This relates to the proceeds of the Stream which are classified as income under the U.S. internal revenue code. The Company elected to defer the income, one year, to 2024, in which most of the income was offset by losses incurred in the current year and previous years.

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

14. Operating Expenses

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Salaries, wages, and consulting fees	$800,337	$942,394
General administration expenses	2,109,037	2,845,237
Total	$2,909,374	$3,787,631

15. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Consulting Fees and Salaries	$264,208	$474,185

At March 31, 2025 and March 31, 2024, $46,100 and $89,324 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities due to cash preservation efforts.

Sprott Transactions

In January 2025, the Company drew $11,000,000 on the Sprott debt facility. As consideration for Sprott advancing the debt facility the Company granted Sprott a royalty for 1.0% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey and a 0.70% rate will apply to claims outside of these areas.

In January 2025, the Company issued 7,119,049 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended December 31, 2024.

16. Geographic and Segment Information

The Company has one reportable operating segment. The Company’s primary focus is the development and restart of our 100% owned Bunker Hill Mine in Kellogg, Idaho, U.S. The Company reported no revenues during the three months ended March 31, 2025, and 2024.

17. Subsequent Events

Share Issuance

On April 14, 2025, the Company issued 187,500 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2025.

RSU Amendments

On May 1, 2025, the Company’s board of directors approved an amendment to the vesting schedule of certain RSUs previously granted to certain directors and officers of the Company under the Company’s amended and restated restricted stock unit incentive plan (the “RSU Plan”) on November 2, 2022, July 4, 2023 and March 13, 2024, such that an aggregate of 5,562,419 RSUs granted to such directors, officers and employees will now vest on June 1, 2025 rather than on May 1, 2025. All other terms of such RSUs remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three months ended March 31, 2025, has been prepared based on information available to us as of May 13, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Overview and Outlook

Our primary focus is the development and restart of our 100% owned Bunker Hill Mine (the “Bunker Hill Mine”) in Kellogg, Idaho, USA. The Bunker Mine was the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company was incorporated for the initial purpose of mineral exploration at the Bunker Hill Mine. The Company has moved into the development stage concurrent with (i) purchasing the mine and a process plant, (ii) completing successive technical and economic studies, including an early-stage analysis that assesses the viability of a potential mining project, providing a preliminary assessment of its economic and technical feasibility (“Prefeasibility Study”), (iii) delineating mineral reserves, and (iv) advancing the construction of the facilities for commissioning and operations in the second half of 2025, with nameplate 1,800 tons per day production expected in the first half of 2026.

In May 2024, we initiated a mineral resource expansion and exploration diamond drilling program in support of the staged restart plan. The program included 8,975 feet of core to be drilled from underground to further define and expand a portion of the existing resource that is in close proximity to where initial mining will occur. It is anticipated that the exploration program will continue in the second half of 2025.

As of May 14, 2025, the Company is in the regulatory approval process with the Toronto Stock Exchange Venture for its previously announced restructuring of outstanding debt alongside an equity financing of up to $45,000,000 and a new standby facility agreement for $10,000,000. There can be no assurance that the debt restructure and financing plan will be timely finalized, or on what specific final terms, or if at all.

Current External Factors Impacting our Business

In 2022, the United States Geological Survey included zinc one of the primary metals at Bunker Hill along with lead and silver as a critical material that is essential to the U.S. economy and national security, because the domestic supply chain is vulnerable to disruption due to China’s supply dominance. Zinc uses include incorporation in metal products, rubber and medicines. About three-fourths of zinc used is consumed as metal, mainly as a coating to protect iron and steel from corrosion (galvanized metal), as alloying metal to make bronze and brass, as zinc-based die casting alloy, and as rolled zinc.

Due to the dominance of China over certain critical materials production, including zinc, the U.S. federal government is taking certain actions to support the domestic critical materials supply chain, including tax incentives and federal loan programs specifically designed to support critical materials producers, and to strengthen the defense industrial base with respect to critical minerals including zinc. During the first three months of 2025, we have monitored the many Trump Administration actions, including executive orders covering critical minerals and materials, including zinc, which is one of the materials our Bunker Hill Mine deposit, along with silver and lead. On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included (1) several urgent critical mineral directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; and (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

In March 2025, President Trump issued the “Immediate Measures to Increase American Mineral Production” Executive Order. In this Executive Order, President Trump directed the federal agencies, including the EXIM Bank, to unlock the permitting, funding and issuance of off-take agreements for critical minerals. The Executive Order includes near-term actions to be determined and implemented by the federal agencies to mobilize capital for mineral producers and create off-take agreements for the strategic stockpiling of minerals critical to the United States’ defense, technology and energy.

In addition, the impacts of other external influences (such as Tariffs, the Russia/Ukraine war and conflicts in the Middle East, including the Israel war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for critical and base metal materials. The Company monitors and participates in these initiatives as they are critical to the production of domestic defense and other technologies.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended March 31, 2025, and March 31, 2024.

Comparison of the three months ended March 31, 2025 and 2024

Revenue

During the three months ended March 31, 2025, and 2024, respectively, we generated no revenue.

Expenses

During the three months ended March 31, 2025, and 2024, we reported total operating expenses of $2,909,374 and $3,787,631, respectively. The decrease in total operating expenses was primarily due to a decrease in the volume of transactions associated with construction of the process plant during the quarter ended March 31, 2025.

Net Income and Comprehensive Income

We experienced a net loss of $6,346,213 for the three months ending March 31, 2025 (compared to $5,582,036 for the three months ended March 31, 2024). The net loss for the three months ended March 31, 2025 was impacted by a loss on revaluation of the Silver Loan of $6,068,932 compared to $nil and $nil respectively for the three months ended March 31, 2024. The period ended March 31, 2025, included a gain in derivative liability of $462,763 (loss of $263,943 for the three months ended March 31, 2024) which was driven by warrants with an exercise price less than the market price of Bunker Hill Mining Corp’s closing price on March 31, 2025, nearing their expiry. The three months ended March 31, 2025, included a $4,699,460 gain ($217,000 loss for the three months ended March 31, 2024) on the revaluation of the stream debenture due to updated key assumptions such as commodity prices and timing of production. The three months ended March 31, 2025, included interest income of $63,329 (compared to $291,330 for the three months ended March 31, 2024) a decrease from the comparable period as cash and restricted cash balances were lower.

We had a comprehensive loss of $4,313,671 for the three months ended March 31, 2025 ($5,293,664 for the month three ended March 31, 2024). Comprehensive income for the three months ending March 31, 2025, is inclusive of a $2,032,542 gain on change in fair value on own credit risk ($288,372 for the three months ended March 31, 2024).

Liquidity and Capital Resources

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $116,712,934 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. The Company has announced a debt restructuring and equity offering, however, there is no assurance these transactions will be finalized, and if finalized the timing of such finalizations. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to complete a near term financing, as well as generate profitable operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restructuring of Outstanding Debt alongside up to $45,000,000 Equity Financing and Provision of New Standby Facility

As of May 14, 2025, the Company is in the regulatory approval process with the Toronto Stock Exchange Venture for its previously announced restructuring of outstanding debt alongside an equity financing of up to $45,000,000 and a new standby facility agreement for $10,000,000. The planned brokered private placement equity offering for minimum aggregate gross proceeds of $10,000,000 (C$14,370,000), and up to maximum aggregate gross proceeds of $15,000,000 (C$21,555,000) (the “Brokered Offering”). Teck has agreed to contribute, through a non-brokered private placement, $2 for every $1 raised through the Brokered Offering in aggregate, with a minimum lead order of $6,600,000 and total gross proceeds of up to $30,000,000 (C$43,110,000)1 (collectively, the “Non-Brokered Offering” and together with the Brokered Offering, the “Private Placements”), subject to shareholder approval, closing of the debt restructuring transactions and other customary closing conditions. Proceeds will be used to support the construction, start-up, and ramp-up of the Project. In connection with the Non-Brokered Offering, the Company and Teck have amended the subscription agreement dated March 5, 2025, to, among other things, amend the closing condition thereunder requiring the Company to raise aggregate gross proceeds of at least $20,000,000 under the Brokered Offering to a minimum of at least $10,000,000.

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

Current Assets and Total Assets

As of March 31, 2025, the Company had total current assets were $6,806,787, compared to total current assets of $9,332,639 at December 31, 2024 – an decrease of $2,525,852; and total assets of $102,926,078, compared to total assets of $97,601,550 at December 31, 2024 – an increase of $5,324,528. During the three months ended March 31, 2025, our current assets decreased due to cash expenditures on the process plant and additions to the Bunker Hill Mine. Total assets increased primarily as a result of investing activities in the process plant as well as the Bunker Hill Mine improvements, which was partially offset by the decrease in cash.

Current Liabilities and Total Liabilities

As of March 31, 2025, our total current liabilities of $24,980,063 and total liabilities of $158,201,429, compared to total current liabilities of $29,644,412 and total liabilities of $149,736,915 at December 31, 2024. Total liabilities increased primarily due to the $11 million drawdown on the Sprott debt facility, the issuance and $3.1 million drawdown on the Teck promissory note, and the $$6.1 million revaluation of the silver loan, which was somewhat offset by the accretion of the stream debenture and a decrease in accounts payable and accrued liabilities due to timing of invoices and payments.

Working Capital and Shareholders’ Deficit

As of March 31, 2025, we had a working capital deficit of $18,173,276 and a shareholders’ deficiency of $55,275,351, compared to $20,311,773 and $52,135,365, respectively, as of December 31, 2024. The working capital deficit as of March 31, 2025, was primarily due to cash expenditures on the process plant and additions to the Bunker Hill Mine. The shareholders’ deficiency increased primarily due to the net loss for the period ended March 31, 2025.

Based on our limited cash resources and history of losses, our existing cash resources are insufficient to enable us to continue operations for the next 12 months as a going concern. In the near term, we are pursuing possible financing and strategic options, including, but not limited to, the restructuring of the Company’s outstanding debt alongside an equity financing and new standby facility discussed above. On a medium to long term basis, We are pursuing a possible debt funding package from the Export-Import Bank of the United States (“EXIM”), potential future equity financings and other strategic initiatives. However, there is no assurance that the Company will be able to successfully complete the restructuring of the Company’s outstanding debt and these financings and/or strategic transactions. Accordingly, there is substantial doubt as to whether existing cash resources and working capital are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Ultimately, if the Company is unable to secure sufficient additional financial resources, the Company will need to curtail or suspend its development or operations plans regarding the Bunker Hill Mine. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying Financial Statements. Such adjustments could be material.

Cash Flow

During the three months ended March 31, 2025, we had a net cash decrease of $2,929,739, primarily due to cash expenditures on the process plant, and additions to the Bunker Hill Mine, offset by $11,000,000 of cash provided by financing activities relating to drawings on the loan facility and $3,095,097 relating to the issuance of the Teck promissory note.

Subsequent Events

Share Issuance

On April 14, 2025, the Company issued 187,500 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2025.

RSU Amendments

On May 1, 2025, the Company’s board of directors approved an amendment to the vesting schedule of certain RSUs previously granted to certain directors and officers of the Company under the Company’s amended and restated restricted stock unit incentive plan (the “RSU Plan”) on November 2, 2022, July 4, 2023 and March 13, 2024, such that an aggregate of 5,562,419 RSUs granted to such directors, officers and employees will now vest on June 1, 2025 rather than on May 1, 2025. All other terms of such RSUs remain the same.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of March 31, 2025.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of March 31, 2025.

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

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2024.

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

The following table provides information for the three months ended March 31, 2025:

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	0	0	0	0	0	0	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
10.1‡	Subscription Agreement, dated as of March 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2025)
10.1.1	Amending Agreement, dated as of March 24, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2025)
10.2‡	Form of Demand Promissory Note, dated as of March 21, 2025, issued by Bunker Hill Mining Corp. to the order of Teck Resources Limited (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2025)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2025

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2025

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

