Form 10-Q
period 2025-06-30
Bunker Hill Mining Corp.
filed 2025-07-31
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 333-150028

BUNKER HILL MINING CORP.

(Exact Name of Registrant as Specified in its Charter)

nevada	32-0196442
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1009 McKinley Ave Kellogg, Idaho, U.S.A.	83837
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of Common Stock outstanding as of July 30, 2025: 926,994,336

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine as a profitable mining operation (as defined below and currently 66% complete) and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction, commissioning, and operation and the sources of funds to pay for such costs;
●	our ability to secure required capital, in addition to the previously received funding and announced capital restructure funding, to complete the development of the Bunker Hill Mine and support corporate needs;
●	our ability to uplist to a national exchange if so determined to be in the best interest of our shareholders; and the timing of any uplisting, if so applied for;
●	our ability to advance and complete our planned mineral resource expansion and the potential that those results will create additional mineral resource; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-Q are more fully described within Part II, Item 1A, “Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Form 10-K. Such risks are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

Unaudited

	June 30,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$7,614,181	$3,786,277
Restricted cash (note 8)	2,975,000	4,475,000
Accounts receivable and prepaid expenses (note 3)	859,511	690,358
Asset held for sale	40,000	40,000
Spare parts inventory	341,004	341,004
Total current assets	11,829,696	9,332,639

Non-current assets
Long term deposit (note 6)	1,244,807	254,106
Equipment (note 4)	1,528,335	1,741,981
Right-of-use asset (note 4)	686,967	758,125
Land	309,861	309,861
Bunker Hill Mine and mining interests (note 6)	18,651,322	18,795,591
Process plant (note 5)	82,312,485	66,409,247
Total assets	$116,563,473	$97,601,550

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 15)	$3,986,081	$14,678,901
Accrued liabilities	1,926,206	5,210,939
Current portion of lease liability (note 7)	164,028	189,368
Deferred share units liability (note 11)	710,112	929,466
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of silver loan (note 9)	249,000	-
Current portion of stream debenture (note 9)	-	4,063,253
Interest payable (note 9)	1,230,278	522,485
Current income tax payable (note 13)	950,000	1,050,000
Total current liabilities	12,215,705	29,644,412

Non-current liabilities
Lease liability (note 7)	18,903	62,282
Series 1 convertible debenture (note 9)	3,950,572	5,494,151
Series 2 convertible debenture (note 9)	8,243,767	13,898,481
Series 3 convertible debenture (note 9)	2,296,941	-
Stream debenture (note 9)	-	52,923,747
Silver loan (note 9)	35,526,913	31,802,708
Debt facility (note 9)	14,027,760	9,236,610
Environment protection agency cost recovery liability, net of discount (note 8)	6,385,091	5,549,229
Derivative warrant liability (note 10)	5,115,899	1,125,295
Total liabilities	87,781,551	149,736,915

Shareholders’ equity (deficiency)
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 2,500,000,000 and 1,500,000,000 common shares authorized; 911,615,863 and 349,698,625 shares of common stock issued and outstanding, respectively (note 10)	910	348
Additional paid-in-capital (note 10)	122,652,648	61,233,369
Accumulated other comprehensive income	2,381,410	(3,002,361)
Accumulated deficit	(96,253,046)	(110,366,721)
Total shareholders’ equity (deficiency)	28,781,922	(52,135,365)
Total shareholders’ equity (deficiency) and liabilities	$116,563,473	$97,601,550

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2025	2024	2025	2024

Operating expenses (note 14)	$(3,110,392)	$(4,150,114)	$(6,019,766)	$(7,937,745)

Other income or gain (expense or loss)
Interest income	58,149	164,381	121,478	455,711
Change in derivative liabilities (note 10)	1,832,864	(351,402)	2,295,627	(615,345)
Gain (loss) on FV of debentures (note 9)	1,081,127	(498,263)	1,002,763	(655,495)
Loss on FV of silver loan (note 9)	(2,961,015)	-	(9,029,947)	-
Interest expense (note 7,8,9)	(2,092,965)	(2,176,868)	(4,303,963)	(4,260,603)
Finance costs (note 9)	(1,007,750)	-	(1,014,866)	-
(Loss) gain on stream debentures (note 9)	(549,854)	2,748,000	4,149,606	2,531,000
Gain on debt modification silver loan (note 9)	468,878	-	468,878	-
Gain on debt settlement (note 9)	29,850,212	-	29,850,212	-
Loss on debt settlement (note 9)	(3,077,979)	(133,232)	(3,376,692)	(203,325)
Other income	-	-	-	694
Loss on foreign exchange	(31,387)	(9,704)	(29,655)	(4,050)
Income (loss) for the period pre tax	$20,459,888	$(4,407,202)	$14,113,675	$(10,689,158)
Deferred tax recovery (note 13)	-	504,798	-	1,204,718
Income (loss) for the period	$20,459,888	$(3,902,404)	$14,113,675	$(9,484,440)

Other comprehensive income, net of tax:
Gain on change in FV on own credit risk (note 9)	3,351,229	475,762	5,383,771	764,134
Other comprehensive income	3,351,229	475,762	5,383,771	764,134
Comprehensive income (loss)	$23,811,117	$(3,426,642)	$19,497,446	$(8,720,306)

Net income (loss) per common share – basic	$0.04	$(0.01)	$0.03	$(0.03)
Net income (loss) per common share – fully diluted	$0.03	$(0.01)	$0.02	$(0.03)

Weighted average common shares – basic	501,502,772	338,800,384	434,941,924	334,103,756
Weighted average common shares – fully diluted	711,968,496	338,800,384	640,203,697	334,103,756

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Six Months	Six Months
	Ended	Ended
	June 30, 2025	June 30, 2024
Operating activities
Net income (loss) for the period	$14,113,675	$(9,484,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	119,810	1,009,951
Depreciation expense (note 4)	304,493	185,656
Change in fair value of warrant liability (note 10)	(2,295,627)	615,345
Deferred tax expense (note 13)	-	(1,204,718)
Change in fair value of silver loan (note 9)	9,029,947	-
Interest expense on lease liability (note 7)	18,451	41,005
Financing costs	(449,545)	-
(Gain) on debt settlement (note 9)	(29,850,212)	-
Loss on debt settlement (note 9)	3,376,692	203,325
(Gain) on debt modification (note 9)	(4,618,484)	(2,531,000)
Accretion of liabilities (note 8, 9)	2,534,538	3,209,877
(Gain) loss on fair value of convertible debentures (note 9)	(1,002,763)	655,495
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,159,854)	(1,016,447)
Accounts payable	(2,779,621)	1,595,914
Accrued liabilities	105,968	(134,370)
Current income tax payable	(100,000)	-
Interest payable	1,724,453	1,009,728
Net cash (used in) operating activities	(10,928,079)	(5,844,679)

Investing activities
Process plant	(21,200,108)	(10,414,510)
Mine improvements	(2,110,812)	(1,465,994)
Purchase of machinery and equipment	-	(441,654)
Net cash (used in) investing activities	(23,310,920)	(12,322,158)

Financing activities
Proceeds from issuance of common shares, net	25,779,387	-
Proceeds from debt facility	11,000,000	-
Proceeds from Teck promissory note	4,400,000	-
Repayment of Teck promissory note	(4,487,160)	-
Lease payments	(125,324)	(397,335)
Net cash provided by (used in) financing activities	36,566,903	(397,335)
Net change in cash	2,327,904	(18,564,172)
Cash, beginning of period	8,261,277	26,578,596
Cash, end of period	$10,589,181	$8,014,424

Supplemental disclosures
Non-cash activities
Interest payable settled with common shares	$1,017,473	$1,015,262
Services settled with common shares	$3,964,979	$-
Loan Facility settled with common shares	$6,044,210	$-
Stream settled with common shares	$20,472,126	$-

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$10,589,181	$8,014,424
Less restricted cash	2,975,000	4,475,000
Cash end of period	$7,614,181	$3,539,424

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	265,217	-	-	265,217
Shares issued for interest payable	12,223,216	12	1,289,963	-	-	1,289,975
Shares issued for RSUs vested	672,450	1	(1)	-	-	-
Shares issued for services	37,758,202	38	3,877,676	-	-	3,877,714
Shares issued for private placement	252,215,751	252	19,500,019	-	-	19,500,271
Shares issued for debt	259,047,619	259	26,516,336	-	-	26,516,595
Initial recognition of CD1, CD2, and CD3	-	-	9,970,069	-	-	9,970,069
OCI	-	-	-	5,383,771	-	5,383,771
Net (loss) for the period	-	-	-	-	14,113,675	14,113,675
Balance, June 30, 2025	911,615,863	$910	$122,652,648	$2,381,410	$(96,253,046)	$28,781,922

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)

Stock-based compensation	-	-	873,076	-	-	873,076
Shares issued for interest payable	23,619,707	24	2,427,541	-	-	2,427,565
Shares issued for DSUs vested	750,000	1	83,801	-	-	83,802
Shares issued for RSUs vested	2,667,436	2	(2)	-	-	-
OCI	-	-	-	(3,811,023)	-	(3,811,023)
Net (loss) for the period	-	-	-	-	(25,341,623)	(25,341,623)
Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2025

(Expressed in U.S. Dollars)

1. Nature and Continuance of Operations

Bunker Hill Mining Corp. (“we”, “us”, “Bunker Hill”, or the “Company”) was incorporated under the laws of the state of Nevada, U.S.A. on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its Canadian office is located at 300-1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho (“Bunker Hill Mine”).

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities, and is currently focused on the development and planned operations of the Bunker Hill Mine.

Bunker Hill holds a 100% interest in the historic Bunker Hill Mine located in the town of Kellogg, Idaho. The Bunker Hill Mine previously operated between 1885 and 1981 producing over 165 million ounces of silver and 5 million tons of base metals during that time.

We are currently focused on the construction of the Bunker Hill Mine mill facilities and upgrades to the Bunker Hill Mine historic underground infrastructure as well as further delineating the mine’s mineral resources.

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis. As is typical for a pre-production mining development company, the Company has incurred losses since inception resulting in an accumulated deficit of $96,253,046 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. In order to continue to meet the Company’s financial obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability to create profitable and sustainable mining operations in the future and to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2024. The interim results for the period ended June 30, 2025 are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	June 30,	December 31,
	2025	2024

Prepaid expenses and deposits	$696,222	$464,380
HST and interest receivable	163,289	125,978
U.S. Environment Protection Agency overpayment (note 8)	-	100,000
Total	$859,511	$690,358

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	June 30,	December 31,
	2025	2024

Equipment	$2,454,489	$2,468,339
Less accumulated depreciation	(926,154)	(726,358)
Equipment, net	$1,528,335	$1,741,981

The total depreciation expense relating to equipment during the three and six months ended June 30, 2025, was $76,975 and $195,181, respectively. Compared to the three and six months ended June 30, 2024, was $50,492 and $96,957, respectively.

Right-of-use asset consists of the following:

	June 30,	December 31,
	2025	2024

Right-of-use asset	1,022,717	984,562
Less accumulated depreciation	(335,750)	(226,437)
Right-of-use asset, net	$686,967	$758,125

The total depreciation expense during the three and six months ended June 30, 2025, was $65,625 and $109,313, respectively. Compared to the three and six months ended June 30, 2024, was $44,349 and $88,699 respectively.

5. Process Plant

On May 13, 2022, the Company purchased a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”) a related party as of June 5, 2025 (note 15). The package comprised substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

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

Process plant consists of the following:

	June 30,	December 31,
	2025	2024

Mill purchase, detailed engineering, and construction costs	$79,898,431	$65,545,594
Capitalized interest (note 9)	3,398,874	1,848,473
Disposal of grinding circuits	(984,820)	(984,820)
Process Plant	$82,312,485	$66,409,247

In August 2024, the Company sold a grinding circuit previously purchased from Teck as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining grinding circuits as assets at $40,000 held for sale and recognized a loss on sale of equipment of $616,547.

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	June 30,	December 31,
	2025	2024

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	8,189,484	6,626,865
Sale of mineral properties (note 9)	(4,476,498)	(2,768,510)
Land	202,000	202,000
Definition drilling	489,126	488,026
Bunker Hill mine	$18,651,322	$18,795,591

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

On March 3, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase. On June 5, 2025, the Company executed an equity payment agreement with C & E Tree Farm, L.L.C., pursuant to which the Company issued 4,761,905 June 5, 2025 units (note 10) to C&E at a deemed price $0.105 to satisfy $500,000 of the purchase price payable under an existing option agreement between Silver Valley and C&E, dated March 3, 2023. Additionally, on June 6, 2025, the Company paid $500,000 to C&E Tree Farm LLC to satisfy $500,000 of the purchase price payable under an existing option agreement between Silver Valley and C&E dated March 3, 2023. This balance ($1,000,000) has been recognized on the condensed interim consolidated balance sheets as long term deposit.

Sale of Mineral Properties

On June 5, 2025, as consideration for Sprott stream conversion as described in note 9, the Company granted a royalty for 1.65% of life-of-mine gross revenue from mining claims compromising of both primary and secondary claims, as well as any new or complementing surface and mineral rights derived from the surface and mineral rights within the existing boundaries of the Land Package that are subsequently acquired by the Company or Silver Valley. A sale of mineral properties of $1,324,199 corresponding to the issuance of the royalty on the interim consolidated balance sheets.

On January 17, 2025, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $383,789 corresponding to the issuance of the royalty on the interim consolidated balance sheets.

On December 19, 2024, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $397,335 corresponding to the issuance of the royalty on the interim consolidated balance sheets.

On December 12, 2024, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $397,335 corresponding to the issuance of the royalty on the interim consolidated balance sheets.

As a result of the above transactions with Sprott, including the (i) conversion of the royalty convertible debenture into a 1.85% royalty, (ii) consideration of Sprott advancing $15,000,000 on the loan facility a 1.5% royalty was granted, and (iii) Sprott stream conversion a 1.65% royalty was granted, as of June 30, 2025 Sprott holds a 5% life-of-mine gross revenue applying to both primary and secondary claims comprising the Project.

These Sprott transactions were treated as a sale of mineral interest. The portion of the mineral interest sold was determined based on an analysis of discounted life-of-mine royalty payments relative to discounted future cash flows generated from the mine net of capital and operating costs, applied to the carrying value of the Bunker Hill Mine as of above funding dates, before consideration of the sale of mineral properties. This analysis utilized a discount rate of 15% and long-term metal prices of $1.20/lb, $0.95/lb and $27.29/oz for zinc, lead and silver respectively.

7. Lease Liability

As of June 30, 2025, and December 31, 2024, The Company’s undiscounted lease obligations consisted of the following:

	June 30,	December 31,
	2025	2024
Gross lease obligation – minimum lease payments
1 year	$160,618	$200,755
2- 3 years	39,725	64,375
4-5 years	-	-

Future interest expense on lease obligations	(17,412)	(13,480)
Total lease liability	182,931	251,650

Current lease liability	164,028	189,368
Non-current lease liability	18,903	62,282
Total lease liability	182,931	251,650

Interest expense for the three and six months ended June 30, 2025, was $9,545 and $18,451, respectively. Compared to the three and six months ended June 30, 2024, was $13,997 and $41,005, respectively.

8. Environmental Protection Agency (“EPA”) Settlement Agreement and Water Treatment Liabilities

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

In December 2024, the Company made the second payment under the 2021 Amended Settlement Agreement in the amount of $3,000,000. As a result, the remainder of the payment obligation is $14,000,000. As of December 31, 2024 and June 30, 2025, the Company had two payment bonds of $9,999,000 and $4,001,000, in place to secure the EPA liability. As of June 30, 2025, the collateral for the payment bonds is comprised of a $2,975,000 letter of credits and a land pledged by third parties, with whom the Company has entered into a financing cooperation agreement (the “Cooperation Agreement”) that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election). As of December 31, 2024, the collateral for the payment bonds was comprised of two letters of credit totaling $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement (“Cooperation Agreement”) that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The letters of credit are secured by cash deposits under an agreement with a commercial bank, which comprise the $2,975,000 of restricted cash shown within current assets as of June 30, 2025, and $4,475,000 December 31, 2024.

The Company recorded accretion expense on the liability of $427,849 and $835,862 for the three and six months ended June 30, 2025, respectively, bringing the net liability to $9,385,091 (previously accrued interest of $156,743) as of June 30, 2025. The Company recorded accretion expense on the liability of $479,854 and $932,661 for the three and six months ended June 30, 2024, respectively.

Water Treatment Charges – Idaho Department of Environmental Quality (“IDEQ”)

Separate to the cost recovery liability under the EPA Settlement Agreement obligations above, the Company has agreed to pay ongoing water treatment charges. Water treatment charges incurred through December 31, 2021 were payable to the EPA, and charges thereafter became payable to the Idaho Department of Environmental Quality (“IDEQ”) following a change in management for the Central Treatment Plant (“CTP”) from the EPA to the IDEQ as of that date.

The Company is currently charged a monthly amount of $100,000 by the IDEQ as instalments toward the cost of treating water at the CTP. Upon receipt of an invoice from the IDEQ for actual CTP costs incurred, a reconciliation is performed relative to payments made, with an additional amount due or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of June 30, 2025, a prepaid expense of $nil (December 31, 2024: $100,000) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. Any balance is recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

9. Promissory Notes Payable, Convertible Debentures, and Silver Loan

$6,000,000 Convertible Debenture (CD1)

CD1 bore interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option on principal of $6,000,000. The CD1 is secured by a pledge of the Company’s properties and assets. In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification. The CD1 was convertible into Common Shares at a price of Canadian Dollars (“C$”) C$0.30 per Common Share, subject to stock exchange approval.

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD1 reducing it from 7.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$0.30 per Common Share, was reduced to $0.105. The Company determined that the amendments to the terms of the CD1 should be treated as an extinguishment of the CD1. The new debt was bifurcated between host debt and the conversion option valued at $3,912,661 (net of transaction costs of $52,161) and $1,928,753 respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified Cox-Ross-Rubenstein (“CRR”) approach.

$15,000,000 Series 2 Convertible Debenture (CD2)

CD2 bore interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option on principal of $15,000,000. CD2 is secured by a pledge of the Company’s properties and assets.

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

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD2 reducing it from 10.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$0.29 per Common Share, was reduced to $0.105. The Company determined that the amendments to the terms of the CD2 should be treated as an extinguishment of the CD2. The new debt was bifurcated between host debt and the conversion option valued at $8,164,765 (net of transaction costs of $130,401) and $6,482,376 respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

Prior to the extinguishment on June 5, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging, each debenture will be valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-24	03-31-28	7.50%	0.113	105%	4.72%	4.28%	15.45%
CD2 note	12-31-24	03-31-29	10.50%	0.113	105%	5.03%	4.34%	17.89%
CD1 note	03-31-25	03-31-28	7.50%	0.102	100%	6.88%	3.89%	16.06%
CD2 note	03-31-25	03-31-29	10.50%	0.102	100%	7.06%	3.93%	18.16%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%.
(3)	The conversion price of the CD1, CD2 and CD3 are $0.105 as of June 30, 2025. The conversion price of the CD1 is $0.208 and CD2 is $0.202 as of December 31, 2024.

The gain (loss) on changes in fair value of convertible debentures recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three and six months ended June 30, 2025, was $1,081,127 and $1,002,763, respectively, and $(498,263) and $(655,495) for the three and six months ended June 30, 2024.

The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three and six months ended June 30, 2025, the Company recognized $255,009 and $795,907 respectively, within other comprehensive income. Compared to $475,762 and $764,134 for the three and six months ended June 30, 2024.

Interest expense on the pre extinguished CD1 from January 1, 2025 to June 5, 2025 was $193,459. Interest expense on the pre extinguished CD2 from January 1, 2025 to June 5, 2025 was $684,041.

For the three and six months ended June 30, 2025, the Company recognized $824, and $285,565, respectively, loss on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling interest by issuance of shares. Compared to $133,232 and $203,325 for the three and six months ended June 30, 2024.

For the three and six months ended June 30, 2025, the Company recognized $3,077,155, and $3,077,155, respectively, loss on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of extinguishment of CD1 and CD2. Compared to $nil and $nil for the three and six months ended June 30, 2024.

The Company recorded accretion expense on host debt of CD1 of $37,911 from June 6, 2025 to June 30, 2025, bringing the net liability to $3,950,572 as of June 30, 2025.

The Company recorded accretion expense on the host debt of CD2 of $79,002 from June 6, 2025 to June 30, 2025, bringing the net liability to $8,243,767 as of June 30, 2025.

At June 30, 2025 interest of $444,167 ($510,411 at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

$4,000,000 Series 3 Convertible Debenture (CD3)

The Company closed the $4,000,000 CD3 on June 5, 2025 (note 15). CD3 bears interest at an annual rate of 5.0%, payable in cash or shares at the Company’s option, and matures on June 5, 2030. CD3 is secured by a pledge of the Company’s properties and assets and CD3 is convertible into Common Shares at a price of $0.105 per Common Share, subject to the stock exchange approval. The new debt was bifurcated between host debt and the conversion option valued at $2,268,397 (net of transaction costs of $174,576) and $1,558,941 respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

The Company recorded accretion expense on host debt of CD3 of $28,545 and $28,545 for the three and six months ended June 30, 2025 ($nil and $nil for the three and six months ended June 30, 2024), bringing the net liability to $2,296,941 as of June 30, 2025. At June 30, 2025, interest of $nil ($nil at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the CD1, CD2, CD3 and was in compliance with all such covenants as of June 30, 2025.

The Stream

On June 23, 2023, all conditions were met for the closing of the Stream, and $46,000,000 was advanced to the Company. The Stream was secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Stream was repayable by applying 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, the Stream was repayable by applying 2% of payable metals sold. The delivery price of streamed metals was 20% of the applicable spot price. The Company incurred $740,956 of transactions costs directly related to the Stream which were capitalized against the initial recognition of the Stream.

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the condensed interim consolidated statements of income (loss) and comprehensive income (loss).

The Company determined the effective interest rate of the Stream obligation to be 10.6% and recorded accretion expense on the liability of $625,279 and $1,570,574 for the three and six months ended June 30, 2025 ($1,178,156 and $2,277,216 for the three and six months ended June 30, 2024) recognized in the consolidated statement of (loss) and comprehensive (loss), accretion expense on the liability of $407,721 and $971,426 for the three and six months ended June 30, 2025 ($226,840 and $485,784 for the three and six months ended June 30, 2024) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and gain (loss) on revaluation of the liability of ($549,854) and $4,149,606 for the three and six months ended June 30, 2025, respectively (gain of $2,748,000 and $2,531,000 for the three and six months ended June 30, 2024, respectively). The revaluation is because of a change in projections of the key assumptions: The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and long-term commodity prices of 1.20 $/lb to 1.28 $/lb for zinc, 0.91 $/lb to 0.93 $/lb for lead, 27.76 $/oz to $31.96 $/oz for silver, and timing of production.

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among the Company, Silver Valley, and Sprott Streaming, pursuant to which Sprott Streaming previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 200,000,000 shares of the Company’s common stock; (ii) the CD3; and (iii) an additional 1.65% life-of-mine gross revenue royalty (note 6) on primary and secondary claims comprising the Bunker Hill Mine. A gain on debt settlement $29,580,954 was recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2025.

$15,000,000 Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility with Sprott which was available for draw at the Company’s election for a period of 2 years. Any amounts drawn will bear interest of 10% per annum, from the later of the Funding Date and June 30, 2027, to the date of repayment in full, at the rate of per cent 15.0% per annum, which is payable annually in cash or capitalized at the Company’s election. The maturity date of any drawings under the Debt Facility will be June 30, 2030. For every $5,000,000 or part thereof advanced under the Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20,000,000.

On January 31, 2025, the Company drew $6,000,000 on the debt facility. On January 17, 2025, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On December 12, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On December 19, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On June 5, 2025, the Company repaid $6,000,000 of principal and $200,000 of interest owed to Sprott on the debt facility by issuing 57,142,857 and 1,904,762 Common Stock. For the six months ended June 30, 2025, and June 30, 2024, the Company recognized $155,731 and $nil, respectively, gain on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling principal and interest by issuance of shares.

On June 5, 2025, the Company and Sprott agreed to amend the Terms of the debt Facility, specifically the Company agreed to changes to the interest payment mechanism, specifically the removal of capitalized interest and the insertion of the ability to pay interest via shares in addition to a $2,000,000, payable at maturity of the Debt Facility on June 30, 2030. The Company determined that the amendments to the terms of the debt facility should not be treated as an extinguishment of the debt facility and have therefore been accounted for as a modification.

The Company recorded accretion expense on the debt facility of $342,371 and $681,596 for the three and six months ended June 30, 2025 ($nil and $nil for the three and six months ended June 30, 2024), accretion expense on the liability of $334,440 and $578,975 for the three and six months ended June 30, 2025 ($nil and $nil for the three and six months ended June 30, 2024) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets bringing the net liability to $14,027,760 as of June 30, 2025. At June 30, 2025, interest of $786,111 ($nil at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the Debt Facility and was in compliance with all such covenants as of June 30, 2025.

Silver Loan

On August 8, 2024, the Company entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”).

In June 2025, the Company and Monetary Metals & Co. agreed to amend the rate of interest of the silver loan reducing it from 15% to 13.5% effective August 9, 2025. In consideration for Monetary Metals’ participation in the June 5, 2025 restructuring transactions of Bunker Hill and Silver Valley, Bunker Hill agreed to pay the following fees to Monetary Metals: a fee in the amount of $249,000 due and payable on August 8, 2025 and $249,000 due and payable on August 8, 2026. The Company determined that the amendments to the terms of the Silver Loan should not be treated as an extinguishment of the Silver Loan and have therefore been accounted for as a modification. The Company recognized a gain on modification of debt of $468,878 for the three and six months ended June 30, 2025 compared to $nil for the three and six months ended June 30, 2024.

The Company determined that in accordance with ASC 815 Derivatives and Hedging, the Silver Loan is valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. BDT models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk-adjusted rate
Tranche 1, 2, 3, 4, & 5	Dec 31, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.53%	16.54%
Tranche 1, 2, 3, 4, & 5	Mar 31, 2025	Aug 8, 2027	15%	30.5%	4.24%	6.76%	18.80%
Tranche 1, 2, 3, 4, & 5	June 30, 2025	Aug 8, 2027	13.5%	30.5%	4.24%	11.83%	18.80%

The resulting fair values of the Silver Loan at June 30, 2025, and December 31, 2024, and as of the issuance date, were as follows:

Reference	June 30, 2025	Dec 31, 2024
Silver Loan	$35,775,913	$31,802,708

The loss on changes in fair value of Silver Loan recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three and six months ended June 30, 2025, was $2,961,015 and $9,029,947 respectively compared to $nil and $nil for the three months ended June 30, 2024. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income during the three and six months ended June 30, 2025, was $3,096,220, and $4,587,864 compared to $nil and $nil for the three months ended June 30, 2024.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of June 30, 2025.

Teck Promissory Note

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note bore interest at 12% per annum, with such interest capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and was paid on demand on June 6, 2025. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note.

On June 6, 2025, the Company repaid principal and accrued interest on the unsecured Note. As of June 30, 2025, the principal and interest outstanding on the unsecured Note is $nil ($nil at December 31, 2024) on the condensed interim consolidated balance sheets. Interest expense for the three and six months ended June 30, 2025, was $80,064 and $87,160 respectively ($nil and $nil for the three and six months ended June 30, 2024).

$10,000,000 Teck Standby Facility

On June 5, 2025, the Company closed an uncommitted demand standby prepayment credit facility with Teck for $10,000,000. The facility will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The facility will be available to the Company, until the earlier of (i) June 30, 2028, or (ii) the date on which the Bunker Hill project hits 90% of name plate capacity or on the date on which the Company is cash flow positive for a quarter, unless terminated earlier by Teck. As of December 31, 2024, and June 30, 2025, no advances have been made on the facility. The Company determined that no recognition is required on the financial statements as of June 30, 2025, as no amount has been drawn from the facility.

10. Capital Stock, Warrants, Stock Options and Restricted Share Units

Authorized

The total authorized capital is as follows:

●	2,500,000,000 (1,500,000,000 as of December 31, 2024) Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share.

Issued and outstanding

In January 2025, the Company issued 1,053,335 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Cooperation Agreement for the six months ended September 30, 2024. In January 2025, the Company issued 621,500 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Cooperation Agreement for the three months ended December 31, 2024. The Company recognized a loss on debt settlement of $nil and $13,972 for the three and six months ended June 30, 2025 (compared to $nil and $nil for the three and six months ended June 30, 2024) in the on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) for satisfying the financing cooperation fee with shares.

In January 2025, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2024.

In January 2025, the Company issued 672,450 shares of common stock in connection with settlement of RSUs.

In April 2025 the Company issued 187,500 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending March 31, 2024.

On June 5, 2025, we, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $6,200,000, which included participation by Sprott Streaming and Royalty Corp. (together with its affiliates, “Sprott Streaming”), and concurrent non-brokered private placement (the “Non-Brokered Offering” and together with the Brokered Offering, collectively, the “Equity Offerings”) with Teck Resources Limited (together with its affiliates, “Teck”) for $20,500,000. As part of the equity offering the Company incurred $918,425 of financing costs recognized in additional paid in capital on the condensed balance sheets and $216,008 of financing costs on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) relating to the issuance of 126,107,872 warrants.

As part of the Equity Offerings, we issued an aggregate of our 252,215,751 units (“Units”) at a price of C$0.15 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$0.25 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

In the Brokered Offering, 56,921,096 Units were sold at the Offering Price by a syndicate of agents led by BMO Capital Markets, CIBC Capital Markets and Red Cloud Securities Inc., as joint bookrunners, and including National Bank Financial Inc. (collectively, the “Agents”), of which Sprott Streaming acquired 10,000,000 Units (the “Sprott Subscription”). In the Non-Brokered Offering, Teck acquired 195,294,655 Units (the “Teck Units”) at the Offering Price. We intend to use the net proceeds of the Equity Offerings to support the construction, start-up and ramp-up of the Bunker Hill Mine.

The Equity Offerings, including both the brokered and non-brokered components, were conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions. All securities issued pursuant to the Equity Offerings (i) are subject to a four month plus one day hold period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSX Venture Exchange (the “TSX-V”) and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom.

Sprott Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott Streaming, pursuant to which Sprott Streaming previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 200,000,000 shares of our common stock; (ii) senior secured Series 3 convertible debentures in the aggregate principal amount of US$4 million and with a maturity date of June 5, 2030 (the “Series 3 CDs”); and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Streaming Debt Settlements

On June 5, 2025, The Company and Silver Valley entered into the debt settlement agreements with Sprott Streaming (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 63,690,476 shares of our common stock were issued to Sprott Streaming at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott Streaming, and (ii) $6,200,000, consisting of the principal amount of US$6 million previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

Additional Debt Settlements

The Company agreed to settle outstanding receivables and other amounts owing (including, where applicable, accrued and unpaid interest thereon) in aggregate amounts of approximately $80,000, $3,072,254 and C$195,000 with certain creditors, contractors, and directors, respectively, of the Company’s or Silver Valley through the issuance of equity securities at the Offering Price. On June 5, 2025, concurrently with the closing of the Equity Offerings, the Company entered into debt settlement agreements (collectively, the “Debt Settlement Agreements”) with such creditors, contractors, and directors (collectively, the “Debt Settlements”) in order to preserve its cash for the potential restart and ongoing development of the Bunker Hill Mine.

In connection with the Debt Settlements, the Company issued:

(a) 761,904 Units to MineWater, for a financing cooperation fee;

(b) 257,379 shares of our common stock to four of our directors for their services for the period beginning on March 1, 2025, and ending on April 30, 2025; and

(c) 30,302,181 Units to certain other arm’s length creditors or contractors of the Company to settle certain other outstanding receivables and other amounts owing in the aggregate amount of approximately $3,072,254.

Equity Payment

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. The Company wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, the Company, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which the Company issued 4,761,905 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one shares of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$0.25 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028. The payment is included in long term deposits on the June 30, 2025, interim consolidated balance sheets.

The Company recognized a gain on debt settlement of $113,527 and $113,527 for the three and six months ended June 30, 2025 (compared to $nil and $nil for the three and six months ended June 30, 2024) in the on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) for the additional debt settlements, and the equity payment.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at June 30, 2025 and December 31, 2024:

June 2025 warrants	June 30, 2025	Grant Date
Expected life	1071 days	1096 days
Volatility	95%	105%
Risk free interest rate	2.62%	2.62%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.135
Fair value	$4,935,982	$6,279,115
Change in derivative liability	$(1,343,133)

January 2025 warrants	June 30, 2025	Grant Date
Expected life	769 days	943 days
Volatility	80%	105%
Risk free interest rate	2.59%	2.85%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.165
Fair value	$3,481	$7,116
Change in derivative liability	$(3,635)

November 2024 warrants	June 30, 2025	December 2024
Expected life	769 days	950 days
Volatility	80%	95%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$19,431	$32,374
Change in derivative liability	$(12,943)

October 2024 warrants	June 30, 2025	December 2024
Expected life	769 days	950 days
Volatility	80%	95%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$13,047	$25,881
Change in derivative liability	$(12,834)

August 2024 warrants	June 30, 2025	December 2024
Expected life	769 days	950 days
Volatility	80%	95%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$41,770	$82,857
Change in derivative liability	$(41,087)

March 2023 warrants	June 30, 2025	December 31, 2024
Expected life	270 days	451 days
Volatility	24%	24%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$102,185	$915,046
Change in derivative liability	$(812,861)

April 2022 special warrants issuance	June 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

April 2022 non-brokered issuance	June 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

June 2022 issuance	June 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

February 2021 issuance	June 30, 2025	December 31, 2024
Expected life	224 days	405 days
Volatility	75%	70%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$1	$44,465
Change in derivative liability	$(44,464)

June 2019 issuance	June 30, 2025	December 31, 2024
Expected life	184 days	365 days
Volatility	85%	70%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$1	$9,724
Change in derivative liability	$(9,723)

August 2019 issuance	June 30, 2025	December 31, 2024
Expected life	184 days	365 days
Volatility	85%	70%
Risk free interest rate	2.59%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.12	$0.155
Fair value	$1	$14,945
Change in derivative liability	$(14,944)

Outstanding warrants at June 30, 2025 and December 31, 2024 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2023	145,061,976	$0.37	$0.09
Issued	2,157,384	0.15	0.07
Balance, December 31, 2024	147,219,360	$0.37	$0.09

Balance, December 31, 2024	147,219,360	$0.37	$0.09
Issued	126,208,269	0.25	0.05
Expired	(40,538,969)	0.37	0.15
Balance, June 30, 2025	232,888,660	$0.30	$0.06

At June 30, 2025, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
August 8, 2027	0.16	1,680,591	1,680,591
August 8, 2027	0.15	100,397	100,397
August 8, 2027	0.12	476,793	476,793
June 5, 2028	0.25	126,107,872	126,107,872
		232,888,660	232,888,660

Compensation options

At June 30, 2025, and December 31, 2024 the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2023	4,301,150	$0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, December 31, 2024	2,070,258	0.15

Balance, December 31, 2024 (i)	2,070,258	0.15
Balance, June 30, 2025 (i)	2,070,258	0.15

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
March 2023	3.4%	0%	120%	C$0.11	3 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026(i)	$0.15	2,070,057	$111,971

i)	Exercisable into one March 2023 Unit.

Stock options

Outstanding stock options at June 30, 2025, and December 31, 2024 were as follows:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2023	8,970,636	$0.52
Granted August 1, 2024	87,493	$0.16
Expired October 24, 2024	(1,575,000)	$0.60
Expired October 31, 2024	(1,037,977)	$0.34
Balance, December 31, 2024	6,445,152	$0.52

Balance, December 31, 2024	6,445,152	$0.52
Expired April 20, 2025	(5,957,659)	$0.55
Balance, June 30, 2025	487,493	$0.15

The following table reflects the stock options issued and outstanding as of June 30, 2025:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.15	2.40	400,000	400,000	37,387
0.16	4.09	87,493	-	7,242
		487,493	400,000	$44,629

The vesting of stock options during the three and six months ending June 30, 2025, resulted in stock based compensation expense of $1,805 and $3,591, respectively ($6,423 and $31,516 for the three and six months ending June 30, 2024, respectively).

Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

Outstanding RSUs at June 30, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2023	7,044,527	$0.24
Granted	9,720,403	$0.11
Vested	(2,667,436)	$0.23
Forfeited	(71,000)	$0.50
Unvested as at December 31, 2024	14,026,494	$0.15

Unvested as at December 31, 2024	14,026,494	$0.15
Vested	(672,450)	0.10
Unvested as at June 30, 2025	13,354,044	$0.15

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $3,552 and $3,552, respectively, for the three and six months ended June 30, 2025, which is included in operating expenses condensed interim consolidated statements of income (loss) and comprehensive income (loss), compared to $12,432 and $21,311 for the three and six months ended June 30, 2024, respectively.

(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $51,061 and $150,040, respectively, for the three and six months ended June 30, 2024, which is included in operating expenses condensed interim consolidated statements of income (loss) and comprehensive income (loss) compared to $112,334 and $134,554, for the three and six months ended June 30, 2024, respectively.

The vesting of RSU’s during the three and six months ending June 30, 2025, resulted in stock based compensation expense of $78,850 and $261,626 respectively ($189,808 and $426,664 for the three and six months ending June 30, 2024, respectively).

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

Outstanding DSUs at June 30, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2023	1,495,454	$0.90
Granted	2,865,363	$0.13
Vested	(4,023,342)	$0.41
Unvested as at December 31 2024	337,475	$0.16

Unvested as at December 31 2024, and June 30, 2025	337,475	$0.16

The vesting of DSU’s during the three and six months ended June 30, 2025, resulted in a recovery of stock based compensation expense of $94,621 and $145,407, respectively. The vesting of DSU’s during the three and six months ending June 30, 2024, resulted in stock based compensation expense of $476,794 and $551,772, respectively. The fair value of each DSU is $0.09 as of June 30, 2025, and $0.12 as of June 30, 2024.

12. Commitments and Contingencies

EPA and IDEQ Obligations

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

Crescent Legal Proceeding

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. The lawsuit is currently in the discovery phase, in which information is gathered and exchanged.

13. Deferred Tax liability

The Company incurred no income tax recovery or expense for the three and six months ended June 30, 2025 and incurred income tax recovery of $504,798 and $1,204,718 for the three and six months ended June 30, 2024. The Company’s effective income tax rate for the first three months of 2024 was 12.6%. The effective tax rate during the first three months of 2024 rate differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets.

Current liabilities at June 30, 2025, and December 31, 2024, include an income tax payable of $950,000 and $1,050,000, respectively. This relates to the proceeds of the Stream which were classified as income under the U.S. internal revenue code. The Company elected to defer the income, one year, to 2024, in which most of the income was offset by losses incurred in the current year and previous years.

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

14. Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2025	2024	2025	2024
Operating expenses
General administration expenses	$2,597,219	$3,342,235	$4,706,256	$6,187,472
Salaries, wages, and consulting fees	513,173	807,879	1,313,510	1,750,273
Total	3,110,392	4,150,114	6,019,766	7,937,745

15. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Consulting fees & wages	$300,842	$353,417	$557,717	$827,610

At June 30, 2025 and June 30, 2024, $98,545 and $88,796 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities due to cash preservation efforts.

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

On June 5, 2025, the following transactions occurred:

Equity Raise Participation

Sprott Streaming acquired 10,000,000 Units in the Brokered Offering. at a price of C$0.15 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$0.25 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott Streaming, pursuant to which Sprott Streaming previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 200,000,000 shares of our common stock; (ii) senior secured Series 3 convertible debentures in the aggregate principal amount of $4,000,000 and with a maturity date of June 5, 2030 (the “Series 3 CDs”); and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Streaming Debt Settlements

On June 5, 2025, we and Silver Valley entered into the debt settlement agreements with Sprott Streaming (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 63,690,476 shares of our common stock were issued to Sprott Streaming at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott Streaming, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

Teck Transactions

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note interest rate was set at 12% per annum, with such interest being capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and is payable on demand from Teck. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. On April 7, 2025, the Company received $312,000 advance from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note. On June 6, 2025, the Company repaid principal and accrued interest on the full balance of the unsecured Note.

On June 5, 2025, the Company closed a non-brokered private placement (the “Non-Brokered Offering”) with Teck Resources Limited for 195,294,655 Units at a price of US$0.105 per Unit for aggregate gross proceeds to the Corporation of US$20,505,938.77. Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$0.25 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

 16. Geographic and Segment Information

The Company has one reportable operating segment. The Company’s primary focus is the development and restart of our 100% owned Bunker Hill Mine in Kellogg, Idaho, U.S. The Company reported no revenues during the three and six months ended June 30, 2025, and 2024.

17. Subsequent Events

Share Issuance

On July 9, 2025, the Company issued 15,378,473 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2025 and the debt facility for the six months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three and six months ended June 30, 2025, has been prepared based on information available to us as of July 30, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

All currency amounts are expressed in U.S. dollars.

Description of Business

Corporate Information

The Company was incorporated under the laws of the State of Nevada, U.S.A on February 20, 2007, under the name Lincoln Mining Corp. On February 11, 2010, the Company changed its name to Liberty Silver Corp and subsequently, on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City Nevada 89701, and its Canadian office is located at 300-1055 West Hastings Street Vancouver, British Columbia, V6E 2E9, and its telephone number is 604.417.7952. The Company’s website is www.bunkerhillmining.com. Information appearing on the website is not incorporated by reference into this report.

Overview and Outlook

Our primary focus is the development and restart of our 100% owned Bunker Hill Mine (the “Bunker Hill Mine”) in Kellogg, Idaho, USA. The Bunker Hill Mine was the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

The Company was incorporated for the initial purpose of mineral exploration at the Bunker Hill Mine. The Company has moved into the development stage concurrent with (i) purchasing the mine and a process plant, (ii) completing successive technical and economic studies, including an early-stage analysis that assesses the viability of a potential mining project, providing a preliminary assessment of its economic and technical feasibility (“Prefeasibility Study”), (iii) delineating mineral reserves, and (iv) advancing the construction of the facilities for commissioning and operations in the first half of 2026, with nameplate 1,800 tons per day production expected in 2026.

In May 2025, we initiated a mineral resource expansion and exploration drilling program in support of the staged restart plan. The program included 8,975 feet of core to be drilled from underground to further define and expand a portion of the existing resource that is in close proximity to where initial mining will occur.

Current External Factors Impacting our Business

In 2022, the United States Geological Survey included zinc as one of the primary metals at Bunker Hill along with lead and silver as a critical material that is essential to the U.S. economy and national security, because the domestic supply chain is vulnerable to disruption due to China’s supply dominance. Zinc uses include incorporation in metal products, rubber and medicines. About three-fourths of zinc used is consumed as metal, mainly as a coating to protect iron and steel from corrosion (galvanized metal), as alloying metal to make bronze and brass, as zinc-based die casting alloy, and as rolled zinc.

Due to the dominance of China over certain critical materials production, including zinc, the U.S. federal government is taking certain actions to support the domestic critical materials supply chain, including tax incentives and federal loan programs specifically designed to support critical materials producers, and to strengthen the defense industrial base with respect to critical minerals including zinc. During the first six months of 2025, we have monitored the many Trump Administration actions, including executive orders covering critical minerals and materials, including zinc. On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included (1) several urgent critical mineral directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; and (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

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

In addition, the impacts of other external influences (such as the Russia/Ukraine war and conflicts in the Middle East, including the Israel war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for critical and base metal materials. The Company monitors and intends to participate in these initiatives as they are critical to the production of domestic defense and other technologies.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and six months ended June 30, 2025, and June 30, 2024.

Comparison of the three six months ended June 30, 2025 and 2024

Revenue

During the three and six months ended June 30, 2025, and 2024, respectively, we generated no revenue.

Expenses

During the three months ended June 30, 2025, and 2024, we reported total operating expenses of $3,110,392 and $4,150,114, respectively. The decrease in total operating expenses was primarily due to a decrease in the volume of transactions associated with construction of the process plant during the quarter ended June 30, 2025.

During the six months ended June 30, 2025, and 2024, we reported total operating expenses of $6,019,766 and $7,937,745, respectively. The decrease in total operating expenses was primarily due to a decrease in the volume of transactions associated with construction of the process plant during the six months ended June 30, 2025.

Net Income and Comprehensive Income

We had net income of $20,459,888 for the three months ending June 30, 2025 (compared to a loss of $3,902,404 for the three months ended June 30, 2024). The net income the three months ended June 30, 2025 was primarily due to a gain on a debt settlement related to the stream debenture of $29,580,954 compared to $nil in the 2024 period, together with a change in derivative liabilities $1,832,864 in the 2025 period compared to ($351,402) in the 2024 period which was driven by warrants with an exercise price less than the market price of Bunker Hill Mining Corp’s closing price on June 30, 2025. These second quarter gains were partially offset by a loss on the fair value of silver loan of $2,961,015 for the three months ended June 30, 2025, compared to $nil for the three months ended June 30, 2024 and a loss on revaluation of stream debenture of $549,854 for the three months ended June 30, 2025 (compared to a gain of $2,748,000 for the three months ended June 30, 2024), due to updated key assumptions including commodity prices and timing of production. Additionally, financing costs of $1,007,750 ($nil for the three months ended June 30, 2024) relating to debt restructuring that occurred during the three months ended June 30, 2025.

We had net income of $14,113,675 for the six months ending June 30, 2025 (compared to a loss of $9,484,440 for the three months ended June 30, 2024). The net income the three months ended June 30, 2025, was primarily due to a gain on debt settlement of the stream debenture of $29,580,954 compared to $nil in the 2024 period, together with a change in derivative liabilities of $2,295,627 in the 2025 period compared to a loss of ($615,345) in the 2024 period which was driven by warrants with an exercise price less than the market price of Bunker Hill Mining Corp’s closing price on June 30, 2025. These gains in the during the first six months of 2025 were partially offset by a loss on fair value of silver loan of $9,029,947 for the six months ended June 30, 2025, compared to $nil for the six months ended June 30, 2024 and a gain on revaluation of stream debenture of $4,149,606 compared to gain of $2,531,000 for the six months ended June 30, 2024), due to updated key assumptions including commodity prices and timing of production. Financing costs of $1,014,866 ($nil for the six months ended June 30, 2024) relating to debt restructuring that occurred in the three months ended June 30, 2025.

We had a comprehensive income of $23,811,117 and $19,497,446 for the three and six months ended June 30, 2025 (comprehensive loss of $3,426,642 and $8,720,306 for the three and six months ended June 30, 2024), respectively. Comprehensive income for the three and six months ending June 30, 2025, is inclusive of a $3,351,229 and $5,383,771 gain on change in fair value on own credit risk ($475,762 and $764,134 for the three and six months ended June 30, 2024).

Liquidity and Capital Resources

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $96,253,046 and further losses are anticipated in the development of its business. The Company does not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and/or raising additional funds. In order to continue to meet its fiscal obligations in the current fiscal year and beyond, the Company must seek additional financing. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Current Assets and Total Assets

As of June 30, 2025, the Company had total current assets were $11,829,696, compared to total current assets of $9,332,639 at December 31, 2024 – an increase of $2,497,057; and total assets of $116,563,473, compared to total assets of $97,601,550 at December 31, 2024 – an increase of $18,961,923. During the six months ended June 30, 2025, our current and non-current assets increased due to debt and equity financings that occurred partially offset by cash expenditures on the process plant and additions to the Bunker Hill Mine.

Current Liabilities and Total Liabilities

As of June 30, 2025, our total current liabilities of $12,215,705 and total liabilities of $87,781,551, compared to total current liabilities of $29,644,412 and total liabilities of $149,736,915 at December 31, 2024.

Total liabilities decreased due to the termination and exchange of the stream obligation under the Exchange Agreement (discussed in Note 9 to the financial statements), the repayment of $6,000,000 of principal on the Sprott debt facility through the issuance of Common Stock, the repayment of the Teck promissory note in full all of which occurred in the 6 months ending June 30, 2025 and a decrease in accounts payable and accrued liabilities as the Company utilized the equity raise to decrease its current obligations to its vendors, all of which occurred in June 2025. This was offset by an $11,000,000 drawdown on the Sprott debt facility in January 2025 and the $3,973,205 increase in the fair value of the silver loan due to the change in inputs, including an increase in the silver price during the six months ended June 30, 2025.

Working Capital and Shareholders’ Deficit

As of June 30, 2025, we had working capital deficit of $386,009 and a shareholders’ equity of $28,781,922, compared to working capital deficit of $20,311,773 and shareholders deficiency of $52,135,365, respectively, as of December 31, 2024. The significant improvement in working capital and shareholders equity from December 31, 2025 to June 30, 2025 is primarily the result of a major capital restructuring along with combined equity financings from a brokered and non-brokered private placement and debt settlements during the first six months of 2025.

Cash Flow

During the six months ended June 30, 2025, we had a net cash increase of $2,327,904, primarily due to cash provided by financing activities, specifically proceeds from the issuance of shares of common stock and proceeds from Sprott debt facility, offset by cash used in operating and investing activities primarily related to expenditures on the Bunker Hill Mine process plant.

Subsequent Events

Share Issuance

On July 9, 2025, the Company issued 15,378,473 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2025 and the debt facility for the six months ended June 30, 2025.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of June 30, 2025.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of June 30, 2025.

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

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. The lawsuit is currently in the discovery phase, in which information is gathered and exchanged.

Item 1A. Risk Factors

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K, except as noted below.

●

Access to timely and sufficient capital. The ability to raise sufficient and timely capital on a tight schedule during 2025 and before existing cash reserves are exhausted is at risk given the impact of commodity price volatility and market uncertainty related to ongoing Canada-USA trade discussions. This risk is offset to a degree by the significant strengthening of the Company’s balance sheet following the concurrent equity injection and debt restructuring and engagement with US EXIM Bank, but it is nonetheless the most material risk to the Company and its business plan at this time.

●

Project schedule and budget. The ability to maintain the project on schedule and budget is at risk primarily due to the uncertainty of financing, but also due to general inflationary trends and supply chain pressures. This is offset to a degree by the fact that 98% of all procurement has been concluded and the fact that the project is now 66% complete but still remains as a significant risk.

●	Hiring and retaining key staff. The ability to recruit in a timely way and then retain key staff is negatively affected by the on-going financing uncertainty and a competitive skilled labor market. This is offset to a degree by use of contractors but is nonetheless a material risk that increases in direct proportion to the degree of financing uncertainty.

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

The following table provides information for the three months ended June 30, 2025:

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	1	0	0	0	0	$151.00	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1	Second Amended and Restated Articles of Incorporation of Bunker Hill Mining Corp., effective as of June 5, 2025 (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on June 27, 2025)
10.1‡	Subscription Agreement, dated as of March 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2025)
10.1.1	Amending Agreement, dated as of March 24, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2025)
10.2‡	Form of Amended and Restated Demand Promissory Note, dated as of March 21, 2025, issued by Bunker Hill Mining Corp. to the order of Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 27, 2025)
10.3††	Agency Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp., BMO Capital Markets, CIBC Capital Markets, Red Cloud Securities Inc., and National Bank Financial Inc. (incorporated by reference to Exhibit 10.29 to the Form S-1 filed on June 27, 2025)
10.4††	Form of Subscription Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and the investor party thereto (incorporated by reference to Exhibit 10.30 to the Form S-1 filed on June 27, 2025)
10.5††	Warrant Indenture, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Computershare Trust Company of Canada, as warrant agent (incorporated by reference to Exhibit 10.31 to the Form S-1 filed on June 27, 2025)
10.6††	Investor Rights Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.32 to the Form S-1 filed on June 27, 2025)
10.7‡††	Recapitalization Agreement, dated as of June 5, 2025, among Bunker Hill Mining Corp., Silver Valley Metals Corp., certain affiliates of Sprott Streaming, Teck Resources Limited and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.33 to the Form S-1 filed on June 27, 2025)
10.8††	Standby Prepayment Facility Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp., Silver Valley Metals Corp. and Teck Metals Ltd. (incorporated by reference to Exhibit 10.34 to the Form S-1 filed on June 27, 2025)
10.9††	Form of Amended and Restated Series 1 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.35 to the Form S-1 filed on June 27, 2025)
10.10††	Form of Amended and Restated Series 2 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.36 to the Form S-1 filed on June 27, 2025)
10.11††	Second Amendment to Royalty Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., as parent and guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as grantee and royalty holder (incorporated by reference to Exhibit 10.37 to the Form S-1 filed on June 27, 2025)
10.12††	Amended and Restated Loan Agreement, dated as of June 5, 2025, between Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.38 to the Form S-1 filed on June 27, 2025)
10.13††	First Amendment to Royalty Agreement No. 2, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., as parent and guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as grantee and royalty holder (incorporated by reference to Exhibit 10.39 to the Form S-1 filed on June 27, 2025)

10.14††	Exchange Agreement, dated as of June 5, 2025, among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.40 to the Form S-1 filed on June 27, 2025)
10.15††	Form of Series 3 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on June 27, 2025)
10.16††	Royalty Agreement No. 3, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent, grantee, and royalty holder (incorporated by reference to Exhibit 10.42 to the Form S-1 filed on June 27, 2025)
10.17††	Debt Settlement Agreement, dated as of June 5, 2025, by and among between Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.43 to the Form S-1 filed on June 27, 2025)
10.18††	Debt Settlement Agreement, dated as of June 5, 2025, by and among between Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US), LP, Sprott Private Resource Streaming and Royalty (International), LP and Sprott Private Resource Streaming and Royalty (Canada), LP (incorporated by reference to Exhibit 10.44 to the Form S-1 filed on June 27, 2025)
10.19	First Amendment to Secured Promissory Note Purchase Agreement, dated as of November 11, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.45 to the Form S-1 filed on June 27, 2025)
10.20‡	Second Amendment to Secured Promissory Note Purchase Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.46 to the Form S-1 filed on June 27, 2025)
10.21††	First Amendment to Secured Promissory Note, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Monetary Metals Bond III LLC and Monetary Metals & Co. (incorporated by reference to Exhibit 10.47 to the Form S-1 filed on June 27, 2025)
10.22††	Amended and Restated Intercreditor and Subordination Agreement, dated as of June 5, 2025, among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP, Sprott Private Resource Streaming and Royalty (Collector), LP, Monetary Metals Bond III LLC, Teck Metals Ltd., Minewater Finance LLC, Minewater LLC and MW HH LLC (incorporated by reference to Exhibit 10.48 to the Form S-1 filed on June 27, 2025)
10.23††	Investor Rights Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Sprott Private Resource Streaming and Royalty (US Collector), LP (incorporated by reference to Exhibit 10.49 to the Form S-1 filed on June 27, 2025)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2025

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2025

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

