Form 10-Q
period 2025-09-30
Bunker Hill Mining Corp.
filed 2025-11-13
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of Common Stock outstanding as of November 13, 2025: 1,366,387,041

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine as a profitable mining operation and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction, commissioning, and operation and the sources of funds to pay for such costs;
●	our ability to secure required capital, to complete the development of the Bunker Hill Mine and support corporate needs;
●	our ability to uplist to a national exchange if so determined to be in the best interest of our shareholders; and the timing of any uplisting, if so applied for;
●	our ability to advance and complete our planned mineral resource expansion and the potential that those results will create additional mineral resource; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

Unaudited

	September 30,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$34,435,458	$3,786,277
Restricted cash (note 8)	2,975,000	4,475,000
Accounts receivable and prepaid expenses (note 3)	454,115	690,358
Asset held for sale (note 5)	40,000	40,000
Spare parts inventory	341,004	341,004
Total current assets	38,245,577	9,332,639

Non-current assets
Long term deposit (note 6)	1,262,541	254,106
Equipment (note 4)	1,457,336	1,741,981
Right-of-use asset (note 4)	639,330	758,125
Land	309,861	309,861
Bunker Hill Mine and mining interests (note 6)	19,399,819	18,795,591
Process plant (note 5)	88,607,160	66,409,247
Total assets	$149,921,624	$97,601,550

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 15)	$4,889,447	$14,678,901
Accrued liabilities	2,511,408	5,210,939
Current portion of lease liability (note 7)	123,484	189,368
Deferred share units liability (note 11)	971,088	929,466
Environment protection agency cost recovery payable (note 8)	3,000,000	3,000,000
Current portion of silver loan (note 9)	249,000	-
Current portion of stream debenture (note 9)	-	4,063,253
Interest payable (note 9)	268,333	522,485
Current income tax payable (note 13)	950,000	1,050,000
Total current liabilities	12,962,760	29,644,412

Non-current liabilities
Lease liability (note 7)	14,001	62,282
Series 1 convertible debenture (note 9)	4,092,179	5,494,151
Series 2 convertible debenture (note 9)	8,539,163	13,898,481
Series 3 convertible debenture (note 9)	2,406,021	-
Stream debenture (note 9)	-	52,923,747
Silver loan (note 9)	50,580,454	31,802,708
Debt facility (note 9)	14,583,190	9,236,610
Environment protection agency cost recovery liability, net of discount (note 8)	6,838,671	5,549,229
Derivative warrant liability (note 10)	32,882,879	1,125,295
Total liabilities	132,899,318	149,736,915

Shareholders’ equity (deficiency)
Preferred shares, $0.000001 par value, 10,000,000 preferred shares authorized; nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 2,500,000,000 and 1,500,000,000 common shares authorized; 1,363,142,785 and 349,698,625 shares of common stock issued and outstanding, respectively (note 10)	1,361	348
Additional paid-in-capital (note 10)	142,228,311	61,233,369
Accumulated other comprehensive income	(762,228)	(3,002,361)
Accumulated deficit	(124,445,138)	(110,366,721)
Total shareholders’ equity (deficiency)	17,022,306	(52,135,365)
Total shareholders’ equity (deficiency) and liabilities	$149,921,624	$97,601,550

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2025	2024	2025	2024

Operating expenses (note 14)	$(3,169,344)	$(3,434,359)	$(9,189,110)	$(11,372,104)

Other income or gain (expense or loss)
Interest income	35,736	118,384	157,214	574,095
Change in derivative liabilities (note 10)	(2,521,229)	1,009,100	(225,602)	393,755
Gain (loss) on FV of debentures (note 9)	-	(144,193)	1,002,763	(799,688)
Loss on FV of silver loan (note 9)	(11,909,903)	(2,109,601)	(20,939,850)	(2,109,601)
Interest expense (note 7,8,9)	(1,502,276)	(1,851,810)	(5,806,239)	(6,112,413)
Finance costs (note 9)	(2,344,226)	(589,142)	(3,359,092)	(589,142)
(Loss) gain on stream debentures (note 9)	-	(1,793,800)	4,149,606	737,200
Gain on debt modification (note 9)	-	1,308,062	468,878	1,308,062
Gain on debt settlement (note 9)	49,654	-	29,786,339	-
Loss on debt settlement (note 9)	-	(109,539)	(3,376,692)	(312,864)
Loss on issuance of warrants (note 9)	(6,469,025)	-	(6,469,025)	-
Bad debt expense (note 3)	(248,755)	-	(248,755)	-
Loss on sale of equipment (note 5)	-	(924,820)	-	(924,820)
Other income	-	-	-	694
Loss on foreign exchange	803	(6,098)	(28,852)	(10,148)
Income (loss) for the period pre tax	$(28,078,565)	$(8,527,816)	$(14,078,417)	$(19,216,974)
Deferred tax recovery (note 13)	-	448,844	-	1,653,562
Income (loss) for the period	$(28,078,565)	$(8,078,972)	$(14,078,417)	$(17,563,412)

Other comprehensive income, net of tax:
Gain on change in FV on own credit risk (note 9)	(3,143,638)	(3,316,226)	2,240,133	(2,552,092)
Other comprehensive income	(3,143,638)	(3,316,226)	2,240,133	(2,552,092)
Comprehensive income (loss)	$(31,222,203)	$(11,395,198)	$(11,838,284)	$(20,115,504)

Net income (loss) per common share – basic	$(0.03)	$(0.02)	$(0.02)	$(0.05)
Net income (loss) per common share – fully diluted	$(0.03)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares – basic	930,381,393	343,347,981	601,834,472	337,207,656
Weighted average common shares – fully diluted	930,381,393	343,347,981	601,834,472	337,207,656

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Operating activities
Net income (loss) for the period	$(14,078,417)	$(17,563,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	306,531	1,235,843
Depreciation expense (note 4)	423,129	281,421
Change in fair value of warrant liability (note 10)	225,602	(393,755)
Deferred tax expense (note 13)	-	(1,653,562)
Change in fair value of silver loan (note 9)	20,939,850	2,109,601
Interest expense on lease liability (note 7)	24,695	43,395
Financing costs (note 10)	(449,545)	98,493
Units issued for services (note 10)	1,108,347	-
(Gain) on debt settlement (note 9)	(29,786,339)	-
Loss on issuance of warrants (note 10)	6,469,025	-
Loss on sale of equipment (note 5)	-	924,820
Loss on debt settlement (note 9)	3,376,692	312,864
Bad debt expense (note 3)	248,755	-
(Gain) on debt modification (note 9)	(4,618,484)	(2,045,262)
Accretion of liabilities (note 8, 9)	3,711,126	4,548,881
(Gain) loss on fair value of convertible debentures (note 9)	(1,002,763)	799,688
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,020,947)	(154,350)
Accounts payable	(625,361)	381,631
Accrued liabilities	691,171	(50,932)
Current income tax payable	(100,000)	-
Interest payable	1,992,787	1,520,138
Net cash (used in) operating activities	(12,164,146)	(9,604,498)

Investing activities
Process plant	(28,385,033)	(19,714,783)
Mine improvements	(2,841,449)	(2,541,423)
Purchase of land	-	(309,861)
Purchase of machinery and equipment	-	(659,704)
Net cash (used in) investing activities	(31,226,482)	(23,225,771)

Financing activities
Proceeds from silver loan	-	18,577,443
Proceeds from issuance of common shares, net (note 10)	61,803,983	-
Proceeds from debt facility (note 9)	11,000,000	-
Proceeds from Teck promissory note (note 9)	4,400,000	-
Repayment of Teck promissory note (note 9)	(4,487,160)	-
Proceeds from Loan (note 9)	3,500,000	-
Repayment of Loan (note 9)	(3,500,000)	-
Lease payments	(177,014)	(469,329)
Net cash provided by (used in) financing activities	72,539,809	18,108,114
Net change in cash	29,149,181	(14,722,155)
Cash, beginning of period	8,261,277	26,578,596
Cash, end of period	$37,410,458	$11,856,441

Supplemental disclosures
Non-cash activities
Interest payable settled with common shares	$2,246,911	$1,520,120
Services settled with common shares	$6,274,035	$-
Loan Facility settled with common shares	$6,044,210	$-
Stream settled with common shares	$20,472,126	$-

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$37,410,458	$11,856,441
Less restricted cash	2,975,000	4,475,000
Cash end of period	$34,435,458	$7,381,441

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	190,962	-	-	190,962
Shares issued for interest payable	27,601,689	28	2,470,572	-	-	2,470,600
Shares issued for RSUs vested	5,570,899	5	(5)	-	-	-
Shares issued for services	37,758,202	38	3,099,285	-	-	3,099,323
Shares issued for private placement	252,215,751	252	19,500,019	-	-	19,500,271
Shares issued for private placement	431,250,000	431	16,938,648	-	-	16,939,079
Compensation options	-	-	2,309,056	-	-	2,309,056
Shares issued for debt	259,047,619	259	26,516,336	-	-	26,516,595
Initial recognition of CD1, CD2, and CD3	-	-	9,970,069	-	-	9,970,069
OCI	-	-	-	2,240,133	-	2,240,133
Net (loss) for the period	-	-	-	-	(14,078,417)	(14,078,417)
Balance, September 30, 2025	1,363,142,785	$1,361	$142,228,311	$(762,228)	$(124,445,138)	$17,022,306

Balance, December 31, 2023	322,661,482	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)

Stock-based compensation	-	-	873,076	-	-	873,076
Shares issued for interest payable	23,619,707	24	2,427,541	-	-	2,427,565
Shares issued for DSUs vested	750,000	1	83,801	-	-	83,802
Shares issued for RSUs vested	2,667,436	2	(2)	-	-	-
OCI	-	-	-	(3,811,023)	-	(3,811,023)
Net (loss) for the period	-	-	-	-	(25,341,623)	(25,341,623)
Balance, December 31, 2024	349,698,625	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2025

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2024. The interim results for the period ended September 30, 2025 are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	September 30,	December 31,
	2025	2024

Prepaid expenses, deposits, and other receivables	$280,114	$464,380
HST and interest receivable	174,001	125,978
U.S. Environment Protection Agency overpayment (note 8)	-	100,000
Total	$454,115	$690,358

During the three and nine months ended September 30, 2025, the Company incurred a bad debt expense of $248,755 and $248,755 compared to $nil and $nil for the three and nine months ended September 30, 2024 relating to an unrecoverable receivable.

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	September 30,	December 31,
	2025	2024

Equipment	$2,454,489	$2,468,339
Less accumulated depreciation	(997,153)	(726,358)
Equipment, net	$1,457,336	$1,741,981

The total depreciation expense relating to equipment during the three and nine months ended September 30, 2025, was $71,000 and $270,795, respectively. Compared to the three and nine months ended September 30, 2024, was $51,416 and $148,373, respectively.

Right-of-use asset consists of the following:

	September 30,	December 31,
	2025	2024

Right-of-use asset	1,022,717	984,562
Less accumulated depreciation	(383,387)	(226,437)
Right-of-use asset, net	$639,330	$758,125

The total depreciation expense during the three and nine months ended September 30, 2025, was $47,638 and $156,950, respectively. Compared to the three and nine months ended September 30, 2024, was $44,349 and $133,048 respectively.

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

Process plant consists of the following:

	September 30,	December 31,
	2025	2024

Mill purchase, detailed engineering, and construction costs	$85,814,601	$65,545,594
Capitalized interest (note 9)	3,777,379	1,848,473
Disposal of grinding circuits	(984,820)	(984,820)
Process Plant	$88,607,160	$66,409,247

In August 2024, the Company sold a grinding circuit previously purchased from Teck as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining grinding circuits as assets at $40,000 held for sale and recognized a loss on sale of equipment of $616,547.

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	September 30,	December 31,
	2025	2024

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Capitalized development	8,904,242	6,626,865
Sale of mineral properties (note 9)	(4,476,498)	(2,768,510)
Land	202,000	202,000
Definition drilling	522,865	488,026
Bunker Hill mine	$19,399,819	$18,795,591

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company owns the mineral rights.

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

Sale of Mineral Properties – Royalties

On June 5, 2025, as consideration for Sprott stream conversion as described in note 9, the Company granted a royalty for 1.65% of life-of-mine gross revenue from mining claims compromising of both primary and secondary claims, as well as any new or complementing surface and mineral rights derived from the surface and mineral rights within the existing boundaries of the Bunker Hill Mine that are subsequently acquired by the Company or Silver Valley. A sale of mineral properties of $1,324,199 corresponding to the issuance of the royalty was recognized on the interim consolidated balance sheets.

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

On December 19, 2024, as consideration for Sprott advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $397,335 corresponding to the issuance of the royalty was recognized on the interim consolidated balance sheets.

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

As a result of the above transactions with Sprott, including the (i) conversion of the royalty convertible debenture into a 1.85% royalty, (ii) consideration of Sprott advancing $15,000,000 on the loan facility a 1.5% royalty was granted, and (iii) Sprott stream conversion a 1.65% royalty was granted, as of September 30, 2025 Sprott holds a 5% life-of-mine gross revenue applying to both primary and secondary claims comprising the Project.

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

7. Lease Liability

As of September 30, 2025, and December 31, 2024, The Company’s undiscounted lease obligations consisted of the following:

	September 30,	December 31,
	2025	2024
Gross lease obligation – minimum lease payments
1 year	$131,575	$200,755
2- 3 years	14,800	64,375
4-5 years	-	-

Future interest expense on lease obligations	(8,890)	(13,480)
Total lease liability	137,485	251,650

Current lease liability	123,484	189,368
Non-current lease liability	14,001	62,282
Total lease liability	137,485	251,650

Interest expense for the three and nine months ended September 30, 2025, was $6,244 and $24,695, respectively. Compared to the three and nine months ended September 30, 2024, was $2,396 and $43,395, respectively.

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

In December 2024, the Company made the second payment under the 2021 Amended Settlement Agreement in the amount of $3,000,000. As a result, the remainder of the payment obligation is $14,000,000. As of December 31, 2024 and September 30, 2025, the Company had two payment bonds of $9,999,000 and $4,001,000, in place to secure the EPA liability. As of September 30, 2025, the collateral for the payment bonds is comprised of restricted cash of $2,975,000 and a land pledged by third parties, with whom the Company has entered into a financing cooperation agreement (the “Cooperation Agreement”) that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election). As of December 31, 2024, the collateral for the payment bonds was comprised of two letters of credit totaling $4,475,000 in aggregate, as well as land pledged by third parties with whom the company has entered into a financing cooperation agreement (“Cooperation Agreement”) that contemplates a monthly fee of $20,000 (payable in cash or common shares of the Company, at the Company’s election). The Company has $2,975,000 of restricted cash shown within current assets as of September 30, 2025, and $4,475,000 December 31, 2024 relating to the collateral of the payment bonds.

The Company recorded accretion expense on the liability of $453,580 and $1,289,442 for the three and nine months ended September 30, 2025, respectively, bringing the net liability to $9,838,671 (previously accrued interest of $156,743) as of September 30, 2025. The Company recorded accretion expense on the liability of $508,712 and $1,441,373 for the three and nine months ended September 30, 2024, respectively.

Water Treatment Charges – Idaho Department of Environmental Quality (“IDEQ”)

Separate to the cost recovery liability pursuant to the EPA Settlement Agreement, the Company has agreed to pay ongoing water treatment charges. Water treatment charges incurred through December 31, 2021 were payable to the EPA, and charges thereafter became payable to the Idaho Department of Environmental Quality (“IDEQ”) following a change in management for the Central Treatment Plant (“CTP”) from the EPA to the IDEQ as of that date.

The Company is currently charged a monthly amount of $100,000 by the IDEQ as installments toward the cost of treating water at the CTP. Upon receipt of an invoice from the IDEQ for actual CTP costs incurred, a reconciliation is performed relative to payments made, with an additional amount due or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of September 30, 2025, a prepaid expense of $nil (December 31, 2024: $100,000) represented the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. Any balance is recognized on the condensed interim consolidated balance sheets as accounts receivable and prepaid expenses.

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

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (1,2,3)	Valuation date	Maturity date	Contractual Interest rate	Stock price (US$)	Expected equity volatility	Credit spread	Risk-free rate	Risk- adjusted rate
CD1 note	12-31-24	03-31-28	7.50%	0.113	105%	4.72%	4.28%	15.45%
CD2 note	12-31-24	03-31-29	10.50%	0.113	105%	5.03%	4.34%	17.89%
CD1 note	03-31-25	03-31-28	7.50%	0.102	100%	6.88%	3.89%	16.06%
CD2 note	03-31-25	03-31-29	10.50%	0.102	100%	7.06%	3.93%	18.16%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%.
(3)	The conversion price of the CD1, CD2 and CD3 are $0.105 as of September 30, 2025. The conversion price of the CD1 is $0.208 and CD2 is $0.202 as of December 31, 2024.

The gain (loss) on changes in fair value of convertible debentures recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three and nine months ended September 30, 2025, was $nil and $1,002,763, respectively, and $(144,493) and $(799,688) for the three and nine months ended September 30, 2024.

The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three and nine months ended September 30, 2025, the Company recognized $nil and $795,907 respectively, within other comprehensive income. Compared to ($1,151,984) and ($387,850) for the three and nine months ended September 30, 2024.

Interest expense on the pre-extinguished CD1 from January 1, 2025 to June 5, 2025 was $193,459. Interest expense on the pre-extinguished CD2 from January 1, 2025 to June 5, 2025 was $684,041.

For the three and nine months ended September 30, 2025, the Company recognized $(17,927), and $297,934, respectively, (gain) loss on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling interest by issuance of shares. Compared to $109,539 and $312,864 for the three and nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025, the Company recognized $nil, and $3,077,155, respectively, loss on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of extinguishment of CD1 and CD2. Compared to $nil and $nil for the three and nine months ended September 30, 2024.

The Company recorded accretion expense on host debt of CD1 of $179,518 from June 6, 2025 to September 30, 2025 ($141,607 for the three months ended September 30, 2025), bringing the net liability to $4,092,179 as of September 30, 2025. Compared to $nil and $nil for the three and nine months ended September 30, 2024.

The Company recorded accretion expense on the host debt of CD2 of $374,398 from June 6, 2025 to September 30, 2025 ($295,396 for the three months ended September 30, 2025), bringing the net liability to $8,539,163 as of September 30, 2025. Compared to $nil and $nil for the three and nine months ended September 30, 2024.

At September 30, 2025 interest of $268,333 ($510,411 at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

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

The Company recorded accretion expense on host debt of CD3 of $109,080 and $137,625 for the three and nine months ended September 30, 2025 ($nil and $nil for the three and nine months ended September 30, 2024), bringing the net liability to $2,406,021 as of September 30, 2025. At September 30, 2025, interest of $nil ($nil at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the CD1, CD2, CD3 and was in compliance with all such covenants as of September 30, 2025.

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

The Company determined the effective interest rate of the Stream obligation to be 10.6% and recorded accretion expense on the liability of $nil and $1,570,574 for the three and nine months ended September 30, 2025 ($830,292 and $3,107,508 for the three and nine months ended September 30, 2024) recognized in the consolidated statement of (loss) and comprehensive (loss), accretion expense on the liability of $nil and $971,426 for the three and nine months ended September 30, 2025 ($557,708 and $1,043,492 for the three and nine months ended September 30, 2024) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and gain (loss) on revaluation of the liability of $nil and $4,149,606 for the three and nine months ended September 30, 2025, respectively (gain of ($1,793,800) and $737,200 for the three and nine months ended September 30, 2024, respectively). The revaluation is because of a change in projections of the key assumptions: The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and long-term commodity prices of 1.20 $/lb to 1.28 $/lb for zinc, 0.91 $/lb to 0.93 $/lb for lead, 27.76 $/oz to $31.96 $/oz for silver, and timing of production.

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among the Company, Silver Valley, and Sprott Streaming, pursuant to which Sprott Streaming previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 200,000,000 shares of the Company’s common stock; (ii) the CD3; and (iii) an additional 1.65% life-of-mine gross revenue royalty (note 6) on primary and secondary claims comprising the Bunker Hill Mine. A gain on debt settlement $29,580,954 was recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2025.

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

On January 31, 2025, the Company drew $6,000,000 on the debt facility. On January 17, 2025, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On December 12, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On December 19, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 6). On June 5, 2025, the Company repaid $6,000,000 of principal and $200,000 of interest owed to Sprott on the debt facility by issuing 57,142,857 and 1,904,762 Common Stock. For the three and nine months ended September 30, 2025, the Company recognized $31,727 and $187,458, respectively, gain on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling principal and interest by issuance of shares, compared to $nil and $nil for the three and nine months ended September 30, 2024.

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

The Company recorded accretion expense on the debt facility of $176,925 and $858,521 for the three and nine months ended September 30, 2025 ($nil and $nil for the three and nine months ended September 30, 2024), accretion expense on the liability of $378,505 and $957,480 for the three and nine months ended September 30, 2025 ($nil and $nil for the three and nine months ended September 30, 2024) capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets bringing the net liability to $14,583,190 as of September 30, 2025. At September 30, 2025, interest of $nil ($nil at December 31, 2024) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the Debt Facility and was in compliance with all such covenants as of September 30, 2025.

Silver Loan

On August 8, 2024, the Company entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”).

In June 2025, the Company and Monetary Metals & Co. agreed to amend the rate of interest of the silver loan reducing it from 15% to 13.5% effective August 9, 2025. In consideration for Monetary Metals’ participation in the June 5, 2025 restructuring transactions of Bunker Hill and Silver Valley, Bunker Hill agreed to pay the following fees to Monetary Metals: a fee in the amount of $249,000 due and payable on August 8, 2025 and $249,000 due and payable on August 8, 2026. The Company determined that the amendments to the terms of the Silver Loan should not be treated as an extinguishment of the Silver Loan and have therefore been accounted for as a modification. The Company recognized a gain on modification of debt of $nil and $468,878 for the three and nine months ended September 30, 2025, respectively compared to $nil for the three and nine months ended September 30, 2024.

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

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. BDT models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk- adjusted rate
Tranche 1, 2, 3, 4, & 5	Dec 31, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.53%	16.54%
Tranche 1, 2, 3, 4, & 5	Mar 31, 2025	Aug 8, 2027	15%	30.5%	4.24%	6.76%	18.80%
Tranche 1, 2, 3, 4, & 5	June 30, 2025	Aug 8, 2027	13.5%	30.5%	4.24%	11.83%	18.80%
Tranche 1, 2, 3, 4, & 5	September 30, 2025	Aug 8, 2027	13.5%	26.0%	3.61%	7.22%	18.62%

The resulting fair values of the Silver Loan at September 30, 2025, and December 31, 2024, and as of the issuance date, were as follows:

Reference	September 30, 2025	Dec 31, 2024
Silver Loan	$50,829,454	$31,802,708

The loss on changes in fair value of Silver Loan recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three and nine months ended September 30, 2025, was $11,909,903 and $20,939,850 respectively compared to $2,109,601 and $2,109,601 for the three and nine months ended September 30, 2024. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income during the three and nine months ended September 30, 2025, was $(3,143,638), and $1,444,226 compared to $(2,164,242) and $(2,164,242) for the three and nine months ended September 30, 2024.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of September 30, 2025.

Teck Promissory Note

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note bore interest at 12% per annum, with such interest capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and was paid on demand on June 6, 2025. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received the remaining $2,325,000 on the Note from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note.

On June 6, 2025, the Company repaid principal and accrued interest, in the amount of $4,487,160 on the unsecured Note as amended. As of September 30, 2025, the principal and interest outstanding on the unsecured Note is $nil ($nil at December 31, 2024) on the condensed interim consolidated balance sheets. Interest expense for the three and nine months ended September 30, 2025, was $nil and $87,160 respectively ($nil and $nil for the three and nine months ended September 30, 2024).

$10,000,000 Teck Standby Facility

On June 5, 2025, the Company closed an uncommitted demand standby prepayment credit facility with Teck for $10,000,000 (the “Teck Standby Facility”). The Teck Standby Facility will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The Teck Standby Facility will be available to the Company, until the earlier of (i) June 30, 2028, or (ii) the date on which the Bunker Hill project hits 90% of name plate capacity or on the date on which the Company is cash flow positive for a quarter, whichever is sooner, unless terminated earlier by Teck. As of December 31, 2024, and September 30, 2025, no advances have been made on the facility. The Company determined that no recognition is required on the financial statements as of September 30, 2025, as no amount has been drawn from the facility.

$3,500,000 Unsecured Loan

On September 16, 2025, the Company closed an unsecured loan for an aggregate principal amount of up to $3,500,000 (the “Loan”). The Loan is noninterest bearing. The Loan was available in multiple advances at the discretion of the non-related party and was paid on demand on September 30, 2025. On September 16, 2025, the Company received $1,750,000 in advance from non-related party. On September 23, 2025, the Company received $1,750,000 advance from non-related party.

On September 30, 2025, the Company repaid principal on the unsecured Loan. As of September 30, 2025, the principal and interest outstanding on the unsecured Loan is $nil ($nil at December 31, 2024) on the condensed interim consolidated balance sheets.

10. Capital Stock, Warrants, Stock Options and Restricted Share Units

Authorized

The total authorized capital is as follows:

●	2,500,000,000 (1,500,000,000 as of December 31, 2024) Common Shares with a par value of $0.000001 per Common Share; and
●	10,000,000 preferred shares with a par value of $0.000001 per preferred share.

Issued and outstanding

In January 2025, the Company issued 1,053,335 shares of common stock in connection with its election to satisfy financing cooperation fees relating to the Cooperation Agreement for the six months ended September 30, 2024. In January 2025, the Company issued 621,500 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Cooperation Agreement for the three months ended December 31, 2024. The Company recognized a loss on debt settlement of $nil and $13,972 for the three and nine months ended September 30, 2025 (compared to $nil and $nil for the three and nine months ended September 30, 2024) in the on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) for satisfying the financing cooperation fee with shares.

In January 2025, the Company issued 7,392,859 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending December 31, 2024.

In January 2025, the Company issued 672,450 shares of common stock in connection with settlement of RSUs.

In April 2025 the Company issued 187,500 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending March 31, 2025.

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

The Equity Offerings, including both the brokered and non-brokered components, were conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions. All securities issued pursuant to the Equity Offerings (i) are subject to a four month plus one day hold period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSX Venture Exchange (the “TSX-V”) and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom. The gross proceeds were bifurcated between equity and warrant liability at $19,500,019 (net of transaction costs of $918,425) and $6,279,115 respectively, as of June 5, 2025.

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

Equity Payment

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. The Company wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, the Company, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which the Company issued 4,761,905 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one shares of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$0.25 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028. The payment is included in long term deposits on the September 30, 2025, interim consolidated balance sheets.

In July 2025, the Company issued 15,378,473 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending June 30, 2025 and the debt facility for the six months ended June 30, 2025.

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645 which included participation by Teck for $19,494,060. As part of the equity offering the Company incurred $1,350,948 of financing costs on the condensed interim consolidated statements of income (loss) and $1,239,410 of financing costs in contributed surplus on the condensed interim consolidated balance sheets. Additionally, the Company issued 25,481,736 compensation options incurring $1,104,816 of financing costs on the condensed interim consolidated statements of income (loss) for the three and nine months ended September 30, 2025 and $1,204,240 of financing costs in contributed surplus on the condensed interim consolidated balance sheets. Each Compensation option is exercisable to acquire one Common Share of the Company at a price of C$0.12 per share for a period of 24 months from September 29, 2025.

As part of the Brokered Offering, we issued an aggregate of 431,250,000 units (“Units”) at a price of $0.087 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share”) and one common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (a “Warrant Share”) at an exercise price of C$0.17 per Warrant Share for 60 months after issuance. The gross proceeds were bifurcated between equity and warrant liability at $19,494,267 and $17,884,378 respectively, as of September 29, 2025.

The Equity Offering was conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions. All securities issued pursuant to the Equity Offerings (i) are subject to a four month plus one day hold period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSX Venture Exchange (the “TSX-V”) and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at September 30, 2025 and December 31, 2024:

September 2025 warrants	September 30, 2025	Grant Date
Expected life	1825 days	1826 days
Volatility	105%	105%
Risk free interest rate	2.78%	2.78%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.205
Fair value	$21,527,241	$24,353,610
Change in derivative liability	$(2,826,369)

During the three and nine months ended September 30, 2025, the Company recognized a loss on issuance of the September 29, 2025 warrants of $6,469,025 ($nil and $nil for the three months ended September 30, 2024).

June 2025 warrants	September 30, 2025	Grant Date
Expected life	979 days	1096 days
Volatility	90%	105%
Risk free interest rate	2.47%	2.62%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.135
Fair value	$9,652,428	$7,171,032
Change in derivative liability	$2,481,396

January 2025 warrants	September 30, 2025	Grant Date
Expected life	677 days	943 days
Volatility	80%	105%
Risk free interest rate	2.47%	2.85%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.165
Fair value	$6,887	$7,116
Change in derivative liability	$(229)

November 2024 warrants	September 30, 2025	December 2024
Expected life	677 days	950 days
Volatility	80%	95%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$36,956	$32,374
Change in derivative liability	$4,582

October 2024 warrants	September 30, 2025	December 2024
Expected life	677 days	950 days
Volatility	80%	95%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$25,056	$25,881
Change in derivative liability	$(825)

August 2024 warrants	September 30, 2025	December 2024
Expected life	677 days	950 days
Volatility	80%	95%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$80,215	$82,857
Change in derivative liability	$(2,642)

March 2023 warrants	September 30, 2025	December 31, 2024
Expected life	178 days	451 days
Volatility	24%	24%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$1,554,093	$915,046
Change in derivative liability	$639,047

April 2022 special warrants issuance	September 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

April 2022 non-brokered issuance	September 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

June 2022 issuance	September 30, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$0.155
Fair value		$-	$1
Change in derivative liability		$(1)

February 2021 issuance	September 30, 2025	December 31, 2024
Expected life	132 days	405 days
Volatility	95%	70%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$1	$44,465
Change in derivative liability	$(44,464)

June 2019 issuance	September 30, 2025	December 31, 2024
Expected life	92 days	365 days
Volatility	120%	70%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$1	$9,724
Change in derivative liability	$(9,723)

August 2019 issuance	September 30, 2025	December 31, 2024
Expected life	92 days	365 days
Volatility	120%	70%
Risk free interest rate	2.47%	2.96%
Dividend yield	0%	0%
Share price (C$)	$0.185	$0.155
Fair value	$1	$14,945
Change in derivative liability	$(14,944)

Outstanding warrants at September 30, 2025 and December 31, 2024 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2023	145,061,976	$0.37	$0.09
Issued	2,157,384	0.15	0.07
Balance, December 31, 2024	147,219,360	$0.37	$0.09

Balance, December 31, 2024	147,219,360	$0.37	$0.09
Issued	575,371,249	0.19	0.08
Expired	(40,538,969)	0.37	0.15
Balance, September 30, 2025	682,051,640	$0.22	$0.08

At September 30, 2025, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

December 31, 2025	0.59	32,895,200	32,895,200
February 9, 2026	0.60	17,112,500	17,112,500
February 16, 2026	0.60	2,881,580	2,881,580
March 27, 2026	0.15	51,633,727	51,633,727
August 8, 2027	0.16	1,680,591	1,680,591
August 8, 2027	0.15	100,397	100,397
August 8, 2027	0.12	476,793	476,793
June 5, 2028	0.25	144,020,852	144,020,852
September 30, 2030	0.17	431,250,000	431,250,000
		682,051,640	682,051,640

Compensation options

At September 30, 2025, and December 31, 2024 the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2023	4,301,150	$0.24
Expired – February 2024	(351,000)	0.50
Expired – April 2024	(1,879,892)	0.30
Balance, December 31, 2024	2,070,258	0.15

Balance, December 31, 2024 (i)	2,070,258	0.15
Issued – September 2025 (ii)	25,481,736	0.12
Balance, September 30, 2025	27,551,994	0.12

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:
(ii)	The grant date fair value of the September 2025 Compensation Options was estimated at $2,309,056 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i) March 2023	3.4%	0%	120%	C$0.11	3 years
(ii) September 2025	2.5%	0%	85%	C$0.205	2 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026(i)	$0.12	2,070,057	$111,971
September 29, 2027(ii)	$0.12	25,481,736	$2,309,056

i)	Exercisable into one March 2023 Unit.
ii)	Exercisable into one share of common stock of the Company.

Stock options

Outstanding stock options at September 30, 2025, and December 31, 2024 were as follows:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2023	8,970,636	$0.52
Granted August 1, 2024	87,493	$0.16
Expired October 24, 2024	(1,575,000)	$0.60
Expired October 31, 2024	(1,037,977)	$0.34
Balance, December 31, 2024	6,445,152	$0.52

Balance, December 31, 2024	6,445,152	$0.52
Expired April 20, 2025	(5,957,659)	$0.55
Balance, September 30, 2025	487,493	$0.15

The following table reflects the stock options issued and outstanding as of September 30, 2025:

			Number of
	remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
0.15	2.15	400,000	400,000	37,387
0.16	3.84	87,493	87,493	7,242
		487,493	487,493	$44,629

The vesting of stock options during the three and nine months ending September 30, 2025, resulted in stock based compensation expense of $635 and $4,226, respectively ($2,366 and $33,882 for the three and nine months ending September 30, 2024, respectively).

Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

Outstanding RSUs at September 30, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2023	7,044,527	$0.24
Granted (i, ii)	9,720,403	$0.11
Vested	(2,667,436)	$0.23
Forfeited	(71,000)	$0.50
Unvested as at December 31, 2024	14,026,494	$0.15

Unvested as at December 31, 2024	14,026,494	$0.15
Forfeited	(1,754,934)	$0.14
Vested	(5,570,899)	0.15
Unvested as at September 30, 2025	6,700,660	$0.15

(i)	On January 29, 2024, the Company granted 672,450 RSUs to the CFO of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $3,552 and $3,552, respectively, for the three and nine months ended September 30, 2025, which is included in operating expenses condensed interim consolidated statements of income (loss) and comprehensive income (loss), compared to $12,568 and $33,880 for the three and nine months ended September 30, 2024, respectively.

(ii)	On March 13, 2024, the Company granted 9,047,953 RSUs to certain executives and employees of the Company, which vest in one-third increments on March 13 of 2025, 2026 and 2027. The vesting of these RSUs resulted in a (recovery) of stock based compensation expense and stock-based compensation of $(28,136) and $121,905, respectively, for the three and nine months ended September 30, 2025, which is included in operating expenses condensed interim consolidated statements of income (loss) and comprehensive income (loss) compared to $113,568 and $248,112, for the three and nine months ended September 30, 2024, respectively.

The vesting of RSU’s during the three and nine months ending September 30, 2025, resulted in a (recovery) of stock based compensation expense and stock based compensation expense of $(74,890) and $186,736 respectively ($209,145 and $635,809 for the three and nine months ending September 30, 2024, respectively).

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

Outstanding DSUs at September 30, 2025 and December 31, 2024 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2023	1,495,454	$0.90
Granted	2,865,363	$0.13
Vested	(4,023,342)	$0.41
Unvested as at December 31 2024	337,475	$0.16

Unvested as at December 31 2024, and September 30, 2025	337,475	$0.16

The vesting of DSU’s during the three and nine months ended September 30, 2025, resulted in stock based compensation expense of $379,510 and $234,103, respectively. The vesting of DSU’s during the three and nine months ending September 30, 2024, resulted in stock based compensation expense of $14,379 and $566,152, respectively. The fair value of each DSU is $0.13 as of September 30, 2025, and $0.11 as of December 31, 2024.

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

During the three months ended September 30, 2025, the Company commenced discussions with the EPA and the IDEQ to advance a second amendment to the Amended Settlement Agreement. Specifically, the Company is seeking a restructure of the ongoing obligations to the EPA and IDEQ.

Crescent Legal Proceeding

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. During the nine months ended September 30, 2025, the Company attended a mediation session with the plaintiff. The lawsuit continues to advance through the discovery and pre-trail phase, in which information is gathered and exchanged.

13. Deferred Tax liability

The Company incurred no income tax recovery or expense for the three and nine months ended September 30, 2025 and incurred income tax recovery of $448,844 and $1,653,562 for the three and nine months ended September 30, 2024. The Company’s effective income tax rate for the first nine months of 2024 was 9.4%. The effective tax rate during the first three months of 2024 rate differed from the statutory rate primarily due to the recognition of deferred tax assets available to offset the deferred tax liability associated with the Stream Obligation. The Company maintains a valuation allowance against net operating losses subject to Section 382 and other deferred tax assets.

Current liabilities at September 30, 2025, and December 31, 2024, include an income tax payable of $950,000 and $1,050,000, respectively. This relates to the proceeds of the Stream which were classified as income under the U.S. internal revenue code. The Company elected to defer the income, one year, to 2024, in which most of the income was offset by losses incurred in the current year and previous years.

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

14. Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2025	2024	2025	2024
Operating expenses
General administration expenses	$2,178,004	$2,416,265	$6,884,260	$8,603,737
Salaries, wages, and consulting fees	991,340	1,018,094	2,304,850	2,768,367
Total	3,169,344	3,434,359	9,189,110	11,372,104

15. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Consulting fees & wages	$261,114	$319,462	$997,350	$1,147,063

At September 30, 2025 and September 30, 2024, $23,451 and $122,084 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

Sprott Transactions

In January 2025, the Company drew $11,000,000 on the Sprott debt facility. As a greater than 10% holder in the Company’s equity, Sprott is a related party. As consideration for Sprott advancing the debt facility the Company granted Sprott a royalty for 1.0% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey and a 0.70% rate will apply to claims outside of these areas.

In January 2025, the Company issued 7,119,049 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended December 31, 2024.

On June 5, 2025, the following transactions relating to Sprott occurred:

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

In July 2025, the Company issued 15,163,195 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended June 30, 2025.

Teck Transactions

As a greater than 10% holder in the Company’s equity, Teck is a related party. On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note interest rate was set at 12% per annum, with such interest being capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and is payable on demand from Teck. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received $2,325,000 advance from Teck. On April 7, 2025, the Company received $312,000 advance from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note. On June 6, 2025, the Company repaid principal and accrued interest on the full balance of the unsecured Note in the amount of $4,487,160.

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

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645.19 which included participation by Teck for 223,786,706 units for $19,494,060. Each Unit consists of one share of common stock of the Company (a “Common Share”) and one common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (a “Warrant Share”) at an exercise price of C$0.17 per Warrant Share for 60 months after issuance.

16. Geographic and Segment Information

The Company has one reportable operating segment. The Company’s primary focus is the development and restart of our 100% owned Bunker Hill Mine in Kellogg, Idaho, U.S. The Company reported no revenues during the three and nine months ended September 30, 2025, and 2024.

17. Subsequent Events

Equity Transactions

On October 6, 2025, the Company issued 2,236,112 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2025.

On October 14, 2025, the Company granted 3,980,071 RSUs to certain members of management of the Company. The RSUs will vest in one-third increments on October 14, 2025, June 30, 2026 and June 30, 2027, with each RSU vesting into one share of common stock.

On October 22, 2025, the Company issued 83,000 shares of common stock in connection with a stockholder’s warrant exercise. The Company received $8,858 in net proceeds after bank fees.

On October 27, 2025, the Company granted 700,000 stock options to a non-related party, of which all vested on the one-year anniversary of the grant date. These options have a 2-year life and are exercisable at C$0.19 per common share.

On October 27, 2025, the Company announced announce that its wholly-owned subsidiary Silver Valley Metals Corp., has entered into an asset purchase agreement with Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc. (“Silver Dollar”), to acquire the Ranger-Page property which includes, six past-producing underground high-grade silver-lead-zinc mines located immediately adjacent to and to the west of the Bunker Hill Mine in the prolific Silver Valley mining district of Idaho, USA. Under the terms of the agreement, Bunker Hill will acquire 100% of Silver Dollar’s interest in the Ranger-Page Mines for total consideration of $2,400,000 comprised of 23,333,334 Bunker Hill Common Shares.

On October 28, 2025, the Company issued 925,144 shares of common stock and 925,144 warrants exercisable into one share of common stock at a strike price of C$0.15 with an expiry of March 27, 2026 in connection with a compensation option exercise. The company received $79,518 in net proceeds after bank fees.

Silver Loan

On November 10, 2025, the Company closed the six tranche of the Silver Loan in the principal amount of $2,521,215, being the number of US dollars equal to 50,384 ounces of silver.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three and nine months ended September 30, 2025, has been prepared based on information available to us as of November 12, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2024, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Current External Factors Impacting our Business

In 2022, the United States Geological Survey included zinc as one of the primary metals at Bunker Hill along with lead and silver as a critical material that is essential to the U.S. economy and national security. Zinc uses include incorporation in metal products, rubber and medicines. About three-fourths of zinc used is consumed as metal, mainly as a coating to protect iron and steel from corrosion (galvanized metal), as alloying metal to make bronze and brass, as zinc-based die casting alloy, and as rolled zinc.

Due to the dominance of China over certain critical materials production, including zinc, the U.S. government is taking certain actions to support the domestic critical materials supply chain, including tax incentives and federal loan programs specifically designed to support critical materials producers, and to strengthen the defense industrial base with respect to critical minerals. During the first nine months of 2025, we have monitored the many federal actions of President Trump and his Administration, including executive orders covering critical minerals and materials, including zinc. On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included (1) several urgent critical mineral directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; and (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

In March 2025, President Trump issued the “Immediate Measures to Increase American Mineral Production” Executive Order. In this Executive Order, President Trump directed the federal agencies, including the Export – Important Bank of the US (“EXIM”), to unlock the permitting, funding and issuance of off-take agreements for critical minerals. The Executive Order includes near-term actions to be determined and implemented by the federal agencies to mobilize capital for mineral producers and create off-take agreements for the strategic stockpiling of minerals critical to the United States’ defense, technology and energy.

Since early 2025 and continuing into the third quarter of 2025, the Trump Administration has announced several potential and/or increased tariffs and other trade restrictions on the imports to the United States. These restrictions are in response to China’s export restrictions in critical minerals as well as other general trade negotiations with other nations. These tariffs and trade restrictions may have an impact on the Company’s ability to secure materials for construction or operations of our project, and could result in additional support by the U.S. government in creating a diversified secure U.S. supplies of critical metals, including the future production of the Bunker Hill Mine.

In addition, the impacts of other external influences (such as the Russia/Ukraine war and conflicts in the Middle East, including the Israel war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for critical and base metal materials. The Company monitors and continues to pursue the participation in these initiatives as they are critical to the production of domestic defense and other technologies.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and nine months ended September 30, 2025, and September 30, 2024.

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue

During the three and nine months ended September 30, 2025, and 2024, respectively, we generated no revenue.

Expenses

During the three months ended September 30, 2025, and 2024, we reported total operating expenses of $3,169,344 and $3,434,359, respectively. The decrease in total operating expenses was primarily due to the Company moving to a smaller team of contractors to continue the construction of the process plant and complete other preconstruction matters during the quarter ended September 30, 2025.

During the nine months ended September 30, 2025, and 2024, we reported total operating expenses of $9,189,110 and $11,372,104, respectively. The decrease in total operating expenses was primarily due to the Company moving to a smaller team of contractors to continue the construction of the process plant and complete other preconstruction matters during the nine months ended September 30, 2025.

Net Income and Comprehensive Income

We had net loss of $28,078,565 for the three months ending September 30, 2025 (compared to $8,078,972 for the three months ended September 30, 2024). The loss for the three months ended September 30, 2025 was primarily a loss on the fair value of silver loan of $11,909,903 for the three months ended September 30, 2025, compared to $2,109,601 for the three months ended September 30, 2024 and financing costs of $2,344,226 ($589,142 for the three months ended September 30, 2024) relating to a bought deal equity raise that occurred during the three months ended September 30, 2025. Additionally, the Company recognized $6,469,025 loss on issuance of warrants relating to the bought deal equity raise compared to $nil for the three months ended September 30, 2024.

We had net loss of $14,078,417 for the nine months ending September 30, 2025 (compared to a loss of $17,563,412 for the nine months ended September 30, 2024). The loss for the nine months ended September 30, 2025, was primarily a loss on the fair value of the silver loan of $20,939,850 for the nine months ended September 30, 2025, compared to $2,109,601 for the nine months ended September 30, 2024. Additionally, the Company incurred financing costs of $3,359,092 ($589,142 for the nine months ended September 30, 2024) relating to debt and equity transactions that occurred during the nine months ended September 30, 2025. Additionally, the Company recognized $6,469,025 loss on issuance of warrants relating to the bought deal equity raise compared to $nil for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2025, was offset by a gain on debt settlement of the stream debenture of $29,580,954, compared to $nil in the 2024 period due to the restructuring and a gain on revaluation of stream debenture of $4,149,606 compared to gain of $737,000 for the nine months ended September 30, 2024), due to updated key assumptions including commodity prices and timing of production.

We had a comprehensive loss of $31,222,203 and $11,838,284 for the three and nine months ended September 30, 2025 (comprehensive loss of $11,395,198 and $20,115,504 for the three and nine months ended September 30, 2024), respectively. Comprehensive (loss) income for the three and nine months ending September 30, 2025, is inclusive of a $(3,143,638) loss and $2,240,133 gain on change in fair value on own credit risk (loss of $3,316,226 and $2,552,092 for the three and nine months ended September 30, 2024).

Liquidity and Capital Resources

Current Assets and Total Assets

As of September 30, 2025, the Company had total current assets were $38,245,577, compared to total current assets of $9,332,639 at December 31, 2024 – an increase of $28,912,938; and total assets of $149,921,624, compared to total assets of $97,601,550 at December 31, 2024 – an increase of $52,320,074. During the nine months ended September 30, 2025, our current and non-current assets increased due to debt and equity financings that occurred partially offset by cash expenditures on the process plant and additions to the Bunker Hill Mine.

Current Liabilities and Total Liabilities

As of September 30, 2025, our total current liabilities of $12,962,760 and total liabilities of $132,899,318, compared to total current liabilities of $29,644,412 and total liabilities of $149,736,915 at December 31, 2024.

Total liabilities decreased due to the termination and exchange of the stream obligation under the Exchange Agreement (discussed in Note 9 to the financial statements), the repayment of $6,000,000 of principal on the Sprott debt facility through the issuance of Common Stock, the repayment of the Teck promissory note in full all of which occurred in the nine months ending September 30, 2025 and a decrease in accounts payable and accrued liabilities as the Company utilized the equity raise to decrease its current obligations to its vendors, all of which occurred in June 2025. This was offset by an $11,000,000 drawdown on the Sprott debt facility in January 2025 and the $19,026,746 increase in the fair value of the silver loan due to the change in inputs, including an increase in the silver price during the nine months ended September 30, 2025.

As of September 30, 2025, our total liabilities include $32,883,879 of warrants that are classified as a liability under US GAAP, as the instrument is exposed to foreign currency risks other than the changes in the value of the entity’s equity because the strike price of the warrants is denominated in C$ versus US$. Although classified as a liability, it does not represent a future cash outflow to the Company. The Company will settle any warrant exercises received with the issuance of our own shares together with the receipt of cash for those warrants exercised.

Working Capital and Shareholders’ Equity

As of September 30, 2025, we had working capital of $25,282,817 and a shareholders’ equity of $17,022,306, compared to working capital deficit of $20,311,773 and shareholders deficiency of $52,135,365, respectively, as of December 31, 2024. The significant improvement in working capital and shareholders equity from December 31, 2025 to September 30, 2025 is primarily the result of a major capital restructuring along with combined equity financings from a brokered and non-brokered private placement, debt settlements and a bought deal equity raise during the first nine months of 2025.

Cash Flow

During the nine months ended September 30, 2025, we had a net cash increase of $29,149,181, primarily due to cash provided by financing activities, specifically proceeds from the issuance of shares of common stock and proceeds from Sprott debt facility, offset by cash used in operating and investing activities primarily related to expenditures on the Bunker Hill Mine process plant.

Subsequent Events

Equity Transactions

On October 6, 2025, the Company issued 2,236,112 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2025.

On October 14, 2025, the Company granted 3,980,071 RSUs to certain members of management of the Company. The RSUs will vest in one-third increments on October 14, 2025, June 30, 2026 and June 30, 2027, with each RSU vesting into one share of common stock.

On October 22, 2025, the Company issued 83,000 shares of common stock in connection with a stockholder’s warrant exercise. The company received $8,858 in net proceeds after bank fees.

On October 27, 2025, the Company granted 700,000 stock options to a non-related party, of which all vested on the one-year anniversary of the grant date. These options have a 2-year life and are exercisable at C$0.19 per common share.

On October 27, 2025, the Company announced announce that its wholly-owned subsidiary Silver Valley Metals Corp., has entered into an asset purchase agreement with Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc. (“Silver Dollar”), to acquire the Ranger-Page property which includes, six past-producing underground high-grade silver-lead-zinc mines located immediately adjacent to and to the west of the Bunker Hill Mine in the prolific Silver Valley mining district of Idaho, USA. Under the terms of the agreement, Bunker Hill will acquire 100% of Silver Dollar’s interest in the Ranger-Page Mines for total consideration of $2,400,000 comprised of 23,333,334 Bunker Hill Common Shares.

On October 28, 2025, the Company issued 925,144 shares of common stock and 925,144 warrants exercisable into one share of common stock at a strike price of C$0.15 with an expiry of March 27, 2026 in connection with a compensation option exercise. The Company received $79,518 in net proceeds after bank fees.

Silver Loan

On November 10, 2025, the Company closed the six tranche of the Silver Loan in the principal amount of $2,521,215, being the number of US dollars equal to 50,384 ounces of silver.

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

As of the end of the period covered by this report, the Company made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of September 30, 2025.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of September 30, 2025.

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

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. During the nine months ended September 30, 2025, the Company attended a mediation session with the plaintiff. The lawsuit continues to advance through the discovery and pre-trail phase, in which information is gathered and exchanged.

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

●	Access to timely and sufficient capital. The ability to raise sufficient and timely capital before existing cash reserves are exhausted is at risk given the impact of commodity price volatility and market uncertainty related to ongoing Canada-USA trade discussions. This risk is offset to a degree by the significant strengthening of the Company’s balance sheet following the concurrent equity injection and debt restructuring and engagement with US EXIM Bank, but it is nonetheless the most material risk to the Company and its business plan at this time.

●	Project schedule and budget. The ability to maintain the project on schedule and budget is at risk primarily due to the uncertainty of financing, but also due to general inflationary trends and supply chain pressures.

●	Hiring and retaining key staff. The ability to recruit in a timely way and then retain key staff is negatively affected by the on-going financing uncertainty and a competitive skilled labor market. This is offset to a degree by use of contractors but is nonetheless a material risk that increases in direct proportion to the degree of financing uncertainty.

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

The following table provides information for the three months ended September 30, 2025:

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	3	0	0	0	0	$454.00	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
4.1††	Warrant Indenture, dated as of September 29, 2025, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 29, 2025)
10.1†	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 23, 2025)
10.2††	Form of Subscription Agreement, dated as of September 29, 2025, between Bunker Hill Mining Corp. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 29, 2025)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.

††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2025

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2025

BUNKER HILL MINING CORP.

	By	/s/ Gerbrand van Heerden
Gerbrand van Heerden, Chief Financial Officer and Corporate Secretary

