Form 10-K
period 2025-12-31
Bunker Hill Mining Corp.
filed 2026-03-06
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting shares of common stock of the registrant issued and outstanding on such date, excluding shares held by affiliates of the registrant as a group, was $78,398,964.

Number of shares of common stock outstanding as of March 5, 2026: 45,618,400

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

This Annual Report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, contains “forward-looking statements” within the meaning of the Securities Act (as defined below) and the Exchange Act (as defined below), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Annual Report. Forward-looking statements in this Annual Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	our progress in the development of our Bunker Hill Mine mining operation and the timing of that progress;
●	our ability to commence the restart of the Bunker Hill Mine on our planned timeline;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction, commissioning, and operation and the sources of funds to pay for such costs;
●	our ability to secure required capital, to complete the development of the Bunker Hill Mine and support corporate needs;
●	our ability to complete an uplist to a national stock exchange if so determined to be in the best interest of our shareholders; and the timing of any uplisting, if so applied for;
●	our ability to advance and complete our planned mineral resource update and the potential that those results will create additional mineral resource; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

Forward-looking statements are based on our current expectations and assumptions that are subject to a variety of known and unknown risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements, including, but not limited to, the following:

●	the sufficiency of existing cash resources to enable us to continue operations for the next 12 months as a going concern;
●	we may not able to achieve our targeted production timeline for the Bunker Hill Mine which would increase the Company’s required capital needs through the completion of the project;
●	we may not be able to secure additional funding, to support operations of the Bunker Hill Mine;
●	payment bonds securing the U.S. Environmental Protection Agency (the “EPA”) cost recovery costs may not be renewed or not be renewable on acceptable terms;
●	the Company has a history of losses and may to continue to incur losses in the future;
●	commodity price volatility could have dramatic effects on the results of our planned operations and the Company’s ability to execute its business plan;
●	the impact of existing or new and/or increased tariffs and other trade restrictions on the global trade industry;
●	the Company’s development and production plans, metal recoveries and cost estimates, in its reserve and resource estimates may vary and/or not be achieved;
●	the Idaho Department of Environmental Quality (“IDEQ”) wastewater treatment costs payable by the Company are not controlled by the Company;
●	estimates of mineral reserves and resources are subject to evaluation uncertainties that could materially impact the Bunker Hill Mine project;
●	we are subject to changing governmental regulations that can affect current and planned operations;
●	our ability to maintain required permits and licenses to advance our Bunker Hill Mine into production;
●	our activities are subject to environmental laws and regulations that may change and increase the cost of doing business and restrict our operations;
●	social and environmental activism may have an adverse effect on the reputation and financial condition of the Company or our relationship with the communities in which we operate;
●	a shortage of equipment and supplies could adversely affect our ability to operate our business after commencement of operations;
●	Our partnerships, including offtake arrangements, may expose the Company to overly burdensome costs or business risks;

●	the Company may experience difficulty attracting and retaining qualified personnel to meet the needs of our anticipated growth;
●	title to the Company’s properties may be subject to other claims that could affect our property rights and mineral claims;
●	the Company may be unable to secure or purchase additional required surface rights;
●	the Company’s properties and operations are subject to litigation claims, including the Crescent Mine litigation, which may impact our business or operations;
●	the Company’s operations are dependent on information technology systems that may be subject to network disruptions or cyber-attacks;
●	the Company’s common stock price can be volatile and subject to short interest activity, and as a result, investors could lose all or part of their investment;
●	investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of common stock if the Company issues additional employee, director, or consultant stock options or other stock-based compensation;
●	the Company has a history of issuance of additional shares of common stock and warrants to raise capital, or acquire other business, and further equity raises will dilute investors interest;
●	the issuance of additional shares of common stock may negatively impact the trading price of the Company’s securities;
●	risk factors discussed in this Annual Report; and
●	other factors, many of which are beyond our control.

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

The Company was incorporated for the purpose of mineral exploration at the Bunker Hill Mine. The Company has moved into the development stage concurrent with (i) purchasing the mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) advancing the construction of the facilities, with planned operations to commence in 2026.

2025 Key Developments

During 2025, the Company completed a major restructuring of its balance sheet, including the conversion of certain outstanding debt into equity, and the modification of certain existing royalty and stream financing arrangements with Sprott Streaming and Royalty Corp. (together with its affiliates, “Sprott”) and also the issuance of 19,527,594 common shares in two private placements for net proceeds of $61,803,983 (the “2025 Private Placements”). The 2025 Private Placements proceeds included the net proceeds from the settlement of certain amounts owing to creditors, insiders and contractors through the issuance of common shares. Teck Resources Limited (together with its affiliates, “Teck”) participated in the 2025 Private Placements and, as a result, became a related party alongside Sprott, holding more than 10% of the Company’s common stock. Concurrent with the balance sheet restructuring in 2025,the Company focused on the execution of its mine restart plan, prioritizing safety, environmental stewardship, infrastructure readiness, technical de-risking, and organizational development. Key milestones met during =2025 included:

Safety Leadership, Environmental Management and Community Engagement

●	Closed 2025 with zero Lost Time Injuries (LTIs), marking the third consecutive year without an LTI.
●	Continued 100% compliance with all environmental permits, a critical standard in all jurisdictions and particularly imperative within a U.S. Superfund site.
●	Secured necessary permits from state and federal regulators for operations to restart.
●	Welcomed local stakeholders and investors to the site through community days and on-site tours, reinforcing transparency, engagement, and confidence in the Company’s development strategy.

Geology, Engineering, and Mine Planning - Optimizing the restart plan, increasing the silver content

●	Collaborated with VRIFY AI-Assisted Mineral Discovery Platform to target higher-grade silver mineralization. The collaboration leverages AI-driven integration of extensive historical and modern datasets to refine geological models, identify structural and grade controls, and prioritize drill targets with potential to add higher-grade silver ounces near existing infrastructure.
●	Updated Mine plan to prioritize improved operating margins by targeting higher silver extraction rates.
●	Completed metallurgical test work focused on ensuring marketable concentrate grades while maximizing payable recoveries of silver, lead, and zinc. Overall recoveries estimate confirmed at 89% for silver, 87% for lead, and 92% for zinc.
●	Accelerated Bunker Hill Mine’s Operational Readiness program with multiple critical workstreams advancing in parallel to support a disciplined transition into operations. The program is focused on strengthening organizational capability, finalizing operating and maintenance systems, and embedding safety and reliability ahead of start-up, with the objective of reducing execution risk and positioning the operation for a stable and efficient ramp-up.

Underground Mine – Preparation for Mining

●	Continued underground rehabilitation and access development, ensuring connectivity between Russell Portal, mining areas and historic workings.
●	Completed significant advancements in ventilation, ground support, communications, and water management systems have been achieved, including ramp access to the Russell Portal at the 8-3 level, ensuring access to the first three years of ore.
●	Continued ongoing refurbishment and readiness work at the surface infrastructure at Wardner in preparation for commissioning activities.
●	Accelerated of ramp development to 9-Level to access additional silver exploration opportunities
●	Executed a lease-to-own contract with Caterpillar to upgrade the underground mining equipment fleet.

Surface Facilities – Final construction and start of commissioning

●	Advanced the processing plant construction and commissioning to 88% completion at year end 2025, with phased commissioning starting in January 2026: on track to support an expected mine restart in H1|26.
●	Advanced Tailings Filter Press construction and commissioning to 56% complete at year end 2025, and on track to support a planned mine restart in H1|26. Superstructure in place, ready to have Metso install the Filter Press in the first quarter of 2026.

Debt Facility

On January 17, 2025, the Company drew $5,000,000 on the Sprott debt facility. As consideration for Sprott advancing the facility, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

On January 31, 2025, the Company drew $6,000,000 on the Sprott debt facility.

June 2025 Equity Raise and Debt Restructuring

On June 5, 2025, the Company completed the first of the 2025 private placements with a brokered private placement (the “Brokered Offering”) for aggregate cash consideration of approximately $6,200,000, which included participation by Sprott, and concurrent non-brokered private placement (the “Non-Brokered Offering” and together with the Brokered Offering, collectively, the “Equity Offerings”) with Teck for approximately $20,500,000. As part of the Equity Offerings, we issued an aggregate of our 7,206,165 units (“Units”) at a price of C$5.25 (or the U.S. Dollar equivalent thereof) per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

In the Brokered Offering, 1,626,318 Units were sold at the Offering Price by a syndicate of agents led by BMO Capital Markets, CIBC Capital Markets and Red Cloud Securities Inc., as joint bookrunners, and including National Bank Financial Inc. (collectively, the “Agents”), of which Sprott acquired 285,715 Units (the “Sprott Subscription”). In the Non-Brokered Offering, Teck acquired 5,579,848 Units (the “Teck Units”) at the Offering Price. The net proceeds of the Equity Offerings have been and will primarily be used to support the construction, start-up and ramp-up of the Bunker Hill Mine.

The 2025 private placements, including both the brokered and non-brokered components, were conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions.

Brokered Offering

On June 5, 2025, in connection with the Brokered Offering, the Company and the Agents entered into an agency agreement (the “Agency Agreement”), pursuant to which the Agents conducted a “best efforts” marketed private placement of Units at the Offering Price for aggregate cash consideration of approximately $6,200,000. Pursuant to the Agency Agreement, the Agents received cash commissions of C$461,061.

On June 5, 2025, pursuant to the Agency Agreement, the Company entered into subscription agreements (collectively, the “Brokered Subscription Agreements”) with certain investors, pursuant to which such investors acquired Units at the Offering Price. The Brokered Subscription Agreements contain customary representations and warranties by us and the investors. The representations, warranties and covenants contained in the Brokered Subscription Agreements were made solely for purposes of such agreements and as of a specific date, were solely for the benefit of the parties to such agreements and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to security holders. Security holders should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of us.

In connection with the issuance of the Warrants, on June 5, 2025, the Company entered a warrant indenture (the “Warrant Indenture”) with Computershare Trust Company of Canada, as warrant agent, to govern the issuance and management of the Warrants.

Non-Brokered Offering

On March 5, 2025, under the Non-Brokered Offering, we entered into a subscription agreement, as amended by an amending agreement, dated March 24, 2025 with Teck, pursuant to which Teck (i) contributed $2.00 for every $1.00 raised in the Brokered Offering and pursuant to the Debt Settlements and Equity Payment Agreement (each as defined herein and further described below) and (ii) acquired the Teck Units at the Offering Price, for aggregate consideration of approximately $20,500,000.

Immediately prior to the closing of the Non-Brokered Offering, Teck beneficially owned, directly or indirectly, or exercised control or direction over, 679,564 shares of our common stock and warrants to purchase an additional 84,326 shares of our common stock, representing approximately 6.6% of the issued and outstanding shares of our common stock on a non-diluted basis and approximately 7.4% on a partially diluted basis. Upon closing of the Non-Brokered Offering, Teck now beneficially owns, directly or indirectly, or exercises control or direction over 6,259,411 shares of our common stock and warrants to purchase an additional 2,874,250 shares of our common stock, representing approximately 23.9% of the issued and outstanding shares of our common stock (on a non-diluted basis and, assuming the exercise of all warrants now held by Teck, approximately 31.4% on a partially diluted basis) and is considered a “Control Person” of us (as such term is defined in the policies of the TSX-V). We obtained written consents of our disinterested stockholders holding a majority of our voting shares (collectively, the “Stockholder Consent”) for, among other things, the Non-Brokered Offering, including the creation of Teck as a Control Person of us, in satisfaction of the applicable shareholder approval requirements of the TSX-V.

Investor Rights Agreement

On June 5, 2025, in connection with the Non-Brokered Offering, we entered into a customary investor rights agreement (the “Teck IRA”) with Teck pursuant to which, among other things, for as long as Teck holds 10% or more of the issued and outstanding shares of our common stock (on a fully diluted basis), Teck will have certain pre-emptive and information rights, including the right to appoint one nominee to the our Board of Directors (the “Board”). In addition, in accordance with the terms of the Teck IRA, we will not be permitted to incur any additional indebtedness or grant any additional liens (other than certain permitted indebtedness and liens) nor grant any additional royalties, enter into any streaming arrangements or conduct any non-equity financings without the prior written consent of Teck.

Capital Restructuring Transactions

Concurrently with the closing of the Equity Offerings, we closed capital restructuring transactions, including the conversion into equity of certain outstanding debt, and the modification of certain existing royalty and stream financing arrangements with Sprott, as set forth in the recapitalization agreement, dated as of June 5, 2025, by and among us, our wholly-owned subsidiary Silver Valley Metals Corp. (formerly American Zinc Corp.) (“Silver Valley”), Sprott Streaming, Teck, and Monetary Metals (the “Recapitalization Agreement”) and as further discussed below.

All securities issued pursuant to restructuring transactions described below (i) are subject to a four months plus one day holding period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSX-V and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom.

Standby Facility

On June 5, 2025, we and Teck agreed that the uncommitted revolving standby prepayment facility of up to $10,000,000 (the “SP Facility”) will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The SP Facility will be available to us until the earlier of (i) June 30, 2028, and (ii) the date on which the Bunker Hill Mine hits 90% of name plate capacity or on the date on which we are cash flow positive for a quarter, unless terminated earlier by Teck. The SP Facility is secured by a security interest over all our assets, properties and undertakings and Silver Valley in form and scope similar to the security held by Sprott Streaming, with certain security held on a first priority basis. No bonus securities of ours were issued to Teck in connection with the SP Facility, nor is the SP Facility convertible into our securities.

Offtake Amendments

We have agreed to amend certain zinc and lead offtake agreements previously entered into with respect to the Bunker Hill Mine (the “Zinc and Lead Offtake Agreements”). On June 5, 2025, in connection with the Non-Brokered Offering, we and Teck amended the existing zinc offtake agreement (with an effective date of November 10, 2023) (the “Zinc Offtake Amendment”) and the lead concentrate offtake agreement (with an effective date of November 20, 2023) (the “Lead Offtake Amendment”), in each case between Teck and Silver Valley, pursuant to which, among other amendments, the offtake under each respective agreement will apply to life-of-mine production rather than the current five-year term.

Amendment of Existing Convertible Debentures

We completed an amendment of the Series 1 CDs and Series 2 CDs (each as defined below), as further described below:

(a)	On June 5, 2025, we and Sprott entered into the amended and restated series 1 secured convertible debentures (the “Series 1 CDs”), which amended and restated the Series 1 convertible debentures previously issued to Sprott and certain creditors, maturing on March 31, 2028, pursuant to which, among other things, (i) the rate of interest of the Series 1 convertible debentures has been reduced from 7.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$10.50 per shares of our common stock, has been reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms were amended.

(b)	On June 5, 2025, we and Sprott entered into the amended and restated series 2 secured convertible debentures (the “Series 2 CDs”), which amended and restated the Series 2 convertible debentures previously issued to Sprott and certain creditors, maturing on March 31, 2029, pursuant to which, among other things, (i) the rate of interest of the Series 2 CDs have been reduced from 10.5% to 5.0% per annum, (ii) the current conversion price, being the U.S. dollar equivalent of C$10.5 per share of our common stock, have reduced to equal the Offering Price, and (iii) certain prepayment and conversion terms were amended.

Amendments of Existing Royalty

On June 5, 2025, in addition to the amendment of the Second Royalty (as defined below), we amended certain existing royalty interests (collectively, the “First Royalty”) previously granted to Sprott, which applies to certain primary, residual and other claims comprising the Bunker Hill Mine. As a result of such amendment, the First Royalty has been consolidated into one 1.85% life-of-mine gross revenue royalty applying to both primary and secondary claims comprising the Bunker Hill Mine.

Amendment to the Debt Facility

On June 5, 2025, in connection with the capital restructuring transactions (the “Capital Restructuring Transactions” and, together with the Equity Offerings, the “Transactions”), the Company and Sprott amended and restated the senior secured loan agreement in the aggregate principal amount of $21,000,000 (the “Debt Facility”) to (i) reduce the outstanding principal amount under the Debt Facility from $21,000,000 to $15,000,000, (ii) increase the secondary claims percentage under the additional royalty (the “Second Royalty”), which amendment is also reflected in an amending agreement to the Second Royalty, and (iii) cancel the royalty buyback option granted to us thereunder, which amendment is also reflected in the amending agreement to the Second Royalty. In addition, the Debt Facility was amended to include an option, at the Company’s election, to settle any accrued and unpaid interest through the issuance of shares of our common stock, subject to the prior approval of the TSX-V.

Sprott Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott, pursuant to which Sprott previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 5,714,286 shares of our common stock; (ii) senior secured Series 3 convertible debentures in the aggregate principal amount of $4,000,000 and with a maturity date of June 5, 2030 (the “Series 3 CDs”); and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Debt Settlements

On June 5, 2025, we and Silver Valley entered into the debt settlement agreements with Sprott (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 1,819,728 shares of our common stock were issued to Sprott at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

Amendments to the Monetary Metals Silver Loan

On June 5, 2025, in connection with the Transactions, we and Silver Valley entered into (i) an amendment to the secured promissory note purchase agreement dated August 8, 2024, as previously amended by a first amendment to secured promissory note purchase agreement dated November 11, 2024 (the “MM NPA”), and (ii) an amendment to the secured promissory note dated August 8, 2024 (the “MM Note”), each with Monetary Metals Bond III LLC (“Monetary Metals”) to, amongst other things, (A) reduce the rate at which advances under the MM NPA bear interest from 15% to 13.5% per annum, (B) clarify the calculation of the cash flow sweep, (C) extend the availability date for advances thereunder from January 31, 2025 to June 30, 2025, and (D) in connection with any further advances, provide for the issuance of bonus warrants in such number and on such terms as to be agreed upon between the parties before issuance and subject to prior approval of the TSX-V. In any event, the number of bonus warrants issued or issuable to Monetary Metals will not exceed, in the aggregate, the maximum of 85,715 allowable under the MM NPA. The MM NPA and the MM Note are secured by security interests over all our and Silver Valley’s assets, properties and undertakings, in form and scope similar to the security held by Sprott and the security held by Teck.

Amendments to Existing Security and Intercreditor Arrangements

Pursuant to existing security arrangements, we have granted security interests to Sprott, Monetary Metals, and MineWater LLC (“MineWater,” and together with Sprott and Monetary Metals, the “Original Intercreditor Parties”) over all our and Silver Valley’s the assets, properties and undertakings. On June 5, 2025, in connection with the existing security and intercreditor arrangements among the Original Intercreditor Parties and us, the parties amended and restated such arrangements to, among other things, (i) reflect the termination of the Metals Purchase Agreement and other applicable Capital Restructuring Transactions; (ii) defer certain royalty payments and restrict early principal prepayments on certain outstanding debt obligations of ours for so long as amounts are outstanding under the SP Facility, as described above; (iii) allow for the first priority security in favor of Teck over certain inventory and accounts receivable in connection with the SP Facility; and (iv) account for Teck under such arrangements (collectively, the “A&R Intercreditor and Subordination Agreement”).

Sprott Investor Rights Agreement

On June 5, 2025, we entered into a customary investor rights agreement (the “Sprott IRA”) with Sprott pursuant to which, among other things, Sprott has the right to appoint one nominee (or an observer) to the Board, subject to certain customary exceptions.

In connection with the transactions described herein (including the Sprott Subscription), Sprott was issued an aggregate of 742,294 shares of our common stock, 142,858 Warrants and convertible debentures of which the principal amount is convertible into up to 1,094,858 shares of our common stock. As a result, Sprott now owns or exercises control over approximately 29.6% of the issued and outstanding shares of our common stock (or, assuming the exercise of all warrants and the conversion of the full principal amount of the convertible debentures now held by Sprott, approximately 39.1% on a partially diluted basis) and is considered a “Control Person” of us. We obtained the Stockholder Consent for, among other things, the restructuring transactions with Sprott and the Sprott Subscription, including the creation of Sprott as a Control Person of us, in satisfaction of the applicable shareholder approval requirements of the TSX-V.

Given that Sprott is a “Non-Arm’s Length Party” (as such term is defined in the policies of the TSX-V), the amendment and restatement of the Debt Facility and the granting of the Second Royalty each constituted a “Reviewable Disposition” under TSX-V Policy 5.3 – Acquisitions and Dispositions of Non-Cash Assets and were therefore subject to the TSX-V requirement to provide evidence of value. We satisfied this requirement by way of the Stockholder Consent.

Additional Debt Settlements

The Company and Silver Valley have agreed to settle outstanding receivables and other amounts owing (including, where applicable, accrued and unpaid interest thereon) in aggregate amounts of approximately $80,000, $3,072,254 and C$195,000 with certain creditors, contractors, and directors, respectively, of ours or Silver Valley through the issuance of equity securities at the Offering Price. On June 5, 2025, concurrently with the closing of the Equity Offerings, we entered into debt settlement agreements (collectively, the “Debt Settlement Agreements”) with such creditors, contractors, and directors (collectively, the “Debt Settlements”) in order to preserve cash for the potential restart and ongoing development of the Bunker Hill Mine.

In connection with the Debt Settlements, the Company issued:

(a)	21,769 Units to MineWater, as further described herein;

(b)	7,354 shares of our common stock to four of our directors (the “Participating Directors”) for their services for the period beginning on March 1, 2025, and ending on April 30, 2025 (collectively, the “Director Services”) in lieu of the director cash compensation. Given that the amounts owed for the Director Services exceed the limits under the TSX-V policies in respect of debt settlements to non-arm’s length parties (being a maximum of C$5,000 per person and, in the aggregate, C$10,000 per issuer), we obtained shareholder approval under the Stockholder Consent for the issuance of shares of our common stock to the Participating Directors prior to issuance; and

(c)	865,777 Units to certain other arm’s length creditors or contractors to settle certain other outstanding receivables and other amounts owing in the aggregate amount of approximately $3,072,254.

Each Unit issued pursuant to the Debt Settlements consisted of one share of our common stock and one-half of Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$8.75 per Warrant Share for a period of three years following the date of issuance. The Participating Directors, each being a Non-Arm’s Length Party (as such term is defined in the policies of the TSX-V), received share, but no warrant of our common stock in lieu of Units. We satisfied the shareholder approval requirements of the TSX-V applicable to the issuance of the shares of our common stock to the Participating Directors, as Non-Arm’s Length Parties, by way of the Stockholder Consent.

Equity Payment for Land Purchase Option Agreement

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. We wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, we, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which we issued 136,055 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one share of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$8.75 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028.

Amended and Restated Articles of Incorporation

On June 5, 2025, in connection with the June 2025 equity raise and debt restructuring, we amended and restated the Company’s articles of incorporation (the “A&R Articles”) to, among other things, increase the total number of shares of capital stock that the Company is authorized to issue from 43,142,858 shares to 71,714,286 shares and make certain other non-substantive amendments. The Company obtained shareholder approval of the A&R Articles pursuant to the Stockholder Consent.

September 2025 Equity Raise

On September 29, 2025, the Company completed a “bought deal” private placement (the “September 2025 Offering”) for aggregate cash consideration of $37,378,645, which included participation by Teck for $19,494,060.

As part of the September 2025 Offering, we issued an aggregate of 12,321,429 units (“Units”) at a price of $3.05 per Unit. Each Unit consists of one share of our common stock and one common stock purchase warrant of the Company (a “Warrant”). Each Warrant entitled the holder thereof to purchase one share of our common stock (a “Warrant Share”) at an exercise price of C$5.95 per Warrant Share for 60 months after issuance. In connection with the closing of the September 2025 Offering, the Company paid a syndicate of underwriters (the “Underwriters”) aggregate cash fees in the amounts of C$1,437,808 and $1,175,985 and issued to the Underwriters an aggregate of 713,191 non-transferrable compensation options (the “Compensation Options”), representing (i) 6% of the gross proceeds of the September 2025 Offering, other than the gross proceeds raised from certain sales pursuant to a president’s list (the “President’s List Sales”); and (ii) 3.0% of the gross proceeds raised from President’s List Sales. Each Compensation Option is exercisable to acquire one share of common stock of the Company at a price of C$4.20 per share at any time on or before September 29, 2027, less any amount of cash fees and Compensation Options paid and issued to a finder. In addition, the Company paid a finder a cash fee of C$52,005, representing 3.333% of the gross proceeds of the Canadian dollar-denominated portion of the September 2025 Offering from subscribers introduced by such finder to the Company (the “Introduced Subscribers”), and issued to certain principals of such finder an aggregate of 520,052 Compensation Options, representing 4.0% of the Units sold under the September 2025 Offering to the Introduced Subscribers.

Silver Loan

On November 10, 2025, the Company closed the sixth tranche of the Silver Loan in the principal amount of $2,521,215, being the number of US dollars equal to 50,384 ounces of silver. After deduction of financing costs and the three months ending November 8, 2025 interest payment on 1,098,399 ounces, the Company received $nil.

Ranger Page Property Purchase

On December 12, 2025, we entered into an asset purchase agreement with Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc. (“Silver Dollar”), to acquire the Ranger Page property which includes, six past-producing underground high-grade silver-lead-zinc mines located immediately adjacent to and to the west of the Bunker Hill Mine in the prolific Silver Valley mining district of Idaho, USA. The Company acquired the properties for total consideration of approximately $4,200,000 comprised of 666,667 shares of Bunker Hill’s common stock, subject to the below contractual escrow.

Release Date	Payment Shares Release to Vendor Parent from Contractual Escrow
6–month anniversary from December 11, 2025	66,667 Payment Shares
9–month anniversary December 11, 2025	66,667 Payment Shares
12–month anniversary of December 11, 2025	Balance of the Payment Shares (533,334 Payment Shares)

Reverse Stock Split

In January 2026, we received the written approval of the majority of the Company’s stockholders, by way of the Stockholder Consent, to proceed with authority to implement a reverse stock split based on a one-for-thirty five (1-for-35) consolidation. On March 5, 2026, we filed an amendment to our Certificate of Incorporation to implement the reverse stock split based on a one-for-thirty five (1-for-35) consolidation ratio on March 6, 2026. Our common shares began trading on the TSXV and OTCQB on a reverse split-adjusted basis under our existing trade symbol “BNKR” and “BHLL” respectively at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in our financial statements on a post consolidation basis.

Company History

In early 2020, a management team comprised of former executives from Barrick Gold Corp. assumed leadership of the Company. Since that time, the Company conducted multiple exploration campaigns, economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Bunker Hill Mine. In December 2021, the Company announced a project finance package with Sprott, an amended Settlement Agreement (“Amended Settlement Agreement”) with the EPA, and the planned purchase of the Bunker Hill Mine, setting the stage for a restart of the Mine. The Company had established the foundation for planned restart of the historic Bunker Hill Mine.

Lease and Purchase of the Bunker Hill Mine

Prior to completing the purchase of the Mine in January 2022, the Company had entered into a series of agreements with Placer Mining Corporation (“Placer Mining”), the prior owner, for the lease and option to purchase the Mine. The first of these agreements was dated August 28, 2017, with subsequent amendments and/or extensions announced on November 1, 2019, July 7, 2020, and November 20, 2020.

Under the terms of the November 20, 2020 amended agreement (the “Amended Placer Mining Agreement”), a purchase price of $7,700,000 was agreed, with $5,700,000 payable in cash (with an aggregate of $300,000 to be credited toward the purchase price of the Mine as having been previously paid by the Company) and $2,000,000 in shares of common stock of the Company. The Company agreed to make an advance payment of $2,000,000, credited toward the purchase price of the Mine, which had the effect of decreasing the remaining amount to an aggregate of $3,400,000 payable in cash and $2,000,000 in common stock of the Company.

The Amended Placer Mining Agreement also required the Company to make payments pursuant to an agreement between the Company and the EPA whereby for so long as the Company leases, owns and/or occupies the Mine, the Company would make payments to the EPA on behalf of Placer Mining in satisfaction of the EPA’s claim for historical water treatment cost recovery in accordance with a Settlement Agreement reached with the EPA in 2018. Immediately prior to the purchase of the Mine, the Company’s liability to the EPA totaled $11,000,000.

The Company completed the purchase of the Bunker Hill Mine on January 7, 2022. The terms of the purchase price were modified to $5,400,000 in cash, from $3,400,000 of cash and $2,000,000 of common stock of the Company. Concurrent with the purchase of the Mine, the Company assumed incremental liabilities of $8,000,000 to the EPA, consistent with the terms of the Amended Settlement Agreement between the Company and the EPA that was executed in December 2021 (see “EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement” section below).

EPA 2018 Settlement Agreement & 2021 Amended Settlement Agreement

The Company entered into a Settlement Agreement and Order of Consent with the EPA on May 15, 2018. This agreement set forth the Company’s obligations and rights relating to the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liability for past environmental damage to the mine site and surrounding area to obligations that included, but were not limited to:

●	Payment of $20,000,000 for historical water treatment cost recovery for amounts paid by the EPA from 1995 to 2017; and

●	Payment for water treatment services provided by the EPA at the Central Treatment Plant (“CTP”) in Kellogg, Idaho until such time that Bunker Hill either purchases or leases the CTP or builds a separate EPA-approved water treatment facility; and

●	Conducting a work program as set forth in the Settlement Agreement

In December 2021, the Company entered into an Amended Settlement Agreement between the Company, Idaho Department of Environmental Quality, U.S. Department of Justice (the “DOJ”) and the EPA modifying the payment schedule and terms for recovery of historical environmental response costs at Bunker Hill Mine incurred by the EPA. With the purchase of the Mine, the remaining payments of the EPA cost recovery liability were assumed by the Company, resulting in a total of $19,000,000 liability to the Company, an increase of $8,000,000. The new payment schedule included a $2,000,000 payment to the EPA within 30 days of execution of the amendment, which was made.

Pursuant to the December 2021 Amended Settlement Agreement, the remaining $17,000,000 would be paid on the following dates:

Date	Amount
November 1, 2024	$3,000,000
November 1, 2025	$3,000,000
November 1, 2026	$3,000,000
November 1, 2027	$3,000,000
November 1, 2028	$3,000,000
November 1, 2029	$2,000,000 plus accrued interest

The changes in payment terms and schedule were contingent upon the Company securing financial assurance in the form of performance bonds or letters of credit deemed acceptable to the EPA totaling $17,000,000, corresponding to the Company’s cost recovery obligations as outlined above. In June 2022, the Company was successful in obtaining financial assurance. The amount of the bonds or letters of credit will decrease over time as individual payments are made.

In December 2024, the Company made the second payment under the 2021 Amended Settlement Agreement for $3,000,000. As a result, the remainder of the payment obligation was $14,000,000. As of December 31, 2024, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability. As of December 31, 2025 the collateral for the payment bonds are comprised of $2,975,000 of restricted cash and land pledged by third parties, with whom the Company has entered into an agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election) the “Financing Cooperation Agreement”. In the fourth quarter of 2025 the EPA agreed to forebear enforcement of any late payments pursuant to the first amendment of the Amended Settlement Agreement to facilitate ongoing discussion of a potential second amendment to the Amended Settlement Agreement, including the payment due in November 2025. The EPA reserved all rights to resume collection of late payments in the event a Second Amendment of the 2021 Amended Settlement Agreement is not finalized.

2024 Financings

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

A series of related transactions also took place concurrently with closing of the Silver Loan in August 2024 to amend certain terms of the existing financing package with Sprott. Firstly, the maturity dates of the series 1 convertible debentures and series 2 convertible debentures (together, the “Debentures”) previously issued by the Company to Sprott were extended from March 31, 2026 to March 31, 2028 and March 31, 2029, respectively. Additionally, the termination date of the royalty put option (the “Royalty Put Option”) previously granted by the Company to Sprott was amended from the later of the payment in full of the Debentures and the exercise of the Royalty Put Option, to the later of the payment in full of the Debentures and March 31, 2029. The Company also amended certain terms of the existing loan agreement (the “Sprott Loan”) dated as of June 23, 2023, by and among (i) the Company, (ii) Silver Valley, and (iii) Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resources Streaming and Royalty Annex (US Collector), LP (collectively, the “Sprott Lenders”) to extend the maturity date of the Sprott Loan from June 30, 2027 to June 30, 2030 and increase the interest payable from June 30, 2027 onwards from 10% to 15%.

As consideration for advancing the Silver Loan, the Company agreed to issue to Monetary Metals, subject to prior TSXV approval, non-transferable bonus share purchase warrants (the “Bonus Warrants”) in one or more tranches. The number of Bonus Warrants issued in each tranche will be equal to (a) in connection with the first tranche, two times the number of ounces of silver advanced by Monetary Metals under the first tranche (the “Base Warrants”) and a bonus ratchet of (i) 2.5% of the Base Warrants if at least 500,000 and up to 599,999 silver ounces are advanced, (ii) 5.0% of the Base Warrants if up at least 600,000 and up to 699,999 silver ounces are advanced, (iii) 10.0% of the Base Warrants if at least 700,000 and up to 799,999 silver ounces are advanced, and (iv) 15.0% of the Base Warrants if at least 800,000 silver ounces are advanced; and (b) in connection with any additional tranches, two times the number of ounces of silver advanced under such tranche. In any event, the number of Bonus Warrants issuable to Monetary Metals is subject to a cap of 85,715 Bonus Warrants.

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

On December 19, 2024, the Company drew $5,000,000 on the Sprott debt facility. As consideration for Sprott advancing the facility, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas.

Business Operations

The Bunker Hill Mine is a zinc-lead-silver mine. The Company intends to mine and mill polymetallic mineralization on-site to produce both zinc and lead-silver concentrates which is planned to be transported to Teck’s Trail smelter for processing pursuant to an off-take agreement.

Infrastructure

The Bunker Hill Mine includes all, surface rights, fee parcels, mineral claims, easements, existing infrastructure at Milo Gulch, and the majority of equipment, machinery, and building Structures at the Kellogg Tunnel portal level, as well as all equipment and infrastructure underground at the Bunker Hill Mine Complex. The Mine also includes all current and historic data and technical information relating to the Bunker Hill Mine Complex, such as drill logs, reports, maps, and similar information located at the Mine site or any other location. For further detail, please refer to the “Project Infrastructure” section in Item 2 below.

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

Property Description

The Company has mineral rights to 440 patented mining claims covering over 5,700 acres. Of these claims, 35 include surface ownership of approximately 259 acres. It also has certain parcels of fee property that include mineral and surface rights but not patented mining claims. Mining claims and fee properties are located in Townships 47, 48 North, Range 2 East, Townships 47, 48 North, Range 3 East, Boise Meridian, Shoshone County, Idaho.

Patented mining claims in the State of Idaho do not require permits for underground mining activities to commence on private lands. Other permits associated with underground mining may be required, such as water discharge and site disturbance permits. The water discharge is the responsibility of the EPA at the existing CTP. The Company expects to be responsible for water treatment in the future and obtain an appropriate discharge permit.

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

Employees

The Company had forty full time employees as of December 31, 2025. The balance of the Company’s operations is comprised of contracted labor and consultants.

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

Our reports and other information are available on the SEC’s website at www.sec.gov. The Company also files reports under Canadian regulatory requirements on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s reports are filed on SEDAR+ can be found under the Company’s SEDAR+ profile at www.sedarplus.ca.

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

General Risk Factors

The Bunker Hill Mine restart is targeted for HY1 2026. Further changes to this timeline, or other factors impacting the restart, including project budget increases or delays in equipment or construction activities, would impact the Company’s ability to restart timely or require additional capital , which would adversely affect the Company’s ability to successfully restart the Mine and ultimately impact the Company’s ability to secure additional funding after restart, thereby adversely affecting our financial condition.

The estimated timing and budget estimates of the Bunker Hill Mine restart is subject to change further based on factors beyond the Company’s control. Any further increase in the Company’s pre-production budget estimates could have a materially adverse impact on the Company’s ability to secure additional financing. This could have a material adverse effect on the Company’s financial condition, results of operations, or prospects. Sales of substantial amounts of securities will have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of Company common stock in the public markets, or the potential for such sales, could decrease the trading price of the common stock and could impair the Company’s ability to raise capital through future sales of common stock. The Company is a pre-production development company, and has not yet commenced commercial production and, therefore, has not generated positive cash flows and has no reasonable prospects of doing so unless successful commercial production can be achieved at the Mine. The Company expects to continue to incur negative investing and operating cash flows until such time as it enters into successful commercial production. This will require the Company to deploy its working capital to fund such negative cash flow and to possibly seek additional sources of capital. There is no assurance that additional capital will be available or sufficient to meet the Company’s requirements, or if available, upon terms acceptable to the Company. There is no assurance that the Company will be able to continue to raise equity capital, secure additional debt financing, or secure other financing. As a result, the Company may not be able to timely continue its development plans or continue as a going concern.

Payment bonds securing $14,000,000 due by the Company to the EPA for cost recovery may not be renewable or may only be renewable on terms that are unfavorable to the Company, which would adversely affect its financial condition or cause a default under the revised settlement agreement with the EPA and Sprott.

In 2022, the Company secured financial assurance in the form of payment bonds in accordance with the revised settlement agreement with the EPA, in relation to $14,000,000 of payments due to the EPA for cost recovery between 2025 and 2029. These bonds are renewed annually, and as of December 31, 2025, require $2,975,000 of collateral in the form of restricted cash. To the extent that the parties providing the payment bonds demand additional collateral beyond the current requirements, or other unfavorable terms or conditions, the Company may not be able to renew the payment bonds on favorable conditions, or at all. This could have a materially adverse impact on the Company, including a potential default under the revised settlement agreement with the EPA.

The Company has no recent operating history on which to base an evaluation of its business and prospects.

Since its inception, the Company has had no revenue from operations. The Company has no history of producing concentrates from the Bunker Hill Mine. The Mine is a historic, past producing mine with limited exploration work since its closure in 1981. Advancing the Mine through the development stage requires significant capital and time, and successful commercial production from the Mine will be subject to completing the requisite studies, permitting and re-commissioning, constructing and completing a processing plant, and completing other related works and infrastructure. As a result, the Company is subject to all of the risks associated with developing and establishing new mining operations and business enterprises, including:

●	completion of studies to upgrade resources to reserves and to identify new resources and to verify commercial viability;
●	the timing and cost, which can be considerable, of further exploration and, preparing feasibility studies, and permitting;
●	the availability and costs of drill equipment, exploration personnel, skilled labor, and mining and processing equipment, if required;
●	compliance with stringent environmental and other governmental approval and permit requirements;
●	the availability of funds to finance exploration, development, and construction activities, as warranted;
●	potential opposition from non-governmental organizations, local groups or local inhabitants that may delay or prevent operating activities;
●	potential increases in exploration, construction, and operating costs due to changes in the cost of fuel, power, materials, and supplies; and
●	potential shortages of mineral processing, construction, and other facilities related supplies.

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

The Company has a history of losses and may to continue to incur losses in the future.

The Company has incurred losses since inception, has had negative cash flow from operating activities, and may to continue to incur losses in the future. The Company has incurred the following losses from operations during each of the following periods:

●	$13,595,412 for the year ended December 31, 2025;
●	$15,649,142 for the year ended December 31, 2024; and
●	$11,600,574 for the year ended December 31, 2023.

The Company expects to continue to incur losses until such time as the Mine enters into commercial production and generates sufficient revenues to fund continuing operations. The Company recognizes that if it is unable to generate significant revenues from mining operations and dispositions of its properties, the Company will not be able to earn profits or continue operations. At this early stage of its operation, the Company also expects to face the risks, uncertainties, expenses, and difficulties frequently encountered by smaller reporting companies. The Company cannot be sure that it will be successful in addressing these risks and uncertainties and its failure to do so could have a materially adverse effect on its financial condition.

Government actions, such as tariffs, duties and/or foreign policy actions could adversely and unexpectedly impact the Company’s business.

The U.S. federal government has imposed new and/or increased tariffs, duties and other trade restrictions on certain exports and/or imports to the U.S.. These tariffs have and are likely to continue to impact imports and exports to and from the United States. The extent of such measures and their impacts continue, there is a risk that they could have a significant effect on the Company’s financial performance and/or business outlook.

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

The price of commodities varies on a daily basis. The Company’s future revenues, if any, will be derived from the extraction and sale of base and precious metals. The Company’s principal and interest payments on the Silver Loan with Monetary Metals are denominated in silver ounces. The price of those commodities has fluctuated widely, particularly in recent years, and is affected by numerous factors beyond the Company’s control, including economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global and regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of the Company’s business, could negatively affect its ability to secure financing, repay the contractual obligations under the Silver Loan, or the results of its operations.

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

Costs charged to the Company by the Idaho Department of Environmental Quality (“IDEQ”) for treatment of wastewater fluctuate and are not within the Company’s control.

The Company is responsible for the cost of water treatment activities performed by the IDEQ on behalf of the EPA who is the owner of the water treatment plant. The water treatment costs that the Company pays are partially related to the EPA’s direct cost of treating the water emanating from the Bunker Hill Mine, which are comprised of lime and flocculant usage, electricity consumption, maintenance and repair, labor and some overhead. Rate of discharge of effluent from the Bunker Hill Mine is largely dependent on the level of precipitation within a given year and how close in the calendar year the Company is to the spring run-off. Increases in water infiltrations and gravity flows within the mine generally increase after winter and result in a peak discharge rate in May. Increases in gravity flow and consequently the rate of water discharged by the mine have a robust correlation with metals concentrations and consequently metal loads of effluent.

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

The Company is subject to significant governmental regulations that affect its operations and costs of conducting its business and may not be able to maintain all required permits and licenses to place its properties into production.

The Company’s current and future operations, including exploration and development of the Mine, requires permits and licenses from certain governmental authorities and activities are governed by laws and regulations, including:

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

The Company’s activities are subject to environmental laws and regulations that may change and increase its costs of doing business and restrict its operations.

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

The Company’s activities are subject to extensive laws and regulations governing environmental protection. The Company is also subject to various reclamation-related conditions. Although the Company closely follows and believes it is operating in compliance with all applicable environmental regulations, there can be no assurance that all future requirements will be obtainable on reasonable terms. Failure to comply may result in enforcement actions causing operations to cease or be curtailed and may include corrective measures requiring capital expenditures. Intense lobbying over environmental concerns by non-governmental organizations has caused some governments to cancel or restrict development of mining projects. Current publicized concern over climate change may lead to carbon taxes, requirements for carbon offset purchases or new regulations. The costs or likelihood of such potential issues to the Company cannot be estimated at this time.

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

The Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth.

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

The Company may be unable to secure or purchase additional required surface rights.

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

As part of our cybersecurity risk management strategy, we periodically engage with consultants, auditors, and other third parties to help identify areas for continued focus, improvement, and compliance. During the year ended December 2024 we engaged a third party firm to perform a cybersecurity audit. Their findings and considerations were reported to the executive team and the Board of Directors, and an implementation plan was crafted and executed throughout 2025. The report did not identify any risks that are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. We also incorporate cybersecurity risk management considerations in our processes for selecting, evaluating, and overseeing third-party providers. The Company continues to monitor this risk.

In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, ability to implement is partnership with VRIFY Technology Inc. to employ its advanced artificial intelligence and associated machine learning technology to enhance the efficiency of ongoing exploration within the expanded Bunker Hill and Ranger–Page Project or financial condition.

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

In January 2022, with the closing of the purchase of the Bunker Hill Mine, and the announcement of an MOU for the purchase of the Pend Oreille process plant from a subsidiary of Teck, the Company embarked on a program of activities with the goal of achieving a restart of the Mine.

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

Table 1-1 Bunker Hill Mine Mineral Resource Estimate (Exclusive of Mineral Reserves), December 31, 2025 – Resource Development Associates Inc.

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

Table 1-2 Bunker Hill Mineral Reserve Estimate, December 31, 2025 – Minetech, USA, LLC

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

During the year ended December 31, 2025, the Company attended a mediation session with the plaintiff. The lawsuit continues to advance through the discovery and pre-trail phase, in which information is gathered and exchanged. On December 12, 2025 Americas Gold and Silver Corporation closed the acquisition of Crescent Silver, LLC which owns the Crescent Mine in Idaho, USA.

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

Stockholders

As of February 25, 2026, there were approximately 160 stockholders of record of our common stock and, according to our estimates, approximately 500 beneficial owners of our common stock.

Unregistered Sales of Securities

Shares of Common Stock Issued in Private Placements

On June 5, 2025, the Company issued 7,206,165 common shares in connection with the brokered and non-brokered offerings.

On September 29, 2025, the Company issued 12,321,429 common shares in connection with the brokered offering.

Shares of Common Stock Issued in Capital Restructuring

On June 5, 2025 the Company settled outstanding payables and other amounts owing in the aggregate amounts of $3,072,254 and C$195,000 with certain creditors, insiders and contractors of the Corporation or its wholly-owned subsidiary, Silver Valley Metals Corp. (“Silver Valley”) via issuance of 865,777 common shares to certain other arm’s length creditors or contractors of the Corporation and 7,354 Common Shares to four directors of the Corporation for their services for the period beginning on March 1, 2025 and ending on April 30, 2025.

On June 5, 2025 the Company issued 21,769 common shares to satisfy $80,000 in cooperation fees for the period beginning on January 1, 2025 and ending on April 30, 2025 pursuant the Financing Cooperation Agreement.

On June 5, 2025 the company issued 136,055 shares to satisfy a payment of $500,000, representing a portion of the purchase price payable under an option agreement dated March 3, 2023 whereby Silver Valley has an option to purchase certain real property in Idaho from C&E Tree Farm, LLC.

On June 5, 2025 the Company issued to Sprott in aggregate of 7,534,014 Common Shares, as follows:

-	1,687,075 Common Shares upon Sprott’s conversion of $6,200,000 in principal and accrued and unpaid interest outstanding thereon up to May 31, 2025, under the existing senior secured loan agreement in the aggregate principal amount of $21,000,000 previously advanced by Sprott;
-	5,714,286 Common Shares, of which 5,317,483 are being issued to Sprott 396,803 Common Shares are being issued certain subscribers under the Brokered Offering in exchange of the termination of the metals purchase agreement dated June 23, 2023 between the Corporation, Silver Valley and Sprott pursuant to which Sprott advanced a $46,000,000 deposit to Silver Valley
-	132,654 Common Shares in full satisfaction of an aggregate of $487,500 of accrued and unpaid interest owing under certain outstanding secured convertible debentures of the Corporation for the period beginning on January 1, 2025 and ending on March 31, 2025.

Shares of Common Stock Issued in Satisfaction of Interest Payable on debt instruments

The Company and Sprott entered into (i) six convertible debentures on January 28, 2022 in the aggregate principal amount of $6,000,000 (the “CD1”), (ii) three convertible debentures on June 17, 2022 in the aggregate principal amount of $15,000,000 (the “CD2”, and together with CD1 the “Convertible Debentures”) (iii) loan facility on December 12, 2025 in aggregate principal amount of $21,000,000 amended to be reduced to $15,000,000 on June 5, 2025 (the “Loan Facility”) and together with the CD1, the CD2, (the “debt Instruments”). Pursuant to the terms of the Debt Instruments, the Company may elect to pay the accrued and unpaid interest due thereunder by issuing shares of common stock of the Company, as opposed to paying cash, at the conversion price set forth therein. On January 14, 2025, the Company issued 211,225 shares of common stock in connection with its election to satisfy interest payments under the outstanding Convertible Debentures for the three months ended December 31, 2024. On April 14, 2025, the Company issued 5,358 shares of common stock in connection with its election to satisfy interest payments under the outstanding Convertible Debentures for the three months ended March 31, 2025. On July 9, 2025, the Company issued 439,385 shares of common stock in connection with its election to satisfy interest payments under the outstanding Convertible Debentures for the three months ended June 30, 2025, and on the Loan Facility for the six months ending June 30, 2025. On October 6, 2025, the Company issued 63,889 shares of common stock in connection with its election to satisfy interest payments under the outstanding Convertible Debentures for the three months ended September 30, 2025.

The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of issuance of the shares in satisfaction of the interest payable under the convertible debentures.

Shares of Common Stock Issued in Satisfaction of debt

On January 8, 2025, the Company issued 30,096 shares of common stock in connection with its election to satisfy financing cooperation fees relating to the Financing Cooperation Agreement for the six months ended September 30, 2024. On January 29, 2025, the Company issued 17,758 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Financing Cooperation Agreement for the three months ended December 31, 2024. On November 18, 2025, the Company issued 17,583 shares of common stock in connection with settlement of DSUs. On December 30, 2025, the Company issued 9,396 shares of common stock in connection with service agreement for the three months ended November 30, 2025.

The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of issuance of the shares in satisfaction of the debt payments owed.

Shares of Common Stock Issued to acquire properties

On December 12, 2025, the Company issued 666,667 shares of common stock to acquire the Ranger Page Property from Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc.

The Company relied on the exemption from registration under Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of issuance of the shares in satisfaction of the debt payments owed.

Securities Issued Pursuant to Equity Incentive Plans

During the fiscal year ended December 31, 2025, the Company issued 140,762 restricted stock units (“RSUs”) and 37,903 options to purchase shares of common stock of the Company to employees and consultants under the Company’s equity incentive plans.

On January 26, 2025, the Company issued 19,213 shares of common stock at a deemed price of C$5.95 for the settlement of RSUs.

On September 30, 2025, the Company issued 139,956 shares of common stock at a deemed price of C$6.65 for the settlement of RSUs.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, or Regulation S, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such securities.

Warrants Issued

On June 5, 2025, the Company issued 3,603,083 in connection with the brokered and non brokered offerings. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$8.75. Each such warrant is exercisable until June 5, 2028.

On September 29, 2025, the Company issued 12,321,429 in connection with the brokered offering. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$5.95. Each such warrant is exercisable until September 29, 2030.

On November 21, 2025, the Company issued 2,869 Bonus Warrants to Monetary Metals Bond III LLC in connection with the Silver Loan. Each such warrant will entitle the holder to acquire one share of common stock of the Company at an exercise price of C$6.65. Each such warrant is exercisable until August 8, 2027.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such warrants.

Warrant Exercises

On October 22, 2025, the Company issued 2,372 shares of common stock in connection with a stockholder’s warrant exercise. On November 14, 2025, the Company issued 7,846 shares of common stock in connection with a stockholder’s warrant exercise. On December 22, 2025, the Company issued 16,572 shares of common stock in connection with a stockholder’s warrant exercise. On December 23, 2025, the Company issued 2,858 shares of common stock in connection with a stockholder’s warrant exercise. On December 30, 2025, the Company issued 2,858 shares of common stock in connection with a stockholder’s warrant exercise.

The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D, and in reliance on similar exemptions under applicable state laws, for purposes of the issuance of such securities.

Compensation Option Exercise

On October 28, 2025, the Company issued 26,433 shares of common stock and 26,433 warrants exercisable into one share of common stock at a strike price of C$5.25 with an expiry of March 27, 2026 in connection with a compensation option exercise.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Overview

Our focus is the development and restart of our 100% owned flagship asset, the Bunker Hill Mine, in Idaho, USA. The Bunker Hill Mine remains the largest single producing mine by tonnage in the Silver Valley region of northwest Idaho, producing over 165 million ounces of silver and 5 million tons of base metals between 1885 and 1981. The Bunker Hill Mine is located within Operable Unit 2 of the Bunker Hill Superfund site (EPA National Priorities Listing IDD048340921), where cleanup activities have been completed.

Since early 2020, we have conducted multiple exploration campaigns, published multiple economic studies and mineral resource estimates, and advanced the rehabilitation and development of the Mine. In December 2021, we announced a project finance package with Sprott, an Amended Settlement Agreement with the EPA, and the purchase of the Bunker Hill Mine. In 2022, we completed the purchase of a package of equipment and parts inventory from Teck Resources Limited’s (“Teck”) Pend Oreille operation. The package comprises substantially all the mineral processing equipment including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill Mine, and total inventory of components and parts for the mill, assay lab, conveyer, field instruments, and electrical spares.

Durning the fourth quarter of 2022, we moved into the development stage concurrent with (i) purchasing the Mine and a process plant, (ii) completing successive technical and economic studies, including a Prefeasibility Study, (iii) delineating mineral reserves, and (iv) conducting the program of activities to restart the mine.

During 2024, we entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”). During 2024, we borrowed 1,148,784 ounces of silver under this Silver Loan in six separate tranches for net proceeds of $26,278,261. In conjunction with the borrowings under this Silver Loan, we issued 85,714 warrants , with exercise prices ranging from C$4.20 to C$6.65.

During 2025, we completed a major restructuring of our balance sheet, including the conversion of certain outstanding debt into equity, and the modification of certain existing royalty and stream financing arrangements with Sprott, and also issued 19,527,594 common shares in two private placements for net proceeds of $61,803,983, [including net proceeds from the settlement of certain amounts owing to creditors, insiders and contractors through the issuance of common shares]. Teck participated in the private placements and, as a result, became a related party alongside Sprott, holding more than 10% of our equity. See notes 10, 11 and 18 in Item 8, Financial Statements and Supplementary Data, for more detailed information. Concurrent with its balance sheet restructuring, we focused on the disciplined execution of the Bunker Hill Mine restart plan, prioritizing safety, environmental stewardship, infrastructure readiness, technical de-risking, and organizational development. The mine restart is expected to take place in 2026. However, the estimated timing of the mine restart is subject to change based on factors beyond our control.

During 2025, we also commenced discussions with the EPA and the IDEQ to advance a second amendment to the Amended Settlement Agreement. Specifically, we are seeking to restructure the ongoing obligations to the EPA and IDEQ. The EPA agreed to forebear enforcement of any late payments pursuant to the Amended Settlement Agreement to facilitate ongoing discussion of a second amendment of the Amended Settlement Agreement, including the payment due in November of 2025. The EPA reserves all rights to resume collection of late payments in the event discussion of a second amendment of the Amended Settlement Agreement fails.

During 2025, we also entered into an asset purchase agreement with Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc. (“Silver Dollar”), to acquire the Ranger Page property which includes, six past-producing underground high-grade silver-lead-zinc mines located immediately adjacent to and to the west of the Bunker Hill Mine in the prolific Silver Valley mining district of Idaho, USA. We acquired the properties for total consideration of approximately $4,200,000 comprised of 666,667 shares of Bunker Hill’s common stock, subject to the below contractual escrow.

Release Date	Payment Shares Release to Vendor Parent from Contractual Escrow
6–month anniversary from December 11, 2025	66,667 Payment Shares
9–month anniversary December 11, 2025	66,667 Payment Shares
12–month anniversary of December 11, 2025	Balance of the Payment Shares (533,334 Payment Shares)

Additionally, during 2025, we received the approval of the majority of its stockholders, by way of the Stockholder Consent, to proceed with authority to implement a reverse stock split based on a one-for-thirty five (1-for-35) consolidation. On March 5, 2026, we filed an amendment to our Certificate of Incorporation to implement the reverse stock split based on a one-for-thirty five (1-for-35) consolidation ratio on March 6, 2026. Our common shares began trading on the TSXV and OTC on a reverse split-adjusted basis under our existing trade symbol “BNKR” and “BHLL” respectively at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in our financial statements on a post consolidation basis.

Results of Operations

The following discussion and analysis provide information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the years ended December 31, 2025 and 2024. Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is our functional currency.

Comparison of the year ended December 31, 2025, and the year ended December 31, 2024

Revenue

During the years ended December 31, 2025, and December 31, 2024, we generated no revenue.

Expenses

During the years ended December 31, 2025 and December 31, 2024, we reported total operating expenses of $13,595,412 and $15,649,142, respectively. The operating expenses were lower year over year as activities in the current year focused on capital projects and therefore were capitalized into property plant and equipment.

Net Income and Comprehensive Income

We experienced a net loss of $93,132,015 for the year ended December 31, 2025 (compared to a net loss of $25,341,623 for the year ended December 31, 2024). In addition to the decrease in operating expenses (as described above), net loss for the year ended December 31, 2025 was primarily impacted by $49,386,219 loss on the fair value of the silver loan compared to a loss of $2,820,533 for the year ended December 31, 2024, due to the increase in spot and future estimated silver prices. Additionally, we recognized $6,469,025 loss on issuance of warrants relating to the bought deal equity raise compared to $nil for the year ended December 31, 2024. Financing costs increased $2,737,639 relating to the debt and equity transactions we closed during the year ended December 31, 2025. The change in derivative liabilities increased the loss in 2025 by $42,593,254 due to the increased number of warrants outstanding and the updates to key assumptions including the price of one common share of our stock (compared to a gain of $838,378 for the year ended December 31, 2024). The net loss for the year ended December 31, 2025, was offset by a gain on debt settlement of the stream debenture of $29,580,954, compared to $nil in the 2024 period due to the restructuring and a gain on revaluation of stream debenture of $4,149,606 compared to loss of $230,000 for the year ended December 31, 2024, due to updated key assumptions including commodity prices and timing of production.

We had a comprehensive loss of $90,410,580 and $29,152,646 for the year ended December 31, 2025, and December 31, 2024, respectively. Comprehensive (loss) income for the year ended December 31, 2025 and December 31, 2024, is inclusive of a $2,721,435 and ($3,811,023) change in fair value on own credit risk, respectively.

Liquidity and Capital Resources

Current Assets and Total Assets

As of December 31, 2025, the we had (i) total current assets of $23,296,106, compared to total current assets of $9,332,639 at December 31, 2024, an increase of $13,963,467; and (ii) total assets of $150,958,994, compared to total assets of $97,601,550 at December 31, 2024, an increase of $53,357,444. During the year ended December 31, 2025, our current assets increased due to cash proceeds from debt and equity offerings partially offset by cash expenditures on the process plant, purchasing of equipment and additions to the Bunker Hill Mine. Total assets increased as we completed some key infrastructure projects at Bunker Hill Mine in preparation of production commencing in 2026.

Current Liabilities and Total Liabilities

As of December 31, 2025, our total current liabilities were $16,838,089 and total liabilities were $207,030,036, compared to total current liabilities of $29,644,412 and total liabilities of $149,736,915 as of December 31, 2024. Total liabilities increased due to change in valuation inputs in the Silver Loan, the valuation of the loan was heavily correlated to the increase in the spot price of silver that occurred throughout the year ending December 31, 2025 and the issuance of warrants classified as a liability. This was partially offset by the repayment of the stream debenture, as well as a decrease in accounts payable and accruals due to timing of invoices and payments.

As of December 31, 2025, our total liabilities include $75,156,975 of warrants that are classified as a liability under US GAAP, as the instrument is exposed to foreign currency risks other than the changes in the value of the entity’s equity because the strike price of the warrants is denominated in C$ versus US$. Although classified as a liability, it does not represent a future cash outflow to the Company. We will settle any warrant exercises received with the issuance of our own shares together with the receipt of cash for those warrants exercised.

Working Capital and Shareholders’ Deficit

As of December 31, 2025, we had a working capital of $6,458,017 and a shareholders’ deficiency of $56,071,042, compared to working capital deficit of $20,311,773 and a shareholders’ deficiency of $52,135,365 as of December 31, 2024. The shareholders’ deficiency decreased due to equity raises we closed during the year ended December 31, 2025, partially offset by the net loss incurred in the same period.

Cash Flow

During the year ended December 31, 2025, we had a net cash increase of $14,155,628, primarily due to cash provided by financing activities relating to drawings on the loan facility and equity raises, partially offset by cash expenditures on the process plant, purchasing of equipment, and additions to the Bunker Hill Mine.

Subsequent Events

On January 5, 2026, the Company issued 45,098 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2025.

During the month of January 2026, the Company issued 122,858 shares of common stock in connection with a stockholder’s warrant exercises.

On January 30, 2026, the Company closed the final tranche of the Silver Loan in the principal amount of $4,763,110, being the number of U.S. dollars equal to 50,958 ounces of silver. After deduction of financing costs and the three months ending February 8, 2026 interest payment on the principle amount of ounces outstanding and prepaying some of the May 8, 2026 interest payment we received $nil.

In February 2026 571,259 warrants expired unexercised.

During the month of February 2026, the Company issued 187,345 and 1,956 shares of common stock in connection with a stockholder’s warrant and compensation option exercises, respectively.

On February 26, the Company exercised its option by paying C & E $1,939,627 to purchase the leased land parcel from C & E overlaying a portion of the Company’s existing mineral claims package.

On March 5, 2026, the Company closed private placement offering of units (the “LIFE Units”) of the Company. The Company issued 4,308,809 LIFE Units at a price of C$6.30 for gross proceeds of C$27,145,500 (the “Brokered Offering”), which included the full exercise of the agents’ overallotment option. Each LIFE Unit consists of one share of common stock of the Company (a “Common Share”) and one-half common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one additional Common Share at an exercise price of C$10.50 for a period of 36 months from issuance.

The Company also issued 255,048 LIFE Units at a price of C$6.30 for gross proceeds of C$1,606,800 under a concurrent private placement, on a non-brokered basis (the “Non-Brokered Offering”, and together with the Brokered Offering, the “Offering”). Each LIFE Unit consists of one share of common stock of the Company (a “Common Share”) and one-half common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one additional Common Share at an exercise price of C$10.50 for a period of 36 months from issuance.

In connection with the closing of the Brokered Offering, the Company paid to the Agents aggregate cash fees in the amount of C$1,786,390 and issued to the Agents an aggregate of 258,271 non-transferrable compensation options (“Compensation Options”), representing: (i) 6.0% of the gross proceeds of the Brokered Offering, other than the gross proceeds raised from certain sales pursuant to a president’s list (the “President’s List Sales”); and (ii) 3.0% of the gross proceeds raised from President’s List Sales. Each Compensation Option is exercisable to acquire one Common Share at a price of C$6.30 per share for a period of 24 months from issuance.

Concurrently with the Offering, The Company issued 840,336 shares to a cornerstone investor who exercised existing common share purchase warrants at C$5.95 for proceeds to the Company of C$5,000,000.

The effective date of the Company’s Reverse Stock Split based on a one-for-thirty five (1-for-35) consolidation ratio is March 6, 2026. The Company’s common shares began trading on the TSXV and OTC on a reverse split-adjusted basis under the Company’s existing trade symbol “BNKR” and “BHLL” respectively at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in these financial statements on a post consolidation basis.

Critical accounting estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Estimates and judgments are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes can differ from these estimates. The key sources of estimation uncertainty that have a significant risk of causing material adjustment to the amounts recognized in the financial statements are:

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

The fair value estimates may differ from actual fair values and these differences may be significant and could have a material impact on our balance sheets and the consolidated statements of operations. Assets are reviewed for an indication of impairment at each reporting date. This determination requires significant judgment. Factors that could trigger an impairment review include, but are not limited to, significant negative industry or economic trends, interruptions in exploration activities or a significant drop in precious metal prices.

Accrued liabilities

We make estimates to accrue for certain expenditures due to delay in receipt of third-party vendor invoices. These accruals are made based on trends, history and knowledge of activities. Actual results may be different.

We make monthly estimates of its water treatment costs, with a true-up to the annual invoice received from the IDEQ. Using the actual costs in the annual invoice, we will then reassess its estimate for future periods. Given the nature, complexity and variability of the various actual cost items included in the invoice, we used the most recent invoice as its estimate of the water treatment costs for future periods.

Incremental Borrowing rate

We estimate the incremental borrowing rate to determine the present value of future lease payments. Actual results may be different from estimates.

Borrowing Cost Capitalization rate

We make estimates to determine the percentage of borrowing costs that are capitalized into property plant and equipment. Actual results may be different.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bunker Hill Mining Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bunker Hill Mining Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, cash flows, and changes in stockholders’ deficiency for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

MNP LLP

50 Burnhamthorpe Road West, Suite 900, Mississauga ON, L5B 3C2

Critical Audit Matter Description	Audit Response

Valuation of Series 1, 2, & 3 Convertible Debentures (“CDs”)

The Company had previously issued Series 1 & 2 CDs which are complex in nature and were required to be fair valued at the end of each reporting period. Series 1 & 2 CDs were amended on June 5, 2025, and were required to be fair valued pre-amendment and post-amendment. In addition, the Company issued Series 3 CD on June 5, 2025, that is required to be fair valued on issuance date.

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

Refer to Note 3 Significant Account Policies – Use of Estimates and Assumptions and Note 10 Debt Instruments.

We responded to this matter by performing audit procedures in relation to the valuation of the CDs. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained and assessed all new and amended agreements signed in the year in relation to the CDs.

● Obtained management’s assessment of the fair value of the CDs.

● With the assistance of internal valuation specialists, evaluated the reasonability of management’s model for valuing the CDs and the appropriateness of the inputs used in the model, and recalculated fair values.

● Assessed the appropriateness of the related disclosures.

Valuation of Silver Loan

The Company had previously closed multiple tranches of advancements relating to a loan in an amount of U.S. dollars equal up to 1.2 million ounces of silver (“Silver Loan”) with the addition of a new tranche closed in 2025.

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

Refer to Note 3 Significant Accounting Policies – Use of Estimates and Assumptions and Note 10 Debt Instruments.

We responded to this matter by performing audit procedures in relation to the valuation of the Silver Loan. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained and assessed all new and amended agreements signed in the year in relation to the Silver Loan.

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

Restructuring

On June 5, 2025, the Company undertook a series of transactions to restructure its balance sheet. This involved both debt and capital transactions.

Given the various new and amended debt and equity instruments involved, there was increased complexity in appropriately accounting for the restructuring.

We identified the evaluation of the accounting treatment of these transactions as a critical audit matter given the increased extent of audit effort that was required.

Refer to Note 10 Debt Instruments and Note 11 Capital Stock, Warrants and Stock Options.

We responded to this matter by performing audit procedures to assess the accounting treatment of the restructuring transactions. Our audit work in relation to this included, but was not restricted to, the following:

● Obtained and assessed all agreements signed in the year in relation to the restructuring.

● Obtained management’s assessment of the accounting treatment of the various transactions involved.

● Evaluated the reasonability of management’s assessment.

● Assessed the appropriateness of the related disclosures.

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company’s auditor since 2014.

Mississauga, Canada

March 6, 2026

Bunker Hill Mining Corp.

Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash	$19,441,905	$3,786,277
Restricted cash (note 9)	2,975,000	4,475,000
Asset held for sale (note 6)	-	40,000
Accounts receivable and prepaid expenses (note 4)	538,197	690,358
Spare parts inventory	341,004	341,004
Total current assets	23,296,106	9,332,639

Non-current assets
Long-term deposit (note 5, 7)	2,692,648	254,106
Equipment (note 5)	1,472,116	1,741,981
Right-of-use assets (note 5)	595,201	758,125
Land	309,861	309,861
Bunker Hill Mine and Mining interests (note 7)	25,395,877	18,795,591
Process plant (note 6)	97,197,185	66,409,247
Total assets	$150,958,994	$97,601,550

EQUITY AND LIABILITIES

Current liabilities
Accounts payable (note 18)	$5,520,901	$14,678,901
Accrued liabilities (note 18)	1,512,819	5,210,939
Current portion of lease liability (note 8)	82,569	189,368
Deferred share units liability (note 14)	1,487,800	929,466
U.S. Environmental Protection Agency cost recovery payable (note 9)	6,000,000	3,000,000
Silver Loan (note 10)	249,000	-
Stream debenture (note 10)	-	4,063,253
Interest payable (notes 9 and 10)	1,035,000	522,485
Current income tax payable (note 16)	950,000	1,050,000
Total current liabilities	16,838,089	29,644,412

Non-current liabilities
Lease liability (note 8)	8,913	62,282
Series 1 convertible debenture (note 10)	4,241,610	5,494,151
Series 2 convertible debenture (note 10)	8,852,012	13,898,481
Series 3 convertible debenture (note 10)	2,522,709	-
Stream debenture (note 10)	-	52,923,747
Silver loan (note 10)	80,701,239	31,802,708
Debt facility (note 10)	14,393,945	9,236,610
Environment protection agency cost recovery liability net of discount (note 9)	4,314,544	5,549,229
Derivative warrant liability (note 11)	75,156,975	1,125,295
Total liabilities	207,030,036	149,736,915

Shareholders’ Deficiency
Preferred shares, $0.000001 par value, 285,715 preferred shares authorized; Nil preferred shares issued and outstanding (note 11)	-	-
Common stock, $0.000001 par value, 100,000,000 and 71,428,572 shares of common stock authorized; 39,834,023 and 9,991,391 shares of common stock issued and outstanding, respectively (note 11)	1,392	348
Additional paid-in-capital (note 11)	147,707,228	61,233,369
Accumulated other comprehensive (income) loss	(280,926)	(3,002,361)
Accumulated deficit	(203,498,736)	(110,366,721)
Total shareholders’ deficiency	(56,071,042)	(52,135,365)
Total shareholders’ deficiency and liabilities	$150,958,994	$97,601,550

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Loss and Comprehensive Loss

(Expressed in United States Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Operating expenses (note 17)	(13,595,412)	(15,649,142)

Other income or gain (expense or loss)
Interest income	363,818	655,125
Change in derivative liability (note 11)	(42,593,254)	838,378
Gain (loss) on fair value of debentures (note 10)	1,002,763	(890,258)
Loss on fair value of silver loan (note 10)	(49,386,219)	(2,820,533)
Interest expense (notes 9 and 10)	(7,383,987)	(8,091,412)
Financing costs (note 10, 11)	(3,414,423)	(676,784)
Gain (loss) on revaluation of stream debenture (note 10)	4,149,606	(230,000)
Gain on debt modification (note 10)	468,878	1,308,062
Gain on debt settlement (note 10)	29,791,130	-
Loss on debt modification (note 10)	(2,155,718)	-
Loss on debt settlement (note 10)	(3,449,557)	(394,456)
Loss on issuance of warrants (note 11)	(6,469,023)	-
Loss on sale of equipment (note 6)	(40,000)	(924,820)
Loss on foreign exchange	(171,862)	(7,004)
Other income	-	2,631
Bad debt expense (note 4)	(248,755)	-
Loss for the year pre tax	$(93,132,015)	$(26,880,213)
Current income tax expense (note 16)	-	(1,050,000)
Deferred tax recovery (expense) (note 16)	-	2,588,590
Loss for the year	(93,132,015)	(25,341,623)

Other comprehensive income (loss), net of tax
Gain (loss) on change in FV on own credit risk (note 10)	2,721,435	(3,811,023)
Other comprehensive income (loss)	2,721,435	(3,811,023)
Comprehensive Loss	(90,410,580)	(29,152,646)

Loss per share of common stock
Loss per share of common stock – basic (note 12)	$(4.09)	$(2.61)
Loss per share of common stock – fully diluted (note 12)	$(4.09)	$(2.61)
Weighted average number of shares of common stock
Weighted average shares of common stock – basic (note 12)	22,747,234	9,721,282
Weighted average shares of common stock – fully diluted (note 12)	22,747,234	9,721,282

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating activities
Net loss for the year	$(93,132,015)	$(25,341,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 11,13, 14)	1,019,013	1,356,071
Settlement of DSUs (note 14)	81,116	(36,495)
Depreciation expense (note 5)	538,258	393,297
Change in fair value of derivative liabilities (note 11)	42,593,254	(838,378)
Change in fair value of silver loan (note 10)	49,386,219	2,820,533
Current tax expense (note 16)	-	1,050,000
Deferred tax (recovery) expense (note 16)	-	(2,588,590)
Interest expense on lease liability (note 8)	29,242	50,560
Financing costs (note 10, 11)	(409,480)	155,024
Units issued for services (note 11)	1,153,347	-
Loss on warrant issuance (note 11)	6,469,023	-
Loss on sale of equipment (note 6)	40,000	924,820
Gain on debt settlement (note 10)	(29,786,339)	-
Loss on debt settlement (note 11)	3,449,557	394,456
Bad debt expense (note 4)	248,755	-
Loss on modification of debt (note 10)	2,155,718	-
Gain on modification of debt (note 10)	(468,878)	(1,308,062)
(Gain) loss on revaluation of stream debenture (note 10)	(4,149,606)	230,000
Accretion of liabilities	4,964,883	6,010,303
Loss (gain) on fair value of convertible debt derivatives	(1,002,763)	890,258
Changes in operating assets and liabilities:
Accounts receivable and prepaid deposits	(2,535,136)	(96,798)
Accounts payable	(160,120)	2,456,577
Accrued liabilities	(307,419)	1,043,405
Current income tax payable	(100,000)	-
Interest payable	2,261,121	2,018,037
Net cash used in operating activities	(17,662,250)	(10,416,605)

Investing activities

Expenditures on process plant	(36,423,940)	(35,433,926)
Expenditures on mine development	(4,597,547)	(3,913,472)
Purchase of land	(30,000)	(309,861)
Purchase of machinery and equipment	(85,780)	(983,719)
Net cash used in investing activities	(41,137,267)	(40,640,978)

Financing activities

Proceeds from issuance of units, net (note 11)	61,803,983	-
Proceeds from warrant exercises (note 11)	386,368	-
Proceeds from compensation options (note 11)	79,518	-
Proceeds from silver loan (note 10)	-	26,278,261

Proceeds from Teck promissory note (note 10)	4,400,000	-
Repayment of Teck promissory note (note 10)	(4,487,160)	-
Proceeds from Loan (note 10)	3,500,000	-
Repayment of Loan (note 10)	(3,500,000)	-
Proceeds from debt facility (note 10)	11,000,000	10,000,000
Repayment of U.S. Environmental Protection Agency cost recovery payable (note 9)	-	(3,000,000)
Lease payments (note 8)	(227,564)	(537,997)
Net cash provided by financing activities	72,955,145	32,740,264
Net change in cash and restricted cash	14,155,628	(18,317,319)
Cash and restricted cash, beginning of year	8,261,277	26,578,596
Cash and restricted cash, end of year	$22,416,905	$8,261,277

Supplemental disclosures
Cash interest paid	$-	$-

Non-cash activities:
Interest payable settled with common shares	$2,515,243	$2,030,526
Deferred shared units settled with common shares	81,116	83,802
Debt settled with common shares	5,118,323	-
Loan facility settled with common shares	6,044,210	-
Stream settled with common shares	20,472,126	-

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash, end of year	$22,416,905	$8,261,277
Less restricted cash	2,975,000	4,475,000
Cash	$19,441,905	$3,786,277

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in United States Dollars)

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2024	9,991,391	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	386,732	-	-	386,732
Shares issued for interest payable	852,509	30	2,799,104	-	-	2,799,134
Shares issued for deferred share units	17,583	1	81,114	-	-	81,115
Shares issued for services	1,088,201	39	3,156,949	-	-	3,156,988
Shares issued for mine acquisition	666,667	23	4,216,336	-	-	4,216,359
Shares issued for restricted share units vested	159,169	5	(5)	-	-	-
Shares issued for warrant exercises	103,115	3	547,421	-	-	547,424
Shares issued for compensation option exercises	26,433	1	52,080	-	-	52,081
Shares issued June private placement	7,206,165	252	19,500,019	-	-	19,500,271
Shares issued September private placement	12,321,429	431	16,938,648	-	-	16,939,079
Compensation options	-	-	2,309,056	-	-	2,309,056
Shares issued for debt	7,401,361	259	26,516,336	-	-	26,516,595
Initial Recognition of CD1, CD2, CD3	-	-	9,970,069	-	-	9,970,069
Other comprehensive income	-	-	-	2,721,435	-	2,721,435
Loss for the year	-	-	-	-	(93,132,015)	(93,132,015)
Balance, December 31, 2025	39,834,023	$1,392	$147,707,228	$(280,926)	$(203,498,736)	$(56,071,042)

Balance, December 31, 2023	9,218,900	$321	$57,848,953	$808,662	$(85,025,098)	$(26,367,162)
Stock-based compensation			873,076	-	-	873,076
Shares issued for interest payable	674,849	24	2,427,541	-	-	2,427,565
Shares issued for deferred share units	21,429	1	83,801	-	-	83,802
Shares issued for restricted share units vested	76,213	2	(2)	-	-	-
Other comprehensive income	-	-	-	(3,811,023)	-	(3,811,023)
Loss for the year	-	-	-	-	(25,341,623)	(25,341,623)
Balance, December 31, 2024	9,991,391	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of operations

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

2. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The consolidated financial statements are expressed in U.S. dollars, the Company and subsidiary Silver Valley Metals Corp.’s functional currency.

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

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable excluding HST, accounts payable, accrued liabilities, interest payable, promissory notes payable, current portion of environmental protection agency cost recovery payable, and current portion of lease liability, all of which qualify as financial instruments, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and current market rate of interest. From January 1, 2025 to June 5, 2025 the carrying amounts of convertible loans were reported at estimated fair values as a result of the application of fair value models at each period end. The Company measures its DSU liability at fair value on recurring basis using level 1 inputs. Derivative warrant liabilities, silver loan, and convertible debentures are measured at fair value on recurring basis using level 3 inputs. The Company measured the non-current portion of the EPA liability and the stream debenture using a discount rate that represents the market rate. The Company measures its lease liabilities using the rate implicit in the lease or incremental borrowing rate if the rate implicit in the lease is not available.

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

FSAB ASC 740 prescribes recognition threshold and measurement attributes for the consolidated financial statements recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At December 31, 2025, December 31, 2024, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Basic and diluted net (loss) income per share

The Company computes net (loss) income per share in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, restricted share units (“RSUs”), warrants and the conversion of convertible loan payable. As of December 31, 2025, a $6,000,000 convertible debenture (the “CD1”), a $15,000,000 convertible debenture (the “CD2”), 51,832 stock options, 18,491,855 warrants, and 760,767 broker options, and 332,209 RSUs were considered in the calculation but not included, as they were anti-dilutive (December 31, 2024 - a $6,000,000 convertible debenture (the “CD1”), a $15,000,000 convertible debenture (the “CD2”), 184,147 stock options, 4,206,771 warrants, 59,149 broker options and 400,757 RSUs were considered in the calculation but not included).

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

Areas of significant judgment and estimates affecting the amounts recognized in the consolidated financial statements include:

Going concern

The assessment of the Company’s ability to continue as a going concern involves judgement regarding future funding available for its operations and working capital requirements. Judgement is also required in determining if disclosure of a material uncertainty related to events or conditions which might cast substantial doubt on the Company’s ability to continue as a going concern is required in the notes to the consolidated financial statements. This judgment is dependent on management’s expectation of future net cash flows, exiting borrowing capacity and financial obligations in the next 12 months.

Although, during the year ended December 31, 2025, the Company had a loss from operations and negative cash flows from operating activities, the Company was able to restructure its debt and secure financings to fulfil its operational needs.  Based on management’s expectations of future net cash flows, management has applied judgment that there is no material uncertainties related to events or conditions that may cast substantial doubt on the Company’s ability to continue as a going concern.

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

The Company applies ASC 480 distinguishing liabilities from equity and ASC 815 derivatives and hedging in determining the appropriate accounting treatment for hybrid instruments. Until June 5, 2025 the Company measured the whole instrument at fair value per the fair value election therefore, the embedded options within the convertible loans are not bifurcated and measured at fair value at each period end.

Recent Accounting Pronouncements

New Accounting Pronouncements – In December 2023 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosure through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 during the fourth quarter of 2025. The adoption did not have a material impact on the consolidated financial statements or disclosures, see note 16 for further details

New Accounting Pronouncements – In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 provides guidance requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on the consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	December 31,	December 31,
	2025	2024

Prepaid expenses and deposits	$380,288	$464,380
HST and interest receivable	157,909	125,978
U.S. Environment Protection Agency overpayment (note 9)	-	100,000
Total	$538,197	$690,358

5. Equipment and Right-of-Use asset

Equipment consists of the following:

	December 31,	December 31,
	2025	2024

Equipment	$2,538,375	$2,468,339
Less accumulated depreciation	(1,066,259)	(726,358)
Equipment, net	$1,472,116	$1,741,981

The total depreciation expense during the year ended December 31, 2025, was $339,901 (year ended December 31, 2024 - $212,645). During the year ended December 31, 2025, the Company paid a nonrefundable deposit of $1,430,107 to execute a lease-to-own contract with Caterpillar to upgrade the underground equipment fleet. The payment is recorded on the consolidated balance sheets as long-term deposit as the equipment will not be delivered to the Company until 2026.

Right-of-use asset consists of the following:

	December 31,	December 31,
	2025	2024

Right-of-use asset	$1,022,716	$984,562
Less accumulated depreciation	(427,515)	(226,437)
Right-of-use asset, net	$595,201	$758,125

The total depreciation expense during the year ended December 31, 2025, was $201,078 (year ended December 31, 2024 - $180,652). The weighted average remaining lease term is 6 months as of December 31, 2025 (7 months as of December 31, 2024). The weighted average discount rate of the lease contracts is 15%. The Company is a party primarily to lease contracts for mining related mobile equipment.

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

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled and transported it to the Bunker Hill site and is reassembled it. The Company determined that the transaction would be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which was separated out on the consolidated balance sheets as a current asset. As the plant is demobilized, transported and reassembled, installation and other costs associated with these activities were captured and capitalized as components of the asset.

Process plant consists of the following:

	December 31,	December 31,
	2025	2024

Mill purchase, detailed engineering, and construction costs	$94,026,121	$65,545,594
Capitalized interest (note 10)	4,155,884	1,848,473
Disposal of Grinding Circuits	(984,820)	(984,820)
Process Plant	$97,197,185	$66,409,247

In August 2024, the Company sold a Grinding Circuit previously purchased from Teck as part of the Pend Oreille Mill purchase for $20,000 recognizing a loss on sale of equipment of $308,273. In September 2024, the Company reclassified two remaining Grinding Circuits as assets at $40,000 held for sale and recognized a loss on sale of equipment of $616,547 on the consolidated statements of loss and comprehensive loss. In 2025, the Company scrapped the remaining griding circuits, classified as asset held for sale, recognizing a loss on sale of equipment of $40,000 on the consolidated statements of loss and comprehensive loss.

Depreciation expense will commence once the process plant is placed in service which is expected to take place in HY1 2026.

7. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine in January 2022.

The carrying cost of the Bunker Hill Mine is comprised of the following:

	December 31,	December 31,
	2025	2024

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Ranger Page Property purchase	4,216,360	-
Capitalized development	10,634,780	6,626,865
Sale of mineral properties (note 10)	(4,476,498)	(2,768,510)
Land	232,000	202,000
Definition drilling	542,025	488,026
Bunker Hill Mine	$25,395,877	$18,795,591

Depreciation of the Bunker Hill Mine will commence once production commences which is expected to take place in HY1 2026.

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000 which includes the surface rights to portions of 24 patented mining claims, for which the Company already owns the mineral rights.

On March 3, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC (“C & E”) for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company has the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase. On June 5, 2025, the Company executed an equity payment agreement with C & E Tree Farm, L.L.C., pursuant to which the Company issued 136,055 June 5, 2025 units (note 11) to C&E at a deemed price $3.68 to satisfy $500,000 of the purchase price payable under an existing option agreement between Silver Valley and C&E, dated March 3, 2023. Additionally, on June 6, 2025, the Company paid $500,000 to C&E Tree Farm LLC to satisfy $500,000 of the purchase price payable under an existing option agreement between Silver Valley and C&E dated March 3, 2023. This balance ($1,000,000) has been recognized on the consolidated balance sheets as long term deposit. The Company exercised its option to purchase the land parcel in 2026 (note 20).

On December 12, 2025, the Company entered into an asset purchase agreement with Silver Dollar Resources (Idaho) Inc., a subsidiary of Silver Dollar Resources Inc. (“Silver Dollar”), to acquire the Ranger Page property which includes, six past-producing underground high-grade silver-lead-zinc mines located immediately adjacent to and to the west of the Bunker Hill Mine in the prolific Silver Valley mining district of Idaho, USA. The Company acquired the properties for total consideration of approximately $4,200,000 comprised of 666,667 shares of Bunker Hill’s common stock, subject to the below contractual escrow.

Release Date	Payment Shares Release to Vendor Parent from Contractual Escrow
6–month anniversary from December 11, 2025	66,667 Payment Shares
9–month anniversary December 11, 2025	66,667 Payment Shares
12–month anniversary of December 11, 2025	Balance of the Payment Shares (533,334 Payment Shares)

Sale of Mineral Properties

On June 5, 2025, as consideration for Sprott Private Resource Streaming & Royalty Corp. (“Sprott”) stream conversion as described in note 10, the Company granted a royalty for 1.65% of life-of-mine gross revenue from mining claims compromising of both primary and secondary claims, as well as any new or complementing surface and mineral rights derived from the surface and mineral rights within the existing boundaries of the Bunker Hill Mine that are subsequently acquired by the Company or Silver Valley. A sale of mineral properties of $1,324,199 corresponding to the issuance of the royalty was recognized on the consolidated balance sheets.

On January 17, 2025, as consideration for Sprott advancing the debt facility, as described in note 10, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $383,789 corresponding to the issuance of the royalty was recognized on the consolidated balance sheets.

On December 19, 2024, as consideration for Sprott advancing the debt facility, as described in note 10, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $397,335 corresponding to the issuance of the royalty was recognized on the consolidated balance sheets.

On December 12, 2024, as consideration for Sprott advancing the debt facility, as described in note 10, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $397,335 corresponding to the issuance of the royalty on the consolidated balance sheets.

As a result of the above transactions with Sprott, including the (i) conversion of the royalty convertible debenture into a 1.85% royalty, (ii) consideration of Sprott advancing $15,000,000 on the loan facility a 1.5% royalty was granted, and (iii) Sprott stream conversion a 1.65% royalty was granted, as of December 31, 2025 Sprott holds a 5% life-of-mine gross revenue applying to both primary and secondary claims comprising the Project.

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

8. Lease Liability

As of December 31, 2025, and December 31, 2024, The Company’s undiscounted lease obligations consisted of the following:

	December 31,	December 31,
	2025	2024
Gross lease obligation – minimum lease payments
1 year	$86,575	$200,755
2- 3 years	9,250	64,375
4-5 years	-	-

Future interest expense on lease obligations	(4,343)	(13,480)
Total lease liability	91,482	251,650

Current lease liability	82,569	189,368
Non-current lease liability	8,913	62,282
Total lease liability	$91,482	$251,650

Interest expense for the year ended December 31, 2025, was $29,242 (year ended December 31, 2024, $50,560).

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

During the year end December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000 as of December 31, 2024 and December 31, 2025.

As of December 31, 2025, and December 31, 2024, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability. The collateral for the payment bonds is comprised of restricted cash of $2,975,000 for December 31, 2025, and $4,475,000 for December 31, 2024, both shown within current assets and land pledged by third parties, with whom the Company has entered into an agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election) the “Financing Cooperation Agreement”. In the fourth quarter of 2025 the EPA agreed to forebear enforcement of any late payments pursuant to the first amendment of the Amended Settlement Agreement to facilitate ongoing discussion of a potential second amendment to the Amended Settlement Agreement, including the payment due in November 2025. The EPA reserved all rights to resume collection of late payments in the event a Second Amendment of the 2021 Amended Settlement Agreement is not finalized.

The Company recorded accretion expense on the liability of $1,765,315 for the year ended December 31, 2025, bringing the discounted, at 19.5%, net liability to $10,314,544, (previously accrued interest of $154,743) as of December 31, 2025. The Company recorded accretion expense on the liability of $1,975,089 for the year ended December 31, 2024.

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

The Company currently makes monthly payments of $100,000 to the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant. Upon receipt of an invoice from the IDEQ for actual costs incurred, a reconciliation is performed relative to payments made, with an additional payment made or refund received as applicable. The Company accrues $100,000 per month based on its estimate of the monthly cost of water treatment. As of December 31, 2025, a prepaid expense of $nil (December 31, 2024: $100,000) represents the difference between the estimated cost of water treatment and net payments made by the Company to the IDEQ to date. This balance has been recognized on the consolidated balance sheets as accounts receivable and prepaid expenses and accounts payable.

10. Debt instruments

$6,000,000 Series 1 Convertible Debenture (CD1)

CD1 bore interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option on principal of $6,000,000. The CD1 is secured by a pledge of the Company’s properties and assets. In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification. The CD1 was convertible into Common Shares at a price of Canadian Dollars (“C$”) C$10.50 per Common Share, subject to stock exchange approval.

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD1 reducing it from 7.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$10.50 per Common Share, was reduced to $3.675. The Company determined that the amendments to the terms of the CD1 should be treated as an extinguishment of the CD1. The new debt was bifurcated between host debt and the conversion option valued at $3,912,661 (net of transaction costs of $52,161) and $1,928,753 respectively, as of June 5, 2025. The host debt was initially measured at the fair value of a comparable liability without conversion option. The residual amount, after determining the fair value of the host debt, was allocated to the conversion option and recorded in APIC. Subsequently host debt was measured at amortized cost. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified Cox-Ross-Rubenstein (“CRR”) approach.

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

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD2 reducing it from 10.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$10.15 per Common Share, was reduced to $3.675. The Company determined that the amendments to the terms of the CD2 should be treated as an extinguishment of the CD2. The new debt was bifurcated between host debt and the conversion option valued at $8,164,765 (net of transaction costs of $130,401) and $6,482,376 respectively, as of June 5, 2025. The host debt was initially measured at the fair value of a comparable liability without conversion option. The residual amount, after determining the fair value of the host debt, was allocated to the conversion option and recorded in APIC. Subsequently host debt was measured at amortized cost. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

Prior to the extinguishment on June 5, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging, each debenture will be valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

Consistent with the approach above, the following table summarizes the key valuation inputs as at applicable valuation dates:

Reference (1)(2)	Valuation date	Maturity date	Contractual Interest rate	Stock price ($)	Expected equity volatility	Credit spread	Risk-free rate	Risk-adjusted rate
CD1 note(3)	12-31-24	03-31-28	7.50%	0.113	105%	4.72%	4.28%	15.45%
CD2 note(3)	12-31-24	03-31-29	10.50%	0.113	105%	5.03%	4.34%	17.89%

(1)	The CD1 carried a Discount for Lack of Marketability (“DLOM”) of 5.0% as of the issuance date. The CD2 carried a DLOM of 10.0% as of the issuance date.
(2)	CD1 carries an instrument-specific spread of 7.23%, CD2 carries an instrument-specific spread of 9.32%
(3)	The conversion price of the CD1 is $3.675 and $7.280 CD2 is $3.675 and $7.070 as of December 31, 2025 and December 31, 2024 respectively.

The gain (loss) on changes in fair value of convertible debentures recognized on the consolidated statements of loss and comprehensive loss during the year ended December 31, 2025 and December 31, 2024, was $1,002,763, $(890,258), respectively.

The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the year ended December 31, 2025, and December 31, 2024, the Company recognized $795,907 and $(1,107,109) respectively, within other comprehensive income.

Interest expense on the pre-extinguished CD1 from January 1, 2025 to June 5, 2025 was $193,459. Interest expense on the pre-extinguished CD2 from January 1, 2025 to June 5, 2025 was $684,041.

For the year ended December 31, 2025, the Company recognized $297,934, loss on debt settlement on the consolidated statements of loss and comprehensive loss as a result of settling interest by issuance of shares, compared to $397,016 for the year ended December 31, 2024.

For the year ended December 31, 2025, the Company recognized $3,077,155 loss on debt settlement on the consolidated statements of loss and comprehensive loss as a result of extinguishment of CD1 and CD2, compared to $nil for the year ended December 31, 2024.

The Company recorded interest expense on host debt of CD1 of $328,949 from June 6, 2025 to December 31, 2025 ($nil for the year ended December 31, 2024), bringing the net liability to $4,241,610 as of December 31, 2025.

The Company recorded interest expense on the host debt of CD2 of $687,247 from June 6, 2025 to December 31, 2025 ($nil for the year ended December 31, 2025), bringing the net liability to $8,852,012 as of December 31, 2025.

At December 31, 2025, interest of $268,333 ($510,411 at December 31, 2024) is included in interest payable on the consolidated balance sheets.

$4,000,000 Series 3 Convertible Debenture (CD3)

The Company closed the $4,000,000 CD3 on June 5, 2025 (note 18). CD3 bears interest at an annual rate of 5.0%, payable in cash or shares at the Company’s option, and matures on June 5, 2030. CD3 is secured by a pledge of the Company’s properties and assets and CD3 is convertible into Common Shares at a price of $3.675 per Common Share, subject to the stock exchange approval. The new debt was bifurcated between host debt and the conversion option valued at $2,268,397 (net of transaction costs of $174,576) and $1,558,941 respectively, as of June 5, 2025. The host debt was initially measured at the fair value of a comparable liability without conversion option. The residual amount, after determining the fair value of the host debt, was allocated to the conversion option and recorded in APIC. Subsequently host debt was measured at amortized cost. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

The Company recorded interest expense on host debt of CD3 of $254,312 for the year ended December 31, 2025 ($nil for the year ended December 31, 2024), bringing the net liability to $2,522,709 as of December 31, 2025. At December 31, 2025, interest of $nil ($nil at December 31, 2024) is included in interest payable on the consolidated balance sheets.

The Company performs quarterly testing of the covenants in the CD1, CD2, CD3 and was in compliance with all such covenants as of December 31, 2025.

The Stream

On June 23, 2023, all conditions were met for the closing of The Stream, and $46,000,000 was advanced to the Company (“The Stream”). The Stream was secured by the same security package that is in place with respect to the RCD, CD1, and CD2. The Stream was repayable by applying 10% of all payable metals sold until a minimum quantity of metal is delivered consisting of, individually, 63.5 million pounds of zinc, 40.4 million pounds of lead, and 1.2 million ounces of silver (subsequently amended, as described below). Thereafter, The Stream was repayable by applying 2% of payable metals sold. The delivery price of streamed metals was 20% of the applicable spot price. The Company incurred $740,956 of transactions costs directly related to The Stream which were capitalized against the initial recognition of The Stream.

The Company determined that in accordance with ASC 815 derivatives and hedging, The Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, The Stream should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with The Stream, using forward commodity prices, equal the cash received. The measurement of The Stream is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with The Stream will result in the adjustment of the carrying value of The Stream using the same discount rate, with changes to the carrying value recognized in the consolidated statements of loss and comprehensive loss.

The Company determined the effective interest rate of The Stream to be 10.6% and recorded accretion expense on the liability of $1,570,574 for the year ended December 31, 2025 ($4,003,934 for the year ended December 31, 2024) recognized in the consolidated statements of loss and comprehensive loss, accretion expense on the liability of $971,426 for the year ended December 31, 2025 ($1,615,066 for the year ended December 31, 2024) capitalized into the process plant (note 5) on the consolidated balance sheets and gain (loss) on revaluation of the liability of $4,149,606 for the year ended December 31, 2025, and $230,000 for the year ended December 31, 2024, respectively). The revaluation is because of a change in projections of the key assumptions: The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and long-term commodity prices of 1.20 $/lb to 1.28 $/lb for zinc, 0.91 $/lb to 0.93 $/lb for lead, 27.76 $/oz to $31.96 $/oz for silver, and timing of production.

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among the Company, Silver Valley, and Sprott, pursuant to which Sprott previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 200,000,000 shares of the Company’s common stock; (ii) the CD3; and (iii) an additional 1.65% life-of-mine gross revenue royalty (note 7) on primary and secondary claims comprising the Bunker Hill Mine. A gain on debt settlement $29,580,954 was recognized on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2025 ($nil for the year ended December 31, 2024).

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

On January 31, 2025, the Company drew $6,000,000 on the debt facility. On January 17, 2025, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 7). On December 12, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 7). On December 19, 2024, the Company drew $5,000,000 on the debt facility. The proceeds were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 7). On June 5, 2025, the Company repaid $6,000,000 of principal and $200,000 of interest owed to Sprott on the debt facility by issuing 57,142,857 and 1,904,762 Common Stock. For the year ended December 31, 2025, the Company recognized $187,458 gain on debt settlement on the consolidated statements of loss and comprehensive loss as a result of settling principal and interest by issuance of shares, compared to $nil for the year ended December 31, 2024.

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

The Company recorded accretion expense on the debt facility of $1,057,438 for the year ended December 31, 2025 ($31,280 for the year ended December 31, 2024), accretion expense on the liability of $1,335,985 for the year ended December 31, 2025 ($nil for the year ended December 31, 2024) capitalized into the process plant (note 6) on the consolidated balance sheets bringing the net liability to $15,160,612 as of December 31, 2025, inclusive of $766,667 classified as interest payable). At December 31, 2025, interest of $nil ($nil at December 31, 2024) is included in interest payable on the consolidated balance sheets.

The Company performs quarterly testing of the covenants in the Debt Facility and was in compliance with all such covenants as of December 31, 2025.

Silver Loan

On August 8, 2024, the Company entered into definitive agreements with Monetary Metals Bond III LLC, an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”). On August 8, 2024, the Company closed the first tranche Silver Loan in the principal amount of $16,422,039, being the number of U.S. dollars equal to 609,805 ounces of silver. After deduction of financing costs and the first year interest, the Company received $13,225,005. The Silver Loan is for a term of three years, secured against the Company’s assets and repayable in cash or silver ounces. The Silver Loan bears interest at the rate of 15% per annum, payable in cash or silver ounces on the last day of each quarterly interest period. On September 25, 2024, the Company closed the second tranche Silver Loan in the principal amount of $6,369,000, being the number of U.S. dollars equal to 200,000 ounces of silver. After deduction of financing costs and the first year interest the Company received $5,352,438. On November 6, 2024, the Company closed the third tranche Silver Loan in the principal amount of $6,321,112, being the number of U.S. dollars equal to 198,777 ounces of silver. After deduction of financing costs and the first year interest the Company received $5,422,474. On November 8, 2024, the Company closed the fourth tranche Silver Loan in the principal amount of $1,250,000, being the number of U.S. dollars equal to 39,620 ounces of silver. After deduction of financing costs and the first year interest the Company received $1,076,563. On December 30, 2024, the Company closed the fifth tranche Silver Loan in the principal amount of $1,478,847, being the number of U.S. dollars equal to 50,198 ounces of silver. After deduction of financing costs and the first year interest the Company received $1,201,781. On November 10, 2025, the Company closed the sixth tranche of the Silver Loan in the principal amount of $2,521,215, being the number of U.S. dollars equal to 50,384 ounces of silver. After deduction of financing costs and the three months ending November 8, 2025 interest payment on 1,098,399 ounces the Company received $nil.

In connection with closing of the First Tranche, the Company issued a total of 36,588 Warrants to Monetary Metals & Co. (the “Tranche 1 Warrants”). The Tranche 1 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 1 Warrants will be C$5.60.

In connection with closing of the Second Tranche, the Company issued a total of 11,429 Warrants to Monetary Metals & Co. (the “Tranche 2 Warrants”). The Tranche 2 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 2 Warrants will be C$5.60.

In connection with closing of the Third and Fourth Tranches, the Company issued a total of 13,623 Warrants to Monetary Metals & Co. (the “Tranche 3 & 4 Warrants”). The Tranche 3 & 4 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 3 & 4 Warrants will be C$4.20.

In connection with closing of the Fifth Tranche, the Company issued a total of 2,868 Warrants to Monetary Metals & Co. (the “Tranche 5 Warrants”). The Tranche 5 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 5 Warrants will be C$5.25.

In connection with closing of the Six Tranche, the Company issued a total of 21,206 Warrants to Monetary Metals & Co. (the “Tranche 6 Warrants”). The Tranche 6 Warrants will be exercisable until August 8, 2027, and the Exercise Price of the Tranche 6 Warrants will be C$6.65.

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

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. The BDT model models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk-adjusted rate
Tranche 1, 2, 3, 4, & 5	Dec 31, 2024	Aug 8, 2027	15%	26.5%	4.23%	4.53%	16.54%
Tranche 6	Nov 10, 2025	Aug 8, 2027	13.5%	25.3%	3.60%	7.81%	19.20%
Tranche 1, 2, 3, 4, 5, & 6	Dec 31, 2025	Aug 8, 2027	13.5%	24.4%	3.47%	11.05%	22.32%

The resulting fair values of the Silver Loan at December 31, 2025, and December 31, 2024, were as follows:

Reference	Dec 31, 2025	Dec 31, 2024
Silver Loan	$80,950,239	$31,802,708

The loss on changes in fair value of Silver Loan recognized on the consolidated statements of loss and comprehensive loss during the year ended December 31, 2025, was $49,386,219 compared to $2,820,533 for the year ended December 31, 2024. The Company recognized a gain and loss on modification of the Silver Loan of $468,878 and $2,155,718 respectively relating to June 5, 2025 and November 10, 2025 amendments. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income (loss) during the year ended December 31, 2025, was $1,925,528, compared to $2,703,914 for the year ended December 31, 2024.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of December 31, 2025.

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

On June 6, 2025, the Company repaid principal and accrued interest, in the amount of $4,487,160 on the unsecured Note as amended. As of December 31, 2025, the principal and interest outstanding on the unsecured Note is $nil ($nil at December 31, 2024) on the consolidated balance sheets. Interest expense for the year ended December 31, 2025, was $87,160 ($nil for the year ended December 31, 2024).

$10,000,000 Teck Standby Facility

On June 5, 2025, the Company closed an uncommitted demand standby prepayment credit facility with Teck for $10,000,000 (the “Teck Standby Facility”). The Teck Standby Facility will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The Teck Standby Facility will be available to the Company, until the earlier of (i) June 30, 2028, or (ii) the date on which the Bunker Hill project hits 90% of name plate capacity or on the date on which the Company is cash flow positive for a quarter, whichever is sooner, unless terminated earlier by Teck. As of December 31, 2025, and December 31, 2024, no advances have been made on the facility. The Company determined that no recognition is required on the financial statements as of December 31, 2025, as no amount has been drawn from the facility.

$3,500,000 Unsecured Loan

With a non-related party, on September 16, 2025, the Company closed an unsecured loan for an aggregate principal amount of up to $3,500,000 (the “Loan”). The Loan is non-interest bearing. The Loan was available in multiple advances at the discretion of the lender. On September 16, 2025, the Company received $1,750,000 advance. On September 23, 2025, the Company received an additional $1,750,000 advance.

On September 30, 2025, the Company repaid the principal on the unsecured Loan. As of December 31, 2025, the principal and interest outstanding on the unsecured Loan is $nil ($nil at December 31, 2024) on the consolidated balance sheets.

11. Capital stock, warrants and stock options

Reverse Stock Split

The Company received the approval of a majority of its stockholders, by way of the Stockholder Consent, to proceed with authority to implement the reverse stock split based on a one-for-thirty five (1-for-35) consolidation. On March 5, 2026, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the Reverse Stock Split based on a one-for-thirty five (1-for-35) consolidation ratio on March 6, 2026. The Company’s common shares began trading on the TSXV and OTC on a reverse split-adjusted basis under the Company’s existing trade symbol “BNKR” and “BHLL” respectively at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in these financial statements on a post consolidation basis.

Authorized

The total authorized capital is as follows:

●	100,000,000 shares of common stock, with a par value of $0.000001 per share; and
●	285,715 preferred shares with a par value of $0.000001 per preferred share

Issued and outstanding

In January 2025, the Company issued 30,096 shares of common stock in connection with its election to satisfy financing cooperation fees relating to the Financing Cooperation Agreement for the six months ended September 30, 2024. In January 2025, the Company issued 17,758 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Financing Cooperation Agreement for the three months ended December 31, 2024. The Company recognized a loss on debt settlement of $13,972 for the year ended December 31, 2025 (compared to $nil for the year ended December 31, 2024) on the consolidated statements of loss and comprehensive loss for satisfying the financing cooperation fee with shares.

In January 2025, the Company issued 211,225 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2024.

In January 2025, the Company issued 19,213 shares of common stock in connection with settlement of RSUs.

In April 2025 the Company issued 5,358 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ended March 31, 2025.

On June 5, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $6,200,000, which included participation by Sprott, and concurrent non-brokered private placement (the “Non-Brokered Offering” and together with the Brokered Offering, collectively, the “Equity Offerings”) with Teck Resources Limited (together with its affiliates, “Teck”) for $20,500,000. As part of the Equity Offering the Company incurred $918,425 of financing costs recognized in additional paid-in-capital on the consolidated balance sheets and $216,008 of financing costs on the consolidated statements of loss and comprehensive loss relating to the issuance of 3,603,083 warrants.

As part of the Equity Offerings, we issued an aggregate of our 7,206,165 units (“Units”) at a price of C$5.25 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

In the Brokered Offering, 1,626,318 Units were sold at the Offering Price by a syndicate of agents led by BMO Capital Markets, CIBC Capital Markets and Red Cloud Securities Inc., as joint bookrunners, and including National Bank Financial Inc. (collectively, the “Agents”), of which Sprott acquired 285,715 Units (the “Sprott Subscription”). In the Non-Brokered Offering, Teck acquired 5,579,848 Units (the “Teck Units”) at the Offering Price. We intend to use the net proceeds of the Equity Offerings to support the construction, start-up and ramp-up of the Bunker Hill Mine.

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

Sprott Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott, pursuant to which Sprott previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 5,714,286 shares of our common stock; (ii) senior secured Series 3 convertible debentures in the aggregate principal amount of US$4 million and with a maturity date of June 5, 2030 (the “Series 3 CDs”); and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Debt Settlements

On June 5, 2025, The Company and Silver Valley entered into the debt settlement agreements with Sprott (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 1,819,728 shares of our common stock were issued to Sprott at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

Additional Debt Settlements

The Company agreed to settle outstanding payables and other amounts owing (including, where applicable, accrued and unpaid interest thereon) in aggregate amounts of approximately $80,000, $3,072,254 and C$195,000 with certain creditors, contractors, and directors, respectively, of the Company’s or Silver Valley through the issuance of equity securities at the Offering Price. On June 5, 2025, concurrently with the closing of the Equity Offerings, the Company entered into debt settlement agreements (collectively, the “Debt Settlement Agreements”) with such creditors, contractors, and directors (collectively, the “Debt Settlements”) in order to preserve its cash for the potential restart and ongoing development of the Bunker Hill Mine.

In connection with the Debt Settlements, the Company issued:

(a) 21,769 Units to MineWater, for fees owed under the Financing Cooperation Agreement;

(b) 7,354 shares of our common stock to four of our directors for their services for the period beginning on March 1, 2025, and ending on April 30, 2025; and

(c) 865,777 Units to certain other arm’s length creditors or contractors of the Company to settle certain other outstanding receivables and other amounts owing in the aggregate amount of approximately $3,072,254.

Equity Payment

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. The Company wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, the Company, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which the Company issued 136,055 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one share of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$8.75 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028. The payment is included in long term deposits on the December 31, 2025, consolidated balance sheets.

In July 2025, the Company issued 439,385 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending June 30, 2025 and the debt facility for the six months ended June 30, 2025.

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645 which included participation by Teck for $19,494,060. As part of the equity offering the Company incurred $1,350,948 of financing costs on the consolidated statements of loss and comprehensive loss and $1,239,410 of financing costs in additional paid in capital on the consolidated balance sheets. Additionally, the Company issued 728,050 compensation options incurring $1,104,816 of financing costs on the consolidated statements of loss and comprehensive loss for the year ended December 31, 2025, and $1,204,240 of financing costs in additional paid in capital on the consolidated balance sheets. Each Compensation option is exercisable to acquire one Common Share of the Company at a price of C$4.20 per share for a period of 24 months from September 29, 2025.

As part of the Brokered Offering, we issued an aggregate of 12,321,429 units (“Units”) at a price of $3.05 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share”) and one common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (a “Warrant Share”) at an exercise price of C$5.95 per Warrant Share for 60 months after issuance. The gross proceeds were bifurcated between equity and warrant liability at $19,494,267 and $17,884,378 respectively, as of September 29, 2025.

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

On September 30, 2025, the Company issued 139,956 shares of common stock in connection with settlement of RSUs.

On October 6, 2025, the Company issued 63,889 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended September 30, 2025.

On October 14, 2025, the Company granted 140,762 RSUs to certain members of management of the Company. The RSUs will vest in one-third increments on October 14, 2026, June 30, 2027 and June 30, 2028, with each RSU vesting into one share of common stock.

On October 14, 2025, the Company granted 4,361 stock options to certain member of management of the Company, of which all vested on the one-year anniversary of the grant date. These options have a 5-year life and are exercisable at C$7.53 per common share.

On October 14, 2025, the Company granted 13,542 stock options to certain member of management of the Company, of which all vested in one-third increments on October 14, 2026, June 30, 2027 and June 30, 2028. These options have a 5-year life and are exercisable at C$7.53 per common share.

On October 22, 2025, the Company issued 2,372 shares of common stock in connection with a stockholder’s warrant exercise.

On October 27, 2025, the Company granted 20,000 stock options to a non-related party, of which all vested on the one-year anniversary of the grant date. These options have a 2-year life and are exercisable at C$6.65 per common share.

On October 28, 2025, the Company issued 26,433 shares of common stock and 26,433 warrants exercisable into one share of common stock at a strike price of C$5.25 with an expiry of March 27, 2026 in connection with a compensation option exercise.

On November 14, 2025, the Company issued 78,458 shares of common stock in connection with a stockholder’s warrant exercise.

On November 18, 2025, the Company issued 17,583 shares of common stock in connection with settlement of DSUs.

On December 11, 2025, the Company issued 666,667 shares of common stock to acquire the Ranger Page property from Silver Dollar Resources (Idaho).

On December 22, 2025, the Company issued 16,572 shares of common stock in connection with a stockholder’s warrant exercise.

On December 23, 2025, the Company issued 2,858 shares of common stock in connection with a stockholder’s warrant exercise.

On December 30, 2025, the Company issued 2,858 shares of common stock in connection with a stockholder’s warrant exercise.

On December 30, 2025, the Company issued 9,396 in connection with its election to satisfy consulting fees relating to government relations and financing initiatives from Washington, D.C. for the three months ended November 30, 2025.

In January 2024, the Company issued 211,225 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2023.

In March 2024, the Company issued 72,756 shares of common stock in connection with settlement of RSUs.

In April 2024, the Company issued 2,858 shares of common stock in connection with settlement of RSUs.

In April 2024, the Company issued 182,813 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending March 31, 2024.

In July 2024, the Company issued 132,955 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending June 30, 2024.

In August 2024, in connection with closing of the First Tranche, the Company issued 36,589 Warrants to Monetary Metals & Co. The Tranche 1 Warrants will be exercisable until August 8, 2027, at an exercise price of C$5.60.

In October 2024, in connection with closing of the Second Tranche, the Company issued 11,429 Warrants to Monetary Metals & Co. The Tranche 2 Warrants will be exercisable until August 8, 2027, at an exercise price of C$5.60.

In October 2024, the Company issued 147,858 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ending September 30, 2024.

In October 2024, the Company issued 21,429 shares of common stock in connection with settlement of DSUs.

In November 2024, the Company issued 600 shares of common stock in connection with settlement of RSUs.

In November 2024, in connection with closing of the Third & Fourth Tranche, the Company issued 13,623 Warrants to Monetary Metals & Co. The Tranche 3 & 4 Warrants will be exercisable until August 8, 2027, at an exercise price of C$4.20.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at December 31, 2025 and December 31, 2024:

November 2025 warrants	December 31, 2025	Grant Date
Expected life	585 days	625 days
Volatility	80%	80%
Risk free interest rate	2.58%	2.47%
Dividend yield	0%	0%
Share price (C$)	$8.40	$6.65
Fair value	$61,680	$40,063
Change in derivative liability	$21,617

September 2025 warrants	December 31, 2025	Grant Date
Expected life	1733 days	1826 days
Volatility	100%	105%
Risk free interest rate	2.96%	2.78%
Dividend yield	0%	0%
Share price (C$)	$8.40	$7.18
Fair value	$59,278,783	$24,353,610
Change in derivative liability	$34,925,173

During the year ended December 31, 2025, the Company recognized a loss on issuance of the September 29, 2025, warrants of $6,469,025 ($nil for the year ended December 31, 2024).

June 2025 warrants	December 31, 2025	Grant Date
Expected life	887 days	1096 days
Volatility	85%	105%
Risk free interest rate	2.58%	2.62%
Dividend yield	0%	0%
Share price (C$)	$8.40	$4.73
Fair value	$12,357,254	$7,171,032
Change in derivative liability	$5,186,222

January 2025 warrants	December 31, 2025	Grant Date
Expected life	585 days	943 days
Volatility	80%	105%
Risk free interest rate	2.58%	2.85%
Dividend yield	0%	0%
Share price (C$)	$8.40	$5.78
Fair value	$9,515	$7,116
Change in derivative liability	$2,399

November 2024 warrants	December 31, 2025	December 31, 2024
Expected life	585 days	950 days
Volatility	80%	95%
Risk free interest rate	2.58%	2.96%
Dividend yield	0%	0%
Share price (C$)	$8.40	$5.43
Fair value	$51,276	$32,374
Change in derivative liability	$18,902

October 2024 warrants	December 31, 2025	December 31, 2024
Expected life	585 days	950 days
Volatility	80%	95%
Risk free interest rate	2.58%	2.96%
Dividend yield	0%	0%
Share price (C$)	$8.40	$5.43
Fair value	$36,189	$25,881
Change in derivative liability	$10,308

August 2024 warrants	December 31, 2025	December 31, 2024
Expected life	585 days	950 days
Volatility	80%	95%
Risk free interest rate	2.58%	2.96%
Dividend yield	0%	0%
Share price (C$)	$8.40	$5.43
Fair value	$115,857	$82,857
Change in derivative liability	$33,000

March 2023 warrants	December 31, 2025	December 31, 2024
Expected life	86 days	451 days
Volatility	24%	24%
Risk free interest rate	2.58%	2.96%
Dividend yield	0%	0%
Share price (C$)	$8.40	$5.43
Fair value	$3,246,420	$915,046
Change in derivative liability	$2,331,374

During the year ended December 31, 2025, the Company recognized a loss on change in valuation of the March 2023 warrants of $52,432 ($nil for the year ended December 31, 2024) relating to warrants that were exercised.

April 2022 special warrants issuance	December 31, 2025		December 31, 2024
Expected life		Expired		91 days
Volatility		N/A		70%
Risk free interest rate		N/A		2.96%
Dividend yield		N/A		0%
Share price (C$)	$	N/A		$5.43
Fair value		$-		$1
Change in derivative liability		$(1)	$

April 2022 non-brokered issuance	December 31, 2025		December 31, 2024
Expected life		Expired		91 days
Volatility		N/A		70%
Risk free interest rate		N/A		2.96%
Dividend yield		N/A		0%
Share price (C$)	$	N/A		$5.43
Fair value		$-		$1
Change in derivative liability		$(1)	$

June 2022 issuance	December 31, 2025		December 31, 2024
Expected life		Expired	91 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$5.43
Fair value		$-	$1
Change in derivative liability		$(1)

February 2021 issuance	December 31, 2025	December 31, 2024
Expected life	40 days	405 days
Volatility	55%	70%
Risk free interest rate	2.58%	2.96%
Dividend yield	0%	0%
Share price	$8.40	$5.43
Fair value	$1	$44,465
Change in derivative liability	$(44,464)

June 2019 issuance	December 31, 2025		December 31, 2024
Expected life		Expired	365 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price	$	N/A	$5.43
Fair value		$-	$9,724
Change in derivative liability		$(9,724)

August 2019 issuance	December 31, 2025		December 31, 2024
Expected life		Expired	365 days
Volatility		N/A	70%
Risk free interest rate		N/A	2.96%
Dividend yield		N/A	0%
Share price	$	N/A	$5.43
Fair value		$-	$14,945
Change in derivative liability		$(14,945)

Warrants

		Weighted	Weighted
		Average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2023	4,144,628	$12.95	$3.15
Issued	61,640	5.25	2.45
Balance, December 31, 2024	4,206,268	$12.95	$3.15
Issued	16,486,818	6.65	2.80
Exercised	(103,115)	5.25	1.75
Expired	(2,098,120)	16.45	3.15
Balance, December 31, 2025	18,491,581	$6.98	$2.80

At December 31, 2025, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

February 9, 2026	21.00	488,929	488,929
February 16, 2026	21.00	82,331	82,331
March 27, 2026	5.25	1,398,568	1,398,568
August 8, 2027	6.65	21,207	21,207
August 8, 2027	5.60	48,017	48,017
August 8, 2027	5.25	2,869	2,869
August 8, 2027	4.20	13,623	13,623
June 5, 2028	8.75	4,114,882	4,114,882
September 29, 2030	5.95	12,321,429	12,321,429
		18,491,855	18,491,855

Compensation options

For each financing in which compensation options were issued, the Company has accounted for the Compensation Options in accordance with ASC Topic 718 Compensation – Stock Compensation. The Compensation Options are considered nonemployee stock-based transactions and they meet the criteria for equity classification. The estimated fair value of the Compensation Options was determined at the grant date using the Black-Scholes valuation model, and is recorded in the consolidated statement of operations and comprehensive loss as a financing cost.

At December 31, 2025, the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2023	122,890	8.40
Expired – February 2024	(10,029)	17.50
Expired – April 2024	(53,712)	10.50
Balance, December 31, 2024	59,149	$5.25

Balance, December 31, 2024	59,149	5.25
Issued – September 2025 (ii)	728,050	4.20
Exercised – March 2023	(26,433)	4.20
Balance, December 31, 2025	760,766	$4.28

(i)	The grant date fair value of the March 2023 Compensation Options was estimated at $111,971 using the Black-Scholes valuation model with the following underlying assumptions:
(ii)	The grant date fair value of the September 2025 Compensation Options was estimated at $2,309,056 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i) March 2023	3.4%	0%	120%	C$3.85	3 years
(ii) September 2025	2.5%	0%	85%	C$7.18	2 years

	Exercise	Number of	Grant date Fair value
Expiry date	price (C$)	broker options	($)

March 27, 2026 (i)	$4.20	32,718	$61,584
September 29, 2027(ii)	$4.20	728,050	$2,309,056
		760,768	$2,370,640

(i)	Exercisable into one March 2023 Unit.
(ii)	Exercisable into one share of common stock of the Company.

Stock options

The following table summarizes the stock option activity during the years ended December 31, 2025 and 2024:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2023	256,304	$18.06
Granted August 1, 2024(1)	2,500	5.60
Expired October 24, 2024	(45,000)	21.00
Expired October 31, 2024	(29,657)	11.73
Balance, December 31, 2024	184,147	$18.20
Expired April 20, 2025	(170,218)	19.25
Granted on October 14, 2025(2)	17,903	7.53
Granted on October 27, 2025(3)	20,000	6.65
Balance, December 31, 2025	51,832	$6.59

(i)

On August 1, 2024, 2,500 stock options were issued to an employee of the Company, which vest on August 1, 2025. These options have a 5-year life and are exercisable at C$5.60 per share of common stock. The grant fair value of the options was estimated at $7,242. The vesting of these options resulted in stock-based compensation of $3,016 for the year ended December 31, 2024, which is included in the operation and administration expense of the consolidated statements of loss and comprehensive loss.

(ii)

On October 14, 2025, 17,903 stock options were issued to an employee of the Company, which vest on October 14, of 2026, 2027 and 2028. These options have a 5-year life and are exercisable at C$7.70 per share of common stock. The grant fair value of the options was estimated at $65,555. The vesting of these options resulted in stock-based compensation of $10,313 for the year ended December 31, 2025, which is included in the operation and administration expense of the consolidated statements of loss and comprehensive loss.

(iii)	On October 17, 2025, 20,000 stock options were issued to an employee of the Company, which vest on October 17, 2026. These options have a 5-year life and are exercisable at C$6.65 per share of common stock. The grant fair value of the options was estimated at $44,147. The vesting of these options resulted in stock-based compensation of $7,862 for the year ended December 31, 2025, which is included in the operation and administration expense of the consolidated statements of loss and comprehensive loss.

The fair value of these stock options was determined on the date of grant using the Black-Scholes valuation model, and using the following underlying assumptions:

	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
November 2022	3.22%	0%	120%	C$5.25	5 years
August 2024	3.09%	0%	91%	C$5.60	5 years
October 2025	2.74%	0%	85%	C$7.53	5 years
October 2025	2.37%	0%	85%	C$6.65	2 years

The following table reflects the stock options issued and outstanding as of December 31, 2025:

			Number of
	Remaining	Number of	options
Exercise	contractual	options	vested	Grant date
price (C$)	life (years)	outstanding	(exercisable)	fair value ($)
6.65	1.82	20,000	-	44,147
5.55	1.90	11,429	11,429	37,387
5.60	3.59	2,500	2,500	7,242
7.53	4.79	17,903	-	65,555
		51,832	13,929	$154,331

The vesting of stock options during the year ended December 31, 2025, resulted in stock-based compensation expenses of $22,401 ($36,386 for the year ended December 31, 2024).

12. Loss per Share

Potentially dilutive securities include convertible debentures payable, warrants, broker options, stock options, and unvested RSU. Diluted income per share reflects the assumed exercise or conversion of all dilutive securities using the treasury stock method.

	Year ended December 31, 2025	Year ended December 31, 2024
Net loss for the year	(93,132,015)	(25,341,623)

Basic loss per share Weighted average number of shares of common stock - basic	22,747,234	9,721,282
Net loss per share – basic	(4.09)	(2.61)
Net loss for the year	(93,132,015)	(25,341,623)
Dilutive effect of convertible debentures	-	-
Dilutive effect of warrants on net income	-	-
Diluted net loss for the year	(93,132,015)	(25,341,623)
Weighted average number of shares of common stock - basic	22,747,234	9,721,282
Diluted effect:
Stock options and RSUs	-	-
Weighted average number of shares of common stock - fully diluted	22,747,234	9,721,282
Net loss per share - fully diluted	(4.09)	(2.61)

13. RSU’s

Effective March 25, 2020, the Board of Directors approved a RSU Plan to grant RSUs to its officers, directors, key employees and consultants.

The following table summarizes the RSU activity during the years ended December 31, 2025 and 2024:

		Weighted average
		grant date fair
	Number of	value per share
	shares	(C$)

Unvested as at December 31, 2023	201,273	$8.33
Granted (i, ii)	277,726	3.83
Vested	(76,213)	8.00
Forfeited	(2,029)	17.50
Unvested as at December 31, 2024	400,757	$5.22
Granted (iii)	140,762	7.53
Vested	(159,169)	5.18
Forfeited	(50,141)	4.98
Unvested as at December 31, 2025	332,209	$6.26

(i)	On January 29, 2024, the Company granted 19,216 RSUs to executives and employees of the Company, which vest on January 29, 2025. The vesting of these RSUs resulted in stock-based compensation of $50,000 for the year ended December 31, 2024, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(ii)	On March 13, 2024, the Company granted 258,513 RSUs to executives and employees of the Company, which vest in one-third increments on March 31 of 2025, 2026 and 2027. The vesting of these RSUs resulted in stock-based compensation of $361,690 for the year ended December 31, 2024, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

(iii)	On October 14, 2025, the Company granted 140,762 RSUs to executives and employees of the Company, which vest in one-third increments on October 14, 2026, June 30 of 2027 and 2028. The vesting of these RSUs resulted in stock-based compensation of $108,970 for the year ended December 31, 2025, which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

The vesting of RSUs during the year ended December 31, 2025, resulted in stock-based compensation expense of $364,331 ($836,691 for the year ended December 31, 2024), which is included in operation and administration expenses on the consolidated statements of loss and comprehensive loss.

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

The following table summarizes the DSU activity during the years ended December 31, 2025 and 2024:

		Weighted average
		grant date fair
	Number of	value per share
	shares	(C$)

Unvested as at December 31, 2023	42,728	$31.50
Granted (i, ii)	81,868	4.55
Vested (i)	(114,953)	14.35
Unvested as at December 31, 2024	9,643	$5.60
Granted (iii)	36,535	7.53
Vested (ii)	(46,178)	7.12
Unvested as at December 31, 2025	-	$-

(i)	On April 1, 2024, 54,510 DSUs were issued to the Company’s Directors which vested immediately.

(ii)	On October 1, 2024, 9,643 DSUs were issued to one of the Company’s Directors which vests on October 1, 2025.

(iii)	On October 14, 2025, 36,535 DSUs were issued to the Company’s Directors which vested immediately.

In October 2024, the Company settled 30,052 DSUs by issuing shares of common stock at C$5.60 a share and cash payment $46,304 to a certain director of the Company.

In October 2025, the Company settled 24,319 DSUs by issuing 17,583 shares of common stock at C$6.83 a share and cash payment $32,627 to a certain director of the Company.

The vesting of DSU’s during the year ended December 31, 2025, resulted in stock-based compensation of $750,815 ($482,994 for the year ended December 31, 2024). The fair value of each DSU is $5.95 as of December 31, 2025 and $3.85 as of December 31, 2024.

15. Commitments and contingencies

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

During the year ended December 31, 2025, the Company commenced discussions with the EPA and the IDEQ to advance a second amendment to the Amended Settlement Agreement. Specifically, the Company is seeking a restructure of the ongoing obligations to the EPA and IDEQ. The EPA agreed to forebear enforcement of any late payments pursuant to the Amended Settlement Agreement to facilitate ongoing discussion of a second amendment of the Amended Settlement Agreement, including the payment due in November of 2025. The EPA reserves all rights to resume collection of late payments in the event discussion of a second amendment of the Amended Settlement Agreement fails.

Crescent Legal Proceeding

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. During the year ended December 31, 2025, the Company attended a mediation session with the plaintiff. On December 12, 2025 Americas Gold and Silver Corporation closed the acquisition of Crescent Silver, LLC which owns the Crescent Mine in Idaho, USA. The lawsuit continues to advance through the discovery and pre-trail phase, in which information is gathered and exchanged.

16. Income taxes

The components of the provision for income taxes were as follows:

	2025	2024
Current Taxes
U.S. federal	$-	$1,050,000
U.S. state and local	-	-
Foreign	-	-
Current taxes	$-	$1,050,000

Deferred Taxes
U.S. federal	$-	$(2,001,700)
U.S. state and local	-	(586,890)
Foreign	-	-
Deferred taxes	$-	$(2,588,590)

Provision for income taxes	$-	$(1,538,590)

At December 31, 2025, and December 31, 2024, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal tax rate of 21.0% (December 31, 2024 – 21.0%) to pretax loss from operations for the periods ended December 31, 2025 and December 31, 2024 as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024

(Loss) income before income taxes	$(93,132,015)		$(26,880,213)
Expected income tax (recovery) expense	(19,557,723)	21.0%	(5,644,845)	21.0%
Change in estimates in respect of prior periods	1,473,299	-1.6%	104,648	-0.4%
Change in tax rate	-	0.0%	135,998	-0.5%
Change in fair value of derivative liability	8,944,583	-9.6%	(176,059)	0.7%
Loss on warrant issuance	1,358,495	-1.5%	-	0.0%
State and local taxes, net of federal benefit	-	0.0%	(463,643)	1.7%
Convertible debentures	775,040	-0.8%	-	0.0%
Nondeductible interest	612,379	-0.7%	-	0.0%
Loss (gain) on debt settlement	-	0.0%	37,723	-0.1%
Other	685,638	-0.7%	39,876	-0.1%
Change in valuation allowance	5,708,289	-6.1%	4,427,712	-16.5%
Total	$-	0.0%	$(1,538,590)	5.7%
Current tax (benefit)/ expense	-		1,050,000	-3.9%
Current tax (benefit) / expense	-		(2,588,590)	-9.6%
Total	-		(1,538,590)	-5.7%

The components of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$20,295,812	$9,692,247
Mining interests	4,856,139	7,097,179
EPA liabilities	2,712,725	2,282,217
Stream debenture	-	15,212,680
Lease liabilities	24,060	67,178
Silver loan	12,198,318	-
Plant and equipment	603,576	-
Other deferred tax assets	1,717,659	2,489,658
Total deferred tax assets	42,408,289	36,841,159
Valuation allowance	(42,251,751)	(35,631,961)
Total deferred tax assets	156,538	1,209,198
Deferred tax liabilities:
Deferred revenue	-	-
Convertible debentures	-	(429,087)
Right of use assets and lease obligations	(156,538)	(202,381)
Equipment	-	(577,730)
Unrealized foreign exchange gain	-	-
Total deferred tax liabilities	(156,538)	(1,209,198)
Net deferred tax liabilities	$-	$-

The potential income tax benefit of net deferred tax assets has been offset by a full valuation allowance.

At December 31, 2025 and December 31, 2024, the Company has an unused net operating loss carryforward balance of $78,484,610 and $37,379,170 respectively, that is available to offset future taxable income. Net operating loss carryforwards of $16,503,566 generated before 2018 expire between 2031 and 2037. The losses generated in 2018 and later tax years do not expire.

A certain amount of these losses are subject to limitations under Section 382. Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses and other unrealized losses upon a more than 50% change in ownership in the Company within a three-year period. In connection with multiple equity offerings during 2019 and 2025, the Company underwent the following Section 382 ownership changes:

		Section 382 Tax Loss Carryovers
Ownership Change Date	Annual Limitation	December 31, 2025	December 31, 2024
June 30, 2019	$3,458	$18,336,999	$18,336,999
August 30, 2019	$16,523	$222,627	$222,627
June 5, 2025	$1,245,671	$32,207,053	¬N/A

As a result, utilization of the Company’s above net operating losses and other unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year increases the Section 382 annual limitation in the subsequent year.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company incurred income tax expense of $0 for the year ended December 31, 2025, and incurred $(1,538,590) of income tax benefit for the year ended December 31, 2024. The Company’s effective income tax rate for 2025 was 0% compared to 5.7% for 2024. The effective tax rate for 2025 differed from the statutory rate primarily due to changes in the valuation allowance established to offset net deferred tax assets. The effective tax rate for 2024 differed from the statutory rate primarily due to the income tax treatment of the Stream proceeds as deferred revenue on receipt, the recognition of the Stream proceeds in current year taxable income, and due to changes in the valuation allowance established to offset net deferred tax assets.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011 through 2025.

17. Operating Expenses

	Years Ended
	December 31
	2025	2024
Operating expenses
General administration expenses	$10,119,252	$11,709,118
Salaries, wages, and consulting fees	3,476,160	3,940,024
Total	$13,595,412	$15,649,142

18. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Consulting fees, wages and bonus	$1,379,489	$1,400,278

At December 31, 2025 and December 31, 2024, $83,058 and $24,658, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

(i) During the year ended December 31, 2025, Richard Williams (Director and Executive Chairman) billed $328,530 (year ended December 31, 2024 - $412,152) for wages and bonus payment for services to the Company. At December 31, 2025, $75,000 is owed to Richard Williams (December 31, 2024 - $nil) for consulting services, with all amounts included in accounts payable and accrued liabilities.

During the year ended December 31, 2025, 33,214 RSUs were issued to Richard Williams which will vest in one third increments on October 14, 2026, June 30, 2027, and June 30, 2028. The vesting of these RSUs resulted in stock-based compensation of $24,843 for the year ended December 31, 2025.

During the year ended December 31, 2024, 73,045 RSUs were issued to Richard Williams which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $102,198 for the year ended December 31, 2024.

(ii) During the year ended December 31, 2025, the Company incurred $412,507 in payroll expense and bonus payment for Sam Ash (CEO) (year ended December 31, 2024 - $454,296) for services to the Company.

During the year ended December 31, 2025, 35,981 RSUs were issued to Sam Ash which will vest in one third increments on October 14, 2026, June 30, 2027, and June 30, 2028. The vesting of these RSUs resulted in stock-based compensation of $26,914 for the year ended December 31, 2025.

During the year ended December 31, 2024, 82,176 RSUs were issued to Sam Ash which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $114,973 for the year ended December 31, 2024.

(iii) During the year ended December 31, 2025, Gerbrand van Heerden (CFO) billed $396,739 (year ended December 31, 2024, $362,000) for wages and bonus payment for services to the Company.

During the year ended December 31, 2025, 34,542 RSUs were issued to Gerbrand van Heerden which will vest in one third increments on October 14, 2026, June 30, 2027, and June 30, 2028. The vesting of these RSUs resulted in stock-based compensation of $25,837 for the year ended December 31, 2025.

During the year ended December 31, 2024, 14,401 RSUs were issued to Gerbrand van Heerden which will vest in one third increments on March 31, 2025, March 31, 2026, and March 31, 2027. The vesting of these RSUs resulted in stock-based compensation of $20,149 for the year ended December 31, 2024.

(iv) During the year ended December 31, 2025, Pam Saxton (Director) billed $36,208 (year ended December 31, 2024 - $41,299) for services provided to the Company. On October 14, 2025, the Company issued 14,328 DSU’s to Pam Saxton which vested immediately. On April 1, 2024, the Company issued 13,628 DSU’s to Pam Saxton which vested immediately.

(v) During the year ended December 31, 2025, Cassandra Joseph (Director) billed $nil (year ended December 31, 2024 - $21,178) for consulting services to the Company. On April 1, 2024, the Company issued 17,716 DSU’s to Cassandra Joseph which vested immediately. In October 2024 the Company settled 30,052 DSUs by issuing 21,429 shares of common stock at C$5.60 a share and cash payment $46,304 to Cassandra Joseph.

(vi) During the year ended December 31, 2025, Mark Cruise (Director) billed $52,433 (year ended December 31, 2024 - $34,185) for services provided to the Company. At December 31, 2025, $4,767 is owed to Mark Cruise (December 31, 2024 - $2,933) for consulting services. On October 14, 2025, the Company issued 18,626 DSU’s to Mark Cruise which vested immediately. On April 1, 2024, the Company issued 13,628 DSU’s to Mark Cruise which vested immediately.

(vii) During the year ended December 31, 2025, Paul Smith (Director) billed $18,333 (year ended December 31, 2024 - $43,009) for consulting services to the Company. On April 1, 2024, the Company issued 13,628 DSU’s to Paul Smith which vested immediately.

(viii) During the year ended December 31, 2025, Dickson Hall (Director) billed $98,530 (year ended December 31, 2024 - $43,448) for consulting services to the Company. At December 31, 2025, $nil is owed to Dickson Hall (December 31, 2024 - $21,725) for consulting services. On April 1, 2024, the Company issued 13,628 DSU’s to Dickson Hall which vested immediately. In November 2025 the Company settled 24,319 DSUs by issuing 17,583 shares of common stock at C$6.83 a share and cash payment $45,971 to Dickson Hall.

ix) During the year ended December 31, 2025, Kelli Kast (Director) billed $36,208 (year ended December 31, 2024 - $9,875) for consulting services to the Company. At December 31, 2025, $3,292 is owed to Kelli Kast (December 31, 2024 - $nil) for consulting services, with all amounts included in accounts payable and accrued liabilities. On October 14, 2025, the Company issued 3,582 DSU’s to Kelli Kast which vested immediately. On October 1, 2024, the Company issued 9,643 DSU’s to Kelli Kast which vested on October 1, 2025.

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

In January 2025, the Company issued 203,402 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended December 31, 2024.

On June 5, 2025, the following transactions relating to Sprott occurred:

Equity Raise Participation

Sprott acquired 285,715 Units in the Brokered Offering. at a price of C$5.25 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott, pursuant to which Sprott previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Exchange Agreement”) for (i) 5,714,286 shares of our common stock; (ii) senior secured Series 3 convertible debentures in the aggregate principal amount of $4,000,000 and with a maturity date of June 5, 2030 (the “Series 3 CDs”); and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Debt Settlements

On June 5, 2025, we and Silver Valley entered into the debt settlement agreements with Sprott (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 1,819,728 shares of our common stock were issued to Sprott at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

In July 2025, the Company issued 433,235 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended June 30, 2025 and the loan facility for the 6 months ended June 30, 2025.

In October 2025, the Company issued 60,847 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended September 30, 2025.

In January 2024, the Company issued 203,402 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended December 31, 2023.

In April 2024, the Company issued 176,042 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended March 31, 2024.

In July 2024, the Company issued 128,031 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended June 30, 2024.

In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and CD2 from March 31, 2026, to March 31, 2029, and that CD1 and CD2 would remain outstanding until the new maturity dates unless the Company elects to exercise its option of early repayment.

In October 2024, the Company issued 142,381 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended September 30, 2024.

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

On June 5, 2025, the Company closed a non-brokered private placement (the “Non-Brokered Offering”) with Teck Resources Limited for 5,579,848 Units at a price of US$3.68 per Unit for aggregate gross proceeds to the Corporation of US$20,505,938.77. Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645 which included participation by Teck for 6,393,906 units for $19,494,060. Each Unit consists of one share of common stock of the Company (a “Common Share”) and one common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (a “Warrant Share”) at an exercise price of C$5.95 per Warrant Share for 60 months after issuance.

19. Segment Reporting

The Company’s sole focus is the development and restart of its 100% owned Bunker Hill Mine in Idaho, USA. As of December 31, 2025, and December 31, 2024, the Company had one single reportable segment, which is the Bunker Hill Mine. The executive team, consisting of the CEO, CFO and Executive Chairman, uses the following measurements to manage the business. The chief operating decision maker of the Bunker Hill Mine is the CEO.

	December 31
	2025	2024

Total assets	$150,958,994	$97,601,550
Interest income	$363,818	$655,125
Interest expense & accretion	$(7,383,987)	$(8,091,412)
Loss for the year	$(93,132,015)	$(25,341,623)

20. Subsequent events

Share Issuance

On January 5, 2026, the Company issued 45,098 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2025.

During the month of January 2026, the Company issued 122,858 shares of common stock in connection with a stockholder’s warrant exercises.

On January 30, 2026, the Company closed the final tranche of the Silver Loan in the principal amount of $4,763,110, being the number of U.S. dollars equal to 50,958 ounces of silver. After deduction of financing costs and the three months ending February 8, 2026, interest payment on the principle amount of ounces outstanding and prepaying some of the May 8, 2026, interest payment the Company received $nil.

In February 2026 571,259 warrants expired unexercised.

During the month of February 2026, the Company issued 187,345 and 1,956 shares of common stock in connection with a stockholder’s warrant and compensation option exercises, respectively.

On February 26, the Company exercised its option by paying C & E $1,939,627 to purchase the leased land parcel from C & E overlaying a portion of the Company’s existing mineral claims package.

On March 5, 2026, the Company closed private placement offering of units (the “LIFE Units”) of the Company. The Company issued 4,308,809 LIFE Units at a price of C$6.30 for gross proceeds of C$27,145,500 (the “Brokered Offering”), which included the full exercise of the agents’ overallotment option.

The Company also issued 255,048 LIFE Units at a price of C$6.30 for gross proceeds of C$1,606,800 under a concurrent private placement, on a non-brokered basis (the “Non-Brokered Offering”, and together with the Brokered Offering, the “Offering”). Each LIFE Unit consists of one share of common stock of the Company (a “Common Share”) and one-half common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one additional Common Share at an exercise price of C$10.50 for a period of 36 months from issuance.

In connection with the closing of the Brokered Offering, the Company paid to the Agents aggregate cash fees in the amount of C$1,786,390 and issued to the Agents an aggregate of 258,271 non-transferrable compensation options (“Compensation Options”), representing: (i) 6.0% of the gross proceeds of the Brokered Offering, other than the gross proceeds raised from certain sales pursuant to a president’s list (the “President’s List Sales”); and (ii) 3.0% of the gross proceeds raised from President’s List Sales. Each Compensation Option is exercisable to acquire one Common Share at a price of C$6.30 per share for a period of 24 months from issuance.

Concurrently with the Offering, The Company issued 840,336 shares to a cornerstone investor who exercised existing common share purchase warrants at C$5.95 for proceeds to the Company of C$5,000,000.

The effective date of the Company’s Reverse Stock Split based on a one-for-thirty five (1-for-35) consolidation ratio is March 6, 2026. The Company’s common shares began trading on the TSXV and OTC on a reverse split-adjusted basis under the Company’s existing trade symbol “BNKR” and “BHLL” respectively at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in these financial statements on a post consolidation basis.

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

As of the end of the period covered by this report, the Company’s management, including its principal executive and principal financial officers, made an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures over financial reporting for the timely alert to material information required to be included in the Company’s periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified. This evaluation resulted in the conclusion that the design and operation of the disclosure controls and procedures were effective as of December 31, 2025.

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

With the participation of the CEO and CFO, the Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s CEO and CFO have concluded that the internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K). In addition, we did not adopt or terminate a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the directors, executive officers, their ages, and all offices and positions held within the Company as of December 31, 2025. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve per their employment agreements.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sam Ash	President, CEO and Director	47	April 14, 2020
Richard Williams	Executive Chairman and Director	59	March 27, 2020
Gerbrand van Heerden	CFO and Corporate Secretary	49	November 1, 2023
Mark Cruise	Director	55	June 30, 2022
Pamela Saxton	Director	73	October 30, 2020
Kelli Kast	Director	59	October 1, 2024
Dickson Hall	Former Director	72	January 5, 2018
Paul Smith	Former Director	54	July 5, 2023

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

Mark Cruise is a professional geologist with over 27 years of international exploration, development and mining experience. A former polymetallic commodity specialist with Anglo American plc, Dr. Cruise founded and was Chief Executive Officer of Trevali Mining Corporation. Under his leadership, from 2007 to 2019, the company grew from an initial discovery into a global zinc-lead-silver producer with operations in the Americas and Africa. Dr. Cruise currently serves as a non-executive director of Velocity Minerals Ltd. (since 2017), NiCAN Ltd (since 2022), Volta Metals Ltd. (since 2023), and BP Silver (since 2025). He previously served as COO, CEO, and director of New Pacific Metals Corp. (2020–2022), a non-executive director of Abzu Resources (2010–2011), Prism Resources Inc. (2016–2019), Ethos Gold Corporation (2010–2015), and Tincorp Metals Inc. (formerly Whitehorse Gold Corp.) (2020–2022).

Kelli C. Kast has over 30 years of in-house legal experience, including more than twenty years as a top legal officer in the mineral resource industry. Ms. Kast currently serves as the Vice President, General Counsel and Chief Administrative Officer of Rare Element Resources, Ltd. (“RER”) (since July 2024). Prior thereto, she served in various capacities for RER including as a consultant (June 2015 through June 2024), interim President and CEO (March 2024 through May 2024), Director (August 2022 through August 2024) and as the Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary (July 2012 through May 2015). Prior to her tenure with RER, she served as Coeur d’Alene Mines Corporation’s Sr. Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary from May 2009 to April 2012, and as the Vice President, General Counsel and Corporate Secretary from May 2005 to April 2009. From 2004 to 2005, Ms. Kast served as Corporate Counsel for HealtheTech Inc. From 1997 to 2003, she served as the Assistant General Counsel and Corporate Secretary for Global Water Technologies Inc. and Psychrometric Systems, Inc. Ms. Kast earned her Juris Doctor from the University of South Dakota School of Law and her Bachelor’s degree from the University of Idaho.

Pam Saxton is an experienced mining company executive and independent director. She currently serves as a director of Arizona Metals Corp and as Audit Committee Chair (since September 2025) and Rare Element Resources, Ltd. (since August 2024). She has served on the Board of Timberline Resources Corporation and as Audit Committee Chair from May 2021 to August 2024 and was a Board Member and Audit Committee Chair at Pershing Gold Corporation from 2017 to 2019. She also has served on the Board of Aquila Resources Inc. from 2019 to 2021 and served on a North American Advisory Board for Damstra Technology – Damstra Holdings Limited from 2021 to 2022. As an executive, she served as Executive Vice President and CFO for Thompson Creek Metals Company (2008–2016) and as CFO for NewWest Gold Corporation (2006-2007). Having started her professional life working as an auditor for Arthur Andersen in Denver, Colorado, her career has included senior finance appointments in the American natural resources industry, including serving as VP Finance for Franco-Nevada Corporation’s U.S. Operations. Ms. Saxton is qualified to serve on the Board by virtue of her expertise in finance, accounting and auditing matters.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) (#)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

Richard Williams	2025	300,000	-	178,512	-	-	-	-	478,521
Executive Chairman	2024	285,000	-	208,328	-	103,530	-	-	596,858
Sam Ash	2025	311,250	-	193,397	-	-	-	-	504,647
Chief Executive Officer	2024	311,250	-	234,369	-	87,507	-	-	633,126
Gerbrand van Heerden(3)	2025	312,000	-	185,661	-	-	-	-	497,661
Chief Financial Officer	2024	312,000	-	91,072	-	84,739	-	-	487,811

(1)	The amounts reported in the above table reflect the aggregate grant date fair value of RSU awards, calculated in accordance with FASB ASC Topic 718. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements, as set forth in Note 10 to this Annual Report on Form 10-K. All 2025 and 2024 C$ amounts have been converted to $ using the C$/US$ exchange rate as of the applicable grant date.
(2)	The short-term incentive plan amounts earned with respect to 2025 have not been finalized as of the date of this report and will be disclosed in the Company’s proxy statement.

Outstanding Stock Options Awards At Fiscal Year End

The following table provides a summary of equity awards outstanding as of December 31, 2025, for each of the named executive officers.

Outstanding Equity Awards At 2025 Fiscal Year-End

	Option Awards(1)			Stock Awards(1)
Name of NEO and Position	Number of shares of common stock underlying unexercised Options (#) exercisable	Number of shares of common stock underlying unexercised Options (#) unexercisable	Option exercise price (C$)	Option expiration date	Number of shares or units of shares that have not vested (#)		Market or payout value of share awards that have not vested ($)(6)
Richard Williams, Executive Chairman	-	-	-	-	15,132	(2)	91,746
	-	-	-	-	48,697	(3)	295,252
	-	-	-	-	33,214	(4)	201,378
Sam Ash, CEO	-	-	-	-	17,023	(2)	103,211
	-	-	-	-	54,784	(3)	332,157
	-	-	-	-	35,981	(4)	218,154
Gerbrand van Heerden, CFO	-	-	-	-	9,601	(3)	58,211
	-	-	-	-	34,542	(4)	209,429

(1)	All C$ amounts have been converted to $ using the C$/US$ exchange rate as of December 31, 2025.

(2)	These restricted stock units (“RSUs”) vested on March 31, 2026.

(3)	Half of these RSUs vested on March 13, 2026, and the other half vests on March 13, 2027.

(4)	One-third of these RSUs vested on October 14, 2026, and the balance will vest in equal increments on June 30, 2027, and June 30, 2028.

(6)	Value is equal to the number of outstanding awards multiplied by C$8.31, the closing price on the TSXV for the shares of common stock on December 31, 2025.

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

Employment Agreements

The Company has employment agreements with the Executive Chairman, CEO, CFO, and Vice President Investor Relations, which provide for compensation and certain other benefits and for severance payments under certain circumstances. These agreements also contain clauses that become effective upon a change of control of the Company, as described above. The Company may be obligated to pay certain amounts to such employees upon the occurrence of any of the defined events in the various employment agreements.

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

Director Compensation

The general policy of the Board is that compensation for independent directors should be a mix between cash and equity-based compensation. The cash compensation amount is based upon the role of each director in recognition for standing committee representation, chairing a standing committee, or serving as the lead independent director. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. The Company does not pay directors, who are part of management, for Board service in addition to their executive compensation. The Board determines the amount of director compensation and has appointed the Compensation Committee of the Board to make recommendations regarding director compensation.

The following table provides information regarding compensation paid to the Company’s directors (other than a director who was a NEO) during the year ended December 31, 2025:

Director	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Mark Cruise	57,200	97,783	154,983
Pam Saxton	43,450	75,218	118,668
Kelli Kast	39,500	18,805	58,305
Dickson Hall	75,175	-	75,175
Paul Smith	18,333	-	18,333

(1)	Represents DSUs granted to our non-employee directors. The amounts reported in this table reflect the grant date fair value of the DSUs computed in accordance with FASB ASC Topic 718 based on the share price on the applicable date of grant. For Messrs. Cruise, Mses. Saxton and Kast, the DSUs were calculated using a share price of C$7.53. For Messrs. Cruise, and Mses. Saxton and Kast, the DSUs reported in this table vested on October 14, 2025.
(2)	At December 31, 2025, the aggregate number of DSUs outstanding for each non-employee director were as follows: Mr. Hall – 0; Mr. Cruise – 48,944; Ms. Kast – 13,224; Mr. Smith – 0; Ms. Saxton – 40,290; and Mr. Williams – 142,857.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors and Executive Officers

The following table sets forth the number of shares of Bunker Hill common stock owned beneficially by each director and named executive officer of the Company as of March 5, 2026 (unless another date is specified by footnote below), and by all current directors and executive officers of Bunker Hill as a group:

	Amount and Nature of Beneficial Ownership *
Name of Individual or Group (a)	Shares		Percent of Class (b)
Richard Williams, Executive Chairman	259,549	(c)	**
Sam Ash, CEO and Director	208,251	(d)	**
Gerbrand van Heerden, CFO	41,165	(e)	**
Pamela Saxton, Director	10,371	(f)	**
Mark Cruise, Director	11,596	(g)	**
Kelli Kast, Director	1,791	(h)	**
Current Directors and Executive Officers as a Group (a total of 8 persons)	532,723		1.2%

*	Unless otherwise indicated, each person listed has the sole power to vote and dispose of the shares listed. Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual or entity has or shares voting power or investment power, and any shares that the individual or entity has the right to acquire within 60 days of March 21, 2025, including through the exercise of any option, warrant, or right. For each individual or entity that holds options, warrants or rights to acquire shares, the shares of Bunker Hill common stock underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of Bunker Hill common stock is calculated. That Bunker Hill common stock is not treated as outstanding when the percentage ownership of any other holder is calculated.

**	The percent of class owned is less than 1%.

(a)	Except as otherwise indicated below, the address and telephone number of each of these persons is c/o Bunker Hill Mining Corp., 300-1055 West Hastings Street, Vancouver, British Columbia V6E2E9, Canada and (604-417-7952), respectively.

(b)	Based on a total of 45,618,400 shares of Bunker Hill common stock outstanding as of March 5, 2026.

(c)	Includes (i) 197,551 shares of common stock, (ii) 22,517 shares subject to warrants exercisable within 60 days of March 5, 2026, and (iii) 39,481 shares subject to RSUs convertible within 60 days of March 5, 2026.

(d)	Includes (i) 163,836 shares of common stock, and (ii) 44,415 shares subject to RSUs convertible within 60 days of March 5, 2026.

(e)	Includes (i) 31,593 shares of common stock (ii) 4,771 shares subject to warrants exercisable within 60 days of March 5, 2026 and (iii) 4,801 shares subject to RSUs convertible within 60 days of March 5, 2026.

(f)	Includes 10,371 shares of common stock.

(g)	Includes (i) 6,596 shares of common stock and (ii) 5,000 shares subject to warrants exercisable within 60 days of March 5, 2026.

(h)	Includes 1,791 shares of common stock.

Holders of More Than 5% of Bunker Hill Common Stock

The following table sets forth information (as of the date indicated) as to all persons or groups known to Bunker Hill to be beneficial owners of more than 5% of issued and outstanding shares of Bunker Hill common stock as of March 5, 2026, unless otherwise indicated below.

Name and Address of Beneficial Holder	Shares Beneficially Owned		Percent of Class (a)
Sprott Asset Management LP, Royal Bank Plaza, South Tower, 200 Bay Street, Suite 2600, P.O. Box 26, Toronto, Ontario M5J 2J1, Canada	14,944,436	(b)	28.6%
Sprott Asset Management USA, Inc., 320 Post Road, Suite 230, Darien, Connecticut 06820
Resource Capital Investment Corp., 1910 Palomar Point Way, Suite 200, Carlsbad, California 92008
Teck Resources Limited, 550 Burrard street, Suite 3300, Vancouver, BC V6C 0B3, Canada	21,921,472	(c)	39.9%

(a)	Based on a total of 45,618,400 shares of Bunker Hill common stock outstanding as of March 5, 2026.

(b)	Includes (i) 8,270,967 shares of common stock as of March 5, 2026, (ii) 142,857 shares subject to warrants exercisable within 60 days of March 5, 2026, and (iii) 6,530,612 shares subject to convertible debentures convertible within 60 days of March 5, 2026.

(c)	Includes (i) 12,653,317 shares of common stock as of March 5, 2026, and (ii) 9,268,155 shares subject to warrants exercisable within 60 days of March 5, 2026.

Equity Compensation Plan

The following table provides information as of December 31, 2025, with respect to shares of common stock that may be issued pursuant to Options granted under the Bunker Hill Mining Corp. Amended and Restated Stock Option Plan (the “Option Plan”) and the vesting of RSUs granted under the Amended and Restated Restricted Stock Unit Incentive Plan of the Company (the “RSU Plan”).

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding Options and RSUs (a)	Weighted-average exercise price of outstanding Options (b) (C$)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Option Plan	3,983,402	6.59	3,931,570
RSU Plan	2,648,555	N/A	1,803,839
Total	6,631,957		5,735,409

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

Mark Cruise, Kelli Kast, and Pam Saxton, have been determined to be “independent” directors of the Company. Mr. Williams is not independent due to his position with the Company as the Executive Chairman and Mr. Ash is not independent due to his position as Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective September 2, 2014, the Company appointed the firm of MNP LLP, Chartered Professional Accountants, as the Company’s independent audit firm.

MNP LLP, Chartered Professional Accountants, 50 Burnhamthorpe Road West, Mississauga, ON L5B 3C2, served as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023, and is expected to serve in that capacity for the ensuing year 2025. Principal accounting fees for professional services rendered for the Company by MNP LLP for the years ended December 31, 2025 and 2024 are summarized in the following table:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit	$117,321	$116,756
Audit related	74,420	110,983
Tax	-	-
All other	21,195	8,145
Total	$212,936	$235,884

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements and Financial Statement Schedule.

The financial statements and financial statement schedules identified in Item 8 are filed as part of this report.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index below.

Exhibit No.	Description
1.1*††	Agency Agreement, dated March 5, 2026, by and among Bunker Hill Mining Corp., Haywood Securities Inc., Roth Canada, Inc., BMO Capital Markets, and Canaccord Genuity Corp.
3.1	Second Amended and Restated Articles of Incorporation of Bunker Hill Mining Corp., effective as of June 5, 2025 (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed on August 5, 2025)
3.1.1	Certificate of Amendment, effective as of December 11, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 12, 2025)
3.1.2*	Certificate of Change, effective on March 6, 2026
3.2	Amended and Restated Bylaws of Liberty Silver Corp., dated as of December 21, 2012 (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Form of Warrant Certificate, dated as of February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.2	Special Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
4.3	Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
4.4	Supplemental Warrant Indenture, dated as of June 6, 2024, by and among Bunker Hill Mining Corp., Capital Transfer Agency ULC, and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on July 30, 2024)
4.5	Form of Bunker Hill Mining Corp. Non-Transferable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 14, 2024)
4.6††	Warrant Indenture, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Computershare Trust Company of Canada, as warrant agent (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on August 5, 2025)
4.7††	Warrant Indenture, dated September 29, 2025, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada (incorporated by reference to the Form 8-K filed on September 29, 2025)
4.8*††	Warrant Indenture, dated March 5, 2026, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada
10.1	Settlement Agreement and Order on Consent for Response Action by Bunker Hill Mining Corp., effective as of May 15, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 21, 2018)
10.1.1	First Amendment to the Settlement Agreement with EPA, effective as of December 19, 2021 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 3, 2022)
10.2	Asset Sale and Purchase Agreement for the Pend Oreille Process Plant, dated as of March 1, 2022, by and between Silver Valley Metals Corp. and Teck Washington Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2022)
10.3‡	Metals Purchase Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp., as seller, Bunker Hill Mining Corp., and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 29, 2023)
10.4	Purchase and Sale Agreement for the Bunker Hill Mine, dated as of December 15, 2023, by and among Placer Mining Corporation, William Pangburn and Shirley Pangburn, as sellers, and Silver Velley Metals Corp., as buyer (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 3, 2022)
10.5‡	Subscription Agreement, dated as of March 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2025)
10.5.1	Amending Agreement, dated as of March 24, 2025, by and between Bunker Hill Mining Corp. and Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 31, 2025)
10.6††	Form of Subscription Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and the investor party thereto (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed on August 5, 2025)

Exhibit No.	Description
10.7††	Form of Subscription Agreement, dated September 29, 2025, between Bunker Hill Mining Corp. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 29, 2025)
10.8*††	Form of Subscriber Form, dated March 5, 2026, between Bunker Hill Mining Corp. and the investors party thereto
10.9	Omnibus Agreement Amendment, dated as of January 28, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other party named therein (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 12, 2024)
10.9.1	Second Omnibus Amendment Agreement, dated as of June 17, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.9.2	Third Omnibus Amendment Agreement, dated as of December 5, 2022, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.7 to the Form 10-K filed on March 12, 2024)
10.9.3	Fourth Omnibus Amendment Agreement, dated as of June 23, 2023, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 29, 2023)
10.9.4	Fifth Omnibus Amendment Agreement, dated as of August 8, 2024, by and among Silver Valley Metals Corp. and Bunker Hill Mining Corp., as obligors, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 14, 2024)
10.10††	Form of Amended and Restated Series 1 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed on August 5, 2025)
10.11††	Form of Amended and Restated Series 2 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed on August 5, 2025)
10.12	Bridge Loan Facility, dated as of December 5, 2022, by and between Bunker Hill Mining Corp., as borrower, Silver Valley Metals Corp., as guarantor, and the lenders named therein (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Form S-1 filed on December 23, 2022)
10.13‡	Secured Promissory Note Purchase Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., as borrower, and Monetary Metals Bond III LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2024)
10.13.1	First Amendment to Secured Promissory Note Purchase Agreement, dated as of November 11, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and Monetary Metals Bond III LLLC (incorporated by reference to Exhibit 10.41 to the Form S-1/A filed on August 5, 2025)
10.13.2‡	Second Amendment to Secured Promissory Note Purchase Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.42 to the Form S-1/A filed on August 5, 2025)
10.13.3	Third Amendment to Secured Promissory Note Purchase Agreement, dated as of November 10, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 14, 2025)
10.14*††	Secured Promissory Note, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Monetary Metals Bond III LLC and Monetary Metals & Co.
10.14.1††	First Amendment to Secured Promissory Note, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Monetary Metals Bond III LLC and Monetary Metals & Co. (incorporated by reference to Exhibit 10.43 to the Form S-1/A filed on August 5, 2025)
10.15‡	Form of Amended and Restated Demand Promissory Note, dated as of May 21, 2025, issued by Bunker Hill Mining Corp. to the order of Teck Resources Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 27, 2025)
10.16‡††	Recapitalization Agreement, dated as of June 5, 2025, among Bunker Hill Mining Corp., Silver Valley Metals Corp., certain affiliates of Sprott Streaming, Teck Resources Limited and Monetary Metals Bond III LLC (incorporated by reference to Exhibit 10.29 to the Form S-1/A filed on August 5, 2025)
10.17††	Standby Prepayment Facility Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp., Silver Valley Metals Corp. and Teck Metals Ltd. (incorporated by reference to Exhibit 10.30 to the Form S-1/A filed on August 5, 2025)
10.18††	Amended and Restated Loan Agreement, dated as of June 5, 2025, between Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed on August 5, 2025)
10.19††	Exchange Agreement, dated as of June 5, 2025, among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.36 to the Form S-1/A filed on August 5, 2025)
10.20††	Form of Series 3 Secured Convertible Debenture, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and the holder named therein (incorporated by reference to Exhibit 10.37 to the Form S-1/A filed on August 5, 2025)
10.21††	Debt Settlement Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP and Sprott Private Resource Streaming and Royalty Annex (US Collector), LP (incorporated by reference to Exhibit 10.39 to the Form S-1/A filed on August 5, 2025)
10.22††	Debt Settlement Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US), LP, Sprott Private Resource Streaming and Royalty (International), LP and Sprott Private Resource Streaming and royalty (Canada), LP (incorporated by reference to Exhibit 10.40 to the Form S-1/A filed on August 5, 2025)
10.23††	Amended and Restated Intercreditor and Subordination Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., Sprott Private Resource Streaming and Royalty (US Collector), LP, Sprott Private Resource Streaming and Royalty (Collector), LP, Monetary Metals Bond III LLC, Teck Metals Ltd., Minewater Finance LLC, Minewater LLC and MW HH LLC (incorporated by reference to Exhibit 10.44 to the Form S-1/A filed on August 5, 2025)

Exhibit No.	Description
10.24*††	Equity Payment Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp., and C & E Tree Farm, L.L.C.
10.25*	Option Agreement, dated February 2023, by and among Silver Valley Metals Corp., Bunker Hill Mining Corp., and C & E Tree Farm, L.L.C.
10.26‡	Amended and Restated Royalty Put Option Agreement, dated as of August 8, 2024, by and among Bunker Hill Mining Corp., Silver Valley Metals Corp. and Sprott Private Resource Streaming and Royalty (US Collector), LP (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on August 14, 2024)
10.27	Royalty Agreement, dated as of June 23, 2023, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantee, and grantee and royalty holder named therein (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on June 29, 2023)
10.27.1*	First Amendment to Royalty Agreement, dated as of December 12, 2024, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantee, and grantee and royalty holder named therein
10.27.2††	First Amendment to Royalty Agreement No. 2, dated as of June 5, 2025, between Bunker Hill Mining Corp., as parent and guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as grantee and royalty holder (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed on August 5, 2025)
10.27.3††	Second Amendment to Royalty Agreement, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., as parent and guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and royalty (US Collector), LP, as grantee and royalty holder (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed on August 5, 2025)
10.28*	Additional Royalty Agreement, dated as of December 12, 2024, between Bunker Hill Mining Corp., as parent and guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as grantee and royalty holder
10.29††	Royalty Agreement No. 3, dated as of June 5, 2025, by and among Bunker Hill Mining Corp., as guarantor, Silver Valley Metals Corp., as grantor, and Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent, grantee, and royalty holder (incorporated by reference to Exhibit 10.38 to the Form S-1/A filed on August 5, 2025)
10.30*	Zinc Concentrate Offtake Agreement, dated as of November 10, 2023, by and between Silver Valley Metals Corp. and Teck Metals Ltd.
10.30.1*	Amendment #1 to Zinc Concentrate Offtake Agreement, dated as of June 5, 2025, by and between Silver Valley Metals Corp. and Teck Metals Ltd.
10.31*††	Lead Concentrate Offtake Agreement, dated as of November 20, 2023, by and between Silver Valley Metals Corp. and Teck Metals Ltd.
10.31.1*††	Amendment #1 to Lead Concentrate Offtake Agreement, dated as of June 5, 2025, by and between Silver Valley Metals Corp. and Teck Metals Ltd.
10.32††	Investor Rights Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Teck Resources (incorporated by reference to Exhibit 10.28 to the Form S-1/A filed on August 5, 2025)
10.33††	Investor Rights Agreement, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Sprott Private Resource Streaming and Royalty (US Collector), LP (incorporated by reference to Exhibit 10.45 to the Form S-1/A filed on August 5, 2025)
10.34†	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Incentive Plan, effective as of August 22, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 23, 2025)
10.35†	Bunker Hill Mining Corp. Amended and Restated Stock Option Plan, effective as of August 4, 2023 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2023)
10.36†	Bunker Hill Mining Corp. Deferred Share Unit Plan, effective as of April 21, 2020 (incorporated by reference to Exhibit 10.15 to the Form 10-K filed on March 12, 2024)
10.37†	Form of Board Member Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on March 12, 2024)
19.1	Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed on March 28, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-KT filed on April 1, 2021)
23.2*	Consent of Independent Registered Public Accounting Firm
23.3*	Consent of Resource Development Associates Inc.
23.4*	Consent of Robert H. Todd
23.5*	Consent of Peter Kondos
31.1*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosure pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
96.1	S-K 1300 Technical Report Summary, Bunker Hill Mine Pre-Feasibility Study, Coeur d’Alene Mining District, Shoshone County, Idaho, USA (incorporated by reference to Exhibit 96.1 to the Form 10-K filed on April 17, 2023)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan, contract or arrangement.
‡	Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredated copy of this exhibit to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President, Principal Executive Officer

By:	/s/ Gerbrand Van Heerden
Gerbrand Van Heerden, Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2026	By:	/s/ Sam Ash
		Name:	Sam Ash
		Title:	Chief Executive Officer, Principal Executive Officer

Date:	March 6, 2026	By:	/s/ Gerbrand Van Heerden
		Name:	Gerbrand Van Heerden
		Title:	Chief Financial Officer and Corporate Secretary, Principal Financial Officer, Principal Accounting Officer

Date:	March 6, 2026	By:	/s/ Richard Williams
		Name:	Richard Williams
		Title:	Executive Chairman and Director

Date:	March 6, 2026	By:	/s/ Mark Cruise
		Name:	Mark Cruise
		Title:	Director

Date:	March 6, 2026	By:	/s/ Kelli Kast
		Name:	Kelli Kast
		Title:	Director

Date:	March 6, 2026	By:	/s/ Pamela Saxton
		Name:	Pamela Saxton
		Title:	Director

