Form 10-Q
period 2026-03-31
Bunker Hill Mining Corp.
filed 2026-05-07
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of Common Stock outstanding as of May 6, 2026: 46,685,293

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the development of our Bunker Hill Mine as a profitable mining operation and the timing of that progress;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction, commissioning, and operation and the sources of funds to pay for such costs;
●	our ability to secure required capital, to complete the construction and commissioning of the mill facilities and the underground infrastructure upgrades for the Bunker Hill Mine and to support corporate needs;
●	our ability to secure the sources of funds to service our debt obligations, which may require additional debt negotiations and restructuring;
●	our ability to uplist to a national exchange if so determined to be in the best interest of our shareholders; and the timing of any uplisting, if so applied for;
●	our ability to advance and complete our planned mineral resource expansion and the potential that those results will create additional mineral resource; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

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

Except as required by law, we disclaim any obligation to revise or update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all of the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements. We advise you to carefully review the reports and documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”) and with the Canadian securities regulatory authorities, particularly our Annual Report on Form 10-K for the year ended December 31, 2025. The reports and documents filed by us with the SEC are available at www.sec.gov and with the Canadian securities regulatory authorities under the Company’s profile at www.sedarplus.ca.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed interim consolidated financial statements of Bunker Hill Mining Corp., (“Bunker Hill”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025, and all amendments thereto.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

Unaudited

	March 31,	December 31,
	2026	2025
ASSETS

Current assets
Cash	$30,513,573	$19,441,905
Restricted cash (note 8)	2,975,000	2,975,000
Accounts receivable and prepaid expenses (note 3)	2,655,926	538,197
Spare parts inventory	341,004	341,004
Total current assets	36,485,503	23,296,106

Non-current assets
Long term deposit (note 4)	1,549,564	2,692,648
Equipment (note 4)	1,506,899	1,472,116
Right-of-use asset (note 4)	1,408,356	595,201
Mill Facilities (note 5)	109,791,175	97,197,185
Land (note 6)	3,249,488	309,861
Bunker Hill Mine and mining interests (note 6)	27,879,380	25,395,877
Total assets	$181,870,365	$150,958,994

DEFICIENCY AND LIABILITIES

Current liabilities
Accounts payable	$9,561,301	$5,520,901
Accrued liabilities	4,244,441	1,512,819
Current portion of lease liability (note 7)	325,300	82,569
Deferred share units liability (note 11)	1,011,941	1,487,800
Environment protection agency cost recovery payable (note 8)	6,000,000	6,000,000
Current portion of silver loan (note 9)	249,000	249,000
Interest payable (note 9)	1,404,167	1,035,000
Current income tax payable (note 13)	950,000	950,000
Total current liabilities	23,746,150	16,838,089

Non-current liabilities
Lease liability (note 7)	435,103	8,913
Series 1 convertible debenture (note 9)	4,395,869	4,241,610
Series 2 convertible debenture (note 9)	9,176,141	8,852,012
Series 3 convertible debenture (note 9)	2,644,820	2,522,709
Silver loan (note 9)	84,597,065	80,701,239
Debt facility (note 9)	14,605,050	14,393,945
Environment protection agency cost recovery liability, net of discount (note 8)	4,658,707	4,314,544
Derivative warrant liability (note 10)	45,139,588	75,156,975
Total liabilities	189,398,493	207,030,036

Shareholders’ deficiency
Preferred shares, $0.000001 par value, 285,715 preferred shares authorized; nil preferred shares issued and outstanding (note 10)	-	-
Common shares, $0.000001 par value, 100,000,000 common shares authorized; 46,613,178 and 39,834,023 shares of common stock issued and outstanding, respectively (note 10)	1,551	1,392
Additional paid-in-capital (note 10)	175,115,228	147,707,228
Accumulated other comprehensive income (loss)	729,140	(280,926)
Accumulated deficit	(183,374,047)	(203,498,736)
Total shareholders’ deficiency	(7,528,128)	(56,071,042)
Total shareholders’ deficiency and liabilities	$181,870,365	$150,958,994

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in United States Dollars)

Unaudited

	Three Months Ended
	March 31,
	2026	2025

Operating expenses (note 14)	$(3,983,505)	$(2,909,374)

Other income or gain (expense or loss)
Interest income	119,487	63,329
Change in derivative liability (note 10)	31,063,192	462,763
Loss on fair value of convertible debentures (note 9)	-	(78,364)
Loss on fair value of silver loan (note 9)	(4,905,892)	(6,068,932)
Interest expense (note 7,8,9)	(1,468,900)	(2,210,998)
Financing costs (note 10)	(706,892)	(7,116)
Gain on stream debentures (note 9)	-	4,699,460
Gain (loss) on debt settlement (note 9)	9,800	(298,713)
(Loss) gain on foreign exchange	(2,601)	1,732
Income (loss) for the period before income taxes	20,124,689	(6,346,213)
Net income (loss) for the period	20,124,689	(6,346,213)

Other comprehensive income, net of tax
Gain on change in fair value on own credit risk (note 9)	1,010,066	2,032,542
Other comprehensive income	1,010,066	2,032,542
Comprehensive income (loss)	21,134,755	(4,313,671)

Net income (loss) per common share – basic	$0.48	$(0.42)
Net income (loss) per common share – fully diluted	$0.41	$(0.42)

Weighted average common shares – basic	41,744,344	10,212,536
Weighted average common shares – fully diluted	51,577,942	10,212,536

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net income (loss) for the period	$20,124,689	$(6,346,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 10)	(342,256)	133,775
Depreciation expense	127,939	161,894
Change in fair value of derivative liability	(31,063,192)	(462,763)
Change in fair value of silver loan	4,905,892	6,068,932
Interest expense on lease liability (note 7)	4,136	8,907
Financing costs	635,755	7,116
(Gain) loss on debt settlement	(9,800)	298,713
Gain on debt modification	-	(4,699,460)
Accretion of liabilities	1,152,262	1,695,679
Loss on fair value of convertible debentures	-	78,364
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	63,703	(394,588)
Accounts payable	2,876,585	455,629
Accrued liabilities	2,731,622	(329,008)
Interest payable	262,499	487,241
Net cash provided by (used in) operating activities	1,469,834	(2,835,782)

Investing activities
Mill facilities	(11,041,187)	(12,550,192)
Mine improvements	(2,493,986)	(1,583,445)
Purchase of land	(1,939,627)	-
Purchase of machinery and equipment	(114,680)	-
Net cash (used in) investing activities	(15,589,480)	(14,133,637)

Financing activities
Proceeds from LIFE offering	19,195,242	-
Proceeds from warrant exercises	6,024,181	-
Proceeds from compensation option exercises	25,219	-
Proceeds from debt facility	-	11,000,000
Proceeds from Teck promissory note	-	3,095,097
Lease payments	(53,328)	(55,417)
Net cash provided by financing activities	25,191,314	14,039,680
Net change in cash	11,071,668	(2,929,739)
Cash, beginning of period	22,416,905	8,261,277
Cash, end of period	$33,488,573	$5,331,538

Supplemental disclosures
Non-cash activities
Financing cooperation fee settled with common shares	$-	$179,998
Interest payable settled with common shares	$258,312	$510,404

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$33,488,573	$5,331,538
Less restricted cash	2,975,000	2,975,000
Cash end of period	$30,513,573	$2,356,538

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficiency

(Expressed in U.S. Dollars)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income	deficit	Total

Balance, December 31, 2025	39,834,023	$1,392	$147,707,228	$(280,926)	$(203,498,736)	$(56,071,042)
Stock-based compensation	-	-	133,603	-	-	133,603
Shares issued share consolidation	71	-	-	-	-	-
Shares issued for interest payable	45,098	1	258,531	-	-	258,532
Shares issued for restricted share units vested	122,277	-	-	-	-	-
Shares issued for warrant exercises	2,013,178	38	13,027,585	-	-	13,027,623
Shares issued for compensation option exercises	34,673	1	25,219	-	-	25,220
Shares issued March private placement	4,563,858	119	13,327,307	-	-	13,327,426
Compensation options	-	-	635,755	-	-	635,755
Other comprehensive income	-	-	-	1,010,066	-	1,010,066
Income for the year	-	-	-	-	20,124,689	20,124,689
Balance, March 31, 2026	46,613,178	$1,551	$175,115,228	$729,140	$(183,374,047)	$(7,528,128)

Balance, December 31, 2024	9,991,391	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	386,732	-	-	386,732
Shares issued for interest payable	852,509	30	2,799,104	-	-	2,799,134
Shares issued for deferred share units	17,583	1	81,114	-	-	81,115
Shares issued for services	1,088,201	39	3,156,949	-	-	3,156,988
Shares issued for mine acquisition	666,667	23	4,216,336	-	-	4,216,359
Shares issued for restricted share units vested	159,169	5	(5)	-	-	-
Shares issued for warrant exercises	103,115	3	547,421	-	-	547,424
Shares issued for compensation option exercises	26,433	1	52,080	-	-	52,081
Shares issued June private placement	7,206,165	252	19,500,019	-	-	19,500,271
Shares issued September private placement	12,321,429	431	16,938,648	-	-	16,939,079
Compensation options	-	-	2,309,056	-	-	2,309,056
Shares issued for debt	7,401,361	259	26,516,336	-	-	26,516,595
Initial Recognition of CD1, CD2, CD3	-	-	9,970,069	-	-	9,970,069
Other comprehensive income	-	-	-	2,721,435	-	2,721,435
Loss for the year	-	-	-	-	(93,132,015)	(93,132,015)
Balance, December 31, 2025	39,834,023	$1,392	$147,707,228	$(280,926)	$(203,498,736)	$(56,071,042)

The accompanying notes are an integral part of these consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2026

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ deficiency, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended March 31, 2026 are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in United States dollars, which is the Company’s functional currency.

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

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	March 31,	December 31,
	2026	2025

Prepaid expenses, deposits, and other receivables	$474,494	$380,288
Warrant exercise proceeds receivable	$2,181,432	$-
U.S. Environment Protection Agency overpayment (note 8)	-	157,909
Total	$2,655,926	$538,197

4. Equipment, Right-of-Use Asset

Equipment consists of the following:

	March 31,	December 31,
	2026	2025

Equipment	$2,653,056	$2,538,375
Less accumulated depreciation	(1,146,157)	(1,066,259)
Equipment, net	$1,506,899	$1,472,116

The total depreciation expense relating to equipment during the three months ended March 31, 2026, and March 31, 2025, was $79,898 and $118,206, respectively.

Right-of-use asset consists of the following:

	March 31,	December 31,
	2026	2025

Right-of-use asset	1,883,914	1,022,716
Less accumulated depreciation	(475,558)	(427,515)
Right-of-use asset, net	$1,408,356	$595,201

The total depreciation expense during the three months ended March 31, 2026, and March 31, 2025, was $47,843 and $43,688, respectively. The Company is a party primarily to lease contracts for mining related mobile equipment. Included in long-term deposit is a down payment for additional mining-related mobile equipment which the Company intends to lease from Caterpillar Inc.

5. Mill Facilities

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

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company has disassembled it, transported it to the Bunker Hill site, and reassembled it. The Company determined that the transaction would be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which has been separated out on the condensed interim consolidated balance sheets as a non-current asset. As the plant was demobilized, transported and reassembled, installation and other costs associated with these activities were captured and capitalized as components of the asset.

Mill facilities consists of the following:

	March 31,	December 31,
	2026	2025

Process Plant	$95,908,414	$84,704,196
Filter Plant	10,281,432	9,310,327
Paste Plant	3,601,329	3,182,662
Mill facilities	$109,791,175	$97,197,185

In 2025, the Company scrapped a griding circuit, classified as asset held for sale, recognizing a loss on sale of equipment of $40,000 on the consolidated statements of income (loss) and comprehensive income (loss). Included in the process plant is $4,534,389 and $4,155,884 of capitalized interest as of March 31, 2026, and December 31, 2025 respectively.

Depreciation expense will commence once the mill facilities is placed in service, which is expected to take place in second half of 2026.

6. Bunker Hill Mine and Mining Interests

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022.

The carrying cost of the Mine is comprised of the following:

	March 31,	December 31,
	2026	2025

Bunker Hill Mine purchase	$14,247,210	$14,247,210
Ranger Page Property purchase	4,216,360	4,216,360
Capitalized development	13,079,014	10,634,780
Sale of mineral properties (note 9)	(4,476,498)	(4,476,498)
Land	232,000	232,000
Definition drilling	581,294	542,025
Bunker Hill mine	$27,879,380	$25,395,877

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000, which includes the surface rights to portions of 24 patented mining claims, for which the Company owns the mineral rights.

On March 3, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company had the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase. In February 2026 the Company exercised its option to purchase the land paying the remaining purchase price of $1,939,620 after deducting payments previous made of $1,000,000 which was reclassed from long term deposit to land in the quarter ending March 31, 2026.

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

As of March 31, 2026 Sprott holds a 5% life-of-mine gross revenue applying to both primary and secondary comprising the Project as a result of various transactions with Sprott, including the (i) conversion of the royalty convertible debenture into a 1.85% royalty, (ii) consideration of Sprott advancing $15,000,000 on the loan facility a 1.5% royalty was granted, and (iii) Sprott stream conversion a 1.65% royalty was granted.

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

7. Lease Liability

As of March 31, 2026, and December 31, 2025, The Company’s undiscounted lease obligations consisted of the following:

	March 31,	December 31,
	2026	2025
Gross lease obligation – minimum lease payments
1 year	$246,939	$86,575
2- 3 years	409,800	9,250
4-5 years	133,196	-

Future interest expense on lease obligations	(29,532)	(4,343)
Total lease liability	760,403	91,482

Current lease liability	325,300	82,569
Non-current lease liability	435,103	8,913
Total lease liability	760,403	91,482

Interest expense for the three months ended March 31, 2026, and March 31, 2025, was $4,136 and $8,907 respectively.

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

During the year ended December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000 as of December 31, 2025 and March 31, 2026.

As of March 31, 2026, and December 31, 2025, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability. The collateral for the payment bonds is comprised of restricted cash of $2,975,000 for March 31, 2026 and December 31, 2025 shown within current assets and land pledged by third parties, with whom the Company has entered into an agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election) the “Financing Cooperation Agreement”. In the fourth quarter of 2025 the EPA agreed to forebear enforcement of any late payments pursuant to the first amendment of the Amended Settlement Agreement to facilitate ongoing discussion of a potential second amendment to the Amended Settlement Agreement, including the payment due in November 2025. The EPA reserved all rights to resume collection of late payments in the event a Second Amendment of the 2021 Amended Settlement Agreement is not finalized.

The Company recorded accretion expense on the liability of $344,163 and $408,013 for the three months ended March 31, 2026 and March 31, 2025, respectively, bringing the net liability to $10,658,707 (previously accrued interest of $156,743) as of March 31, 2026.

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

9. Promissory Notes Payable, Convertible Debentures, and Silver Loan

$6,000,000 Convertible Debenture (“CD1”)

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

$15,000,000 Series 2 Convertible Debenture (“CD2”)

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

The gain (loss) on changes in fair value of convertible debentures recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three months ended March 31, 2026 and March 31, 2025, was $nil and $78,364, respectively.

The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three ended March 31, 2026, and March 31, 2025, the Company recognized $nil and $540,898 respectively, within other comprehensive income. Interest expense on the pre-extinguished CD1 and CD2 for the three months ended March 31, 2025 was $499,315.

The Company recorded accretion expense on host debt of CD1 of $154,259 and $nil for the three months ended March 31, 2026 and March 31, 2025 respectively, bringing the net liability to $4,395,869 as of March 31, 2026.

The Company recorded accretion expense on host debt of CD2 of $324,130 and $nil for the three months ended March 31, 2026 and March 31, 2025 respectively, bringing the net liability to $9,176,141 as of March 31, 2026.

At March 31, 2026 interest of $262,500 ($268,333 at December 31, 2025) is included in interest payable on the condensed interim consolidated balance sheets. For the three months ended March 31, 2026, and March 31, 2025, the Company recognized $9,800 and $(284,741), respectively, gain (loss) on debt settlement on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) as a result of settling interest by issuance of shares.

$4,000,000 Series 3 Convertible Debenture (“CD3”)

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

The Company recorded accretion expense on host debt of CD3 of $122,112 and $nil for the three months ended March 31, 2026 and March 31, 2025, bringing the net liability to $2,644,820 as of March 31, 2026. At March 31, 2026, interest of $nil ($nil at December 31, 2025) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the CD1, CD2, CD3 and was in compliance with all such covenants as of March 31, 2026.

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

The Company determined the effective interest rate of the Stream obligation to be 10.6% and recorded accretion expense on the liability of $nil and $945,295 for the three months ended March 31, 2026 and March 31, 2025 respectively recognized in the consolidated statement of (loss) and comprehensive (loss), accretion expense on the liability of $nil and $563,705 for the three months ended March 31, 2026 and March 31, 2025 respectively, capitalized into the process plant (note 5) on the condensed interim consolidated balance sheets and gain (loss) on revaluation of the liability of $nil and $4,669,460 for the three months ended March 31, 2026 and March 31, 2025, respectively. The revaluation is because of a change in projections of the key assumptions: The key assumptions used in the revaluation are production of 700,000,000 lbs of zinc, 385,000,000 lbs of lead, 8,700,000 oz of silver over 14 years and long-term commodity prices of 1.20 $/lb to 1.28 $/lb for zinc, 0.91 $/lb to 0.93 $/lb for lead, 27.76 $/oz to $31.96 $/oz for silver, and timing of production.

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

In June 2025, the Company and Monetary Metals & Co. agreed to amend the rate of interest of the silver loan reducing it from 15% to 13.5% effective August 9, 2025. In consideration for Monetary Metals’ participation in the June 5, 2025 restructuring transactions of Bunker Hill and Silver Valley, Bunker Hill agreed to pay the following fees to Monetary Metals: a fee in the amount of $249,000 due and payable on August 8, 2025 and $249,000 due and payable on August 8, 2026. The Company determined that the amendments to the terms of the Silver Loan should not be treated as an extinguishment of the Silver Loan and have therefore been accounted for as a modification. On January 30, 2026, the Company closed the final tranche of the Silver Loan in the principal amount of $4,763,110, being the number of U.S. dollars equal to 50,958 ounces of silver. After deduction of financing costs and the three months ending February 8, 2026 interest payment on the principle amount of ounces outstanding and prepaying some of the May 8, 2026 interest payment the Company received $nil.

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

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. BDT models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk- adjusted rate
Tranche 1-6	Dec 31, 2025	Aug 8, 2027	13.5%	24.4%	3.47%	7.78%	19.04%
Tranche 1-7	Mar 31, 2026	Aug 8, 2027	13.5%	30.0%	3.72%	8.87%	20.38%

The resulting fair values of the Silver Loan at March 31, 2026, and December 31, 2025, were as follows:

Reference	March 31, 2026	December 31, 2025
Silver Loan	$84,846,065	$80,950,239

The loss on changes in fair value of Silver Loan recognized on the condensed interim consolidated statements of income (loss) and comprehensive income (loss) during the three months ended March 31, 2026, and March 31, 2025, were $4,905,892 and $6,068,932 respectively. The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income during the three months ended March 31, 2026, were $(1,010,066), and $1,491,644 related to 3 month ended March 31, 2025.

The Company performs quarterly testing of the covenant of the Silver Loan and was in compliance with all such covenants as of March 31, 2026.

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

The Company recorded accretion expense on the debt facility of $207,600 and $281,005 for the three months ended March 31, 2026 and March 31, 2025 respectively, and accretion on the liability of $378,505 and $244,535 for the three months ended March 31, 2026 and March 31, 2025, respectively capitalized into the process plant bringing the net liability to $15,745,647 as of March 31, 2026. At March 31, 2026, interest of $1,141,667 ($766,667 at December 31, 2025) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the Debt Facility and was in compliance with all such covenants as of March 31, 2026.

Teck Promissory Note

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note bore interest at 12% per annum, with such interest capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and was paid on demand on June 6, 2025. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received the remaining $2,325,000 on the Note from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note. On June 6, 2025, the Company repaid principal and accrued interest on the unsecured Note. As of March 31, 2026, the principal and interest outstanding on the unsecured Note is $nil ($nil at December 31, 2025) on the condensed interim consolidated balance sheets. Interest expense for the three months ended March 31, 2026 and March 31, 2025, was $nil and $7,097, respectively.

$10,000,000 Teck Standby Facility

On June 5, 2025, the Company closed an uncommitted demand standby prepayment credit facility with Teck for $10,000,000 (the “Teck Standby Facility”). The Teck Standby Facility will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The Teck Standby Facility will be available to the Company, until the earlier of (i) June 30, 2028, or (ii) the date on which the Bunker Hill project hits 90% of name plate capacity or on the date on which the Company is cash flow positive for a quarter, whichever is sooner, unless terminated earlier by Teck. As of March 31, 2026, and December 31, 2025, no advances have been made on the facility. The Company determined that no recognition is required on the financial statements as of March 31, 2026, as no amount has been drawn from the facility.

Interest expense for the three months ended March 31, 2026, and March 31, 2025, was $nil and $7,097 respectively.

10. Capital Stock, Warrants, Stock Options and Restricted Share Units

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

Authorized

The total authorized capital is as follows:

●	100,000,000 shares of common stock, with a par value of $0.000001 per share; and
●	285,715 preferred shares with a par value of $0.000001 per preferred share.

Issued and outstanding

2026 transactions

In January 2026, the Company issued 45,098 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2025.

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

The Company also issued 255,048 LIFE Units at a price of C$6.30 for gross proceeds of C$1,606,800 under a concurrent private placement, on a non-brokered basis (the “Non-Brokered Offering”, and together with the Brokered Offering, the “Offering”). Each LIFE Unit consists of one share of common stock of the Company (a “Common Share”) and one-half common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one additional Common Share at an exercise price of C$10.50 for a period of 36 months from issuance. The gross proceeds were bifurcated between equity and warrant liability at $15,154,557 and $5,867,816 respectively.

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

The Company incurred $706,892 of financing costs on the condensed interim consolidated statements of income (loss) for the three months ended March 31, 2026, and $1,825,661 of financing costs in contributed surplus on the condensed interim consolidated balance sheets.

Concurrently with the Offering, The Company issued 840,336 shares to a cornerstone investor who exercised existing common share purchase warrants at C$5.95 for proceeds to the Company of C$5,000,000.

During the month of March 2026, the Company issued 1,644,886 and 67,951 shares of common stock in connection with a stockholder’s warrant and compensation option exercises, respectively.

In March 2026, the Company issued 122,277 shares of common stock in connection with settlement of RSUs.

In March 2026 263,096 warrants expired unexercised.

2025 transactions

In January 2025, the Company issued 30,096 shares of common stock in connection with its election to satisfy financing cooperation fees relating to the Financing Cooperation Agreement for the six months ended September 30, 2024. In January 2025, the Company issued 17,758 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Financing Cooperation Agreement for the three months ended December 31, 2024. The Company recognized a loss on debt settlement of $13,972 for the year ended December 31, 2025 (compared to $nil for the year ended December 31, 2024) on the consolidated statements of income (loss) and comprehensive income (loss) for satisfying the financing cooperation fee with shares.

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

On June 5, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $6,200,000, which included participation by Sprott, and concurrent non-brokered private placement (the “Non-Brokered Offering” and together with the Brokered Offering, collectively, the “Equity Offerings”) with Teck Resources Limited (together with its affiliates, “Teck”) for $20,500,000. As part of the Equity Offering the Company incurred $918,425 of financing costs recognized in additional paid-in-capital on the consolidated balance sheets and $216,008 of financing costs on the consolidated statements of income (loss) and comprehensive income (loss) relating to the issuance of 3,603,083 warrants.

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

Equity Payment

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. The Company wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, the Company, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which the Company issued 136,055 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one share of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$8.75 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028. The payment is included in land as of March 31, 2026 and long term deposits on the December 31, 2025, consolidated balance sheets.

In July 2025, the Company issued 439,385 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending June 30, 2025 and the debt facility for the six months ended June 30, 2025.

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645 which included participation by Teck for $19,494,060. As part of the equity offering the Company incurred $1,350,948 of financing costs on the consolidated statements of income (loss) and comprehensive income (loss) and $1,239,410 of financing costs in additional paid in capital on the consolidated balance sheets. Additionally, the Company issued 728,050 compensation options incurring $1,104,816 of financing costs on the consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2025, and $1,204,240 of financing costs in additional paid in capital on the consolidated balance sheets. Each Compensation option is exercisable to acquire one Common Share of the Company at a price of C$4.20 per share for a period of 24 months from September 29, 2025.

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at March 31, 2026 and December 31, 2025:

March 2026 warrants	March 31, 2026	Grant Date
Expected life	1070 days	1096 days
Volatility	90%	90%
Risk free interest rate	2.87%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$7.175
Fair value	$4,224,654	$5,867,816
Change in derivative liability	$(1,643,162)

September 2025 warrants	March 31, 2026	December 31, 2025
Expected life	1643 days	1733 days
Volatility	100%	100%
Risk free interest rate	3.05%	2.96%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$33,962,365	$59,278,783
Change in derivative liability	$(25,316,418)

June 2025 warrants	March 31, 2026	December 31, 2025
Expected life	797 days	887 days
Volatility	90%	85%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$6,622,069	$12,357,254
Change in derivative liability	$(5,735,185)

November 2025 warrants	March 31, 2026	December 31, 2025
Expected life	495 days	585 days
Volatility	90%	80%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$32,192	$61,680
Change in derivative liability	$(29,488)

January 2025 warrants	March 31, 2026	December 31, 2025
Expected life	495 days	585 days
Volatility	90%	80%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$5,134	$9,515
Change in derivative liability	$(4,381)

November 2024 warrants	March 31, 2026	December 2025
Expected life	495 days	585 days
Volatility	90%	80%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$28,919	$51,276
Change in derivative liability	$(22,357)

October 2024 warrants	March 31, 2026	December 2025
Expected life	495 days	585 days
Volatility	90%	80%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$19,185	$36,189
Change in derivative liability	$(17,004)

August 2024 warrants	March 31, 2026	December 2025
Expected life	495 days	585 days
Volatility	90%	80%
Risk free interest rate	2.82%	2.58%
Dividend yield	0%	0%
Share price (C$)	$5.75	$8.31
Fair value	$61,417	$115,857
Change in derivative liability	$(54,440)

March 2023 warrants	March 31, 2026	December 31, 2025
Expected life	Expired	86 days
Volatility	N/A	24%
Risk free interest rate	N/A	2.58%
Dividend yield	N/A	0%
Share price (C$)	$ N/A	$8.31
Fair value	$-	$3,246,420
Change in derivative liability	$(3,246,420)

February 2021 issuance	March 31, 2026	December 31, 2025
Expected life	Expired	40 days
Volatility	N/A	55%
Risk free interest rate	N/A	2.58%
Dividend yield	N/A	0%
Share price	$8.40	$8.40
Fair value	$-	$1
Change in derivative liability	$(1)

Outstanding warrants at March 31, 2026 and December 31, 2025 were as follows:

		Weighted	Weighted
		average	average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2024	4,206,268	$12.95	$3.15
Issued	16,486,818	6.65	2.80
Exercised	(103,115)	5.25	1.75
Expired	(2,098,120)	16.45	3.15

Balance, December 31, 2025	18,491,851	$6.98	$2.80

Balance, December 31, 2025	18,491,851	$6.98	$2.80
Issued	2,290,730	10.50	2.57
Exercised	(2,013,178)	5.25	1.75
Expired	(834,355)	16.03	4.87
Balance, March 31, 2026	17,935,048	$7.20	$2.79

At March 31, 2026, the following warrants were outstanding:

	Exercise	Number of	Number of warrants
Expiry date	price (C$)	warrants	exercisable

August 8, 2027	6.65	21,207	21,207
August 8, 2027	5.60	48,017	48,017
August 8, 2027	5.25	2,869	2,869
August 8, 2027	4.20	13,623	13,623
June 5, 2028	8.75	4,114,882	4,114,521
September 30, 2030	5.95	11,452,521	11,452,521
March 5, 2029	10.50	2,281,929	2,281,929
		17,935,048	17,935,048

Compensation options

At March 31, 2026, and December 31, 2025 the following broker options were outstanding:

		Weighted
	Number of	average
	broker	exercise price
	options	(C$)

Balance, December 31, 2024	59,149	$5.25
Issued – September 2025 (i)	728,050	4.20
Expired – March 2023	(26,433)	4.20
Balance, December 31, 2025	760,766	4.28

Balance, December 31, 2025	760,766	4.28
Issued – March 2026 (ii)	258,271	6.30
Exercised – September 2025	(1,957)	4.20
Exercised – March 2023	(32,716)	4.20
Balance, March 31, 2026	984,364	4.75

(i)	The grant date fair value of the September 2025 Compensation Options was estimated at $2,309,056 using the Black-Scholes valuation model with the following underlying assumptions:
(ii)	The grant date fair value of the March 2026 Compensation Options was estimated at $635,755 using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price	Weighted average life
(i) September 2025	2.5%	0%	85%	C$7.17	2 years
(ii) March 2026	2.5%	0%	80%	C$7.17	2 years

	Exercise price	Number of	Grant date Fair value
Expiry date	(C$)	broker options	($)

September 29, 2027(i)	$4.20	726,093	$2,309,056
March 5, 2028(ii)	$6.30	258,271	$635,755

i)	Exercisable into one share of common stock of the Company
ii)	Exercisable into one share of common stock of the Company.

Stock options

Outstanding stock options at March 31, 2026, and December 31, 2025 were as follows:

		Weighted
		average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2024	184,147	$18.20
Expired April 20, 2025	(1701,218)	$19.25
Granted October 14, 2025	17,903	$7.53
Granted October 27, 2025	20,000	$6.65
Balance, December 31, 2025	51,832	$6.59

Balance, March 31, 2026	51,832	$6.59

The following table reflects the stock options issued and outstanding as of March 31, 2026:

			Number of
Exercise	remaining	Number of	options	Grant date
price	contractual	options	vested	fair value
(C$)	life (years)	outstanding	(exercisable)	($)
5.60	0.84	11,429	11,429	37,387
6.65	1.58	20,000	20,000	44,147
5.25	1.65	11,429	11,429	37,387
7.53	4.54	17,903	-	65,555
		51,832	33,929	$154,330

The vesting of stock options during the three months ending March 31, 2026, and March 31, 2025, resulted in stock based compensation expense of $22,785 and $1,786, respectively.

Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

Outstanding RSUs at March 31, 2026 and December 31, 2025, were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2024	400,757	$5.22
Granted (i, ii)	140,762	$7.53
Vested	(159,169)	$5.18
Forfeited	(50,141)	$4.98
Unvested as at December 31, 2025	332,209	$6.26

Unvested as at December 31, 2025	332,209	$6.26
Vested	(122,276)	$5.34
Forfeited	(44,523)	7.55
Unvested as at March 31, 2026	165,410	$6.58

(i)	On October 14, 2025, the Company granted 140,762 RSUs to executives and employees of the Company, which vest in one-third increments on October 14, 2026, June 30 of 2027 and 2028. The vesting of these RSUs resulted in stock-based compensation of $84,566 and $nil for the three months ended March 31, 2026 and March 31, 2025, which is included in operation and administration expenses on the consolidated statements of income (loss) and comprehensive income (loss).

The vesting of RSU’s during the three months ending March 31, 2026, and March 31, 2025, resulted in stock based compensation expense of $110,817 and $182,776, respectively.

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

Outstanding DSUs at March 31, 2026 and December 31, 2025 were as follows:

		Weighted
		average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2024	9,643	$5.60
Granted	36,535	$7.53
Vested	(46,178)	$7.12
Unvested as at December 31, 2025	-	$-
Unvested as at March 31 2026	-	$-

The vesting of DSU’s during the three months ending March 31, 2026, and March 31, 2025, resulted in recovery of stock based compensation expense of $475,859 and $50,786, respectively. The fair value of each DSU is $4.13 as of March 31, 2026, and $5.95 as of December 31, 2025.

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

During 2025, the Company commenced discussions with the EPA and the IDEQ to advance a second amendment to the Amended Settlement Agreement. Specifically, the Company is seeking a restructure of the ongoing obligations to the EPA and IDEQ. Discussions continued through the first quarter of 2026 and remain ongoing.

Crescent Legal Proceeding

On July 28, 2021, a lawsuit was filed in the U.S. District Court for the District of Idaho brought by Crescent Mining, LLC (“Crescent” or “Plaintiff”). The named defendants include Placer Mining, Robert Hopper Jr., and the Company. The lawsuit alleges that Placer Mining and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Plaintiff requested unspecified damages. On September 20, 2021, the Company filed a motion to dismiss Crescent’s claims against it, contending that such claims are facially deficient.  On March 2, 2022, the court granted in part and denied in part the Company’s motion to dismiss. The court granted the Company’s motion to dismiss in respect of Crescent’s cost recovery claim under CERCLA Section 107(a), and declaratory judgment, tortious interference, trespass, nuisance and negligence claims. These claims were dismissed without prejudice. The court denied the motion to dismiss filed by Placer Mining Corp. for Crescent’s trespass, nuisance and negligence claims. Crescent later filed an amended complaint on April 1, 2022. Placer Mining Corp. and Bunker Hill Mining Corp are named as co-defendants. Bunker Hill responded to the amended filing, refuting and denying all allegations made in the complaint except those that are assertions of fact as a matter of public record. The Company believes Crescent’s lawsuit is without merit and is defending the claims on behalf of itself and Placer Mining Corp. pursuant to an indemnification granted by Company of Placer Mining Corp. granted pursuant to the sale and purchase agreement executed between the companies for the Mine on December 15, 2021. During 2025, the Company attended a mediation session with the plaintiff. The lawsuit continues to advance through the discovery and pre-trail phase, in which information is gathered and exchanged.

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

14. Operating Expenses

	Three Months Ended
	March 31
	2026	2025
Operating expenses
General administration expenses	$2,379,409	$2,109,037
Salaries, wages, and consulting fees	1,604,096	800,337
Total	3,983,505	2,909,374

15. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Consulting fees & wages	$1,122,858	$264,208

At March 31, 2026, and March 31, 2025, $23,892 and $46,100 respectively is owed to key management personnel with all amounts included in accounts payable and accrued liabilities.

Sprott Transactions

In January 2026, the Company issued 42,950 shares of common stock to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures owned by Sprott for the three months ended December 31, 2025.

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

On June 5, 2025, the following transactions relating to Sprott occurred:

Equity Raise Participation

Sprott Streaming acquired 285,715 Units in the Brokered Offering. at a price of C$5.25 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

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

Sprott Streaming Debt Settlements

On June 5, 2025, we and Silver Valley entered into the debt settlement agreements with Sprott Streaming (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 1,819,728 shares of our common stock were issued to Sprott Streaming at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott Streaming, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

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

16. Geographic and Segment Information

The Company has one reportable operating segment. The Company’s primary focus is the development and restart of our 100% owned Bunker Hill Mine in Kellogg, Idaho, U.S. The Company reported no revenues during the three months ended March 31, 2026, and 2025.

17. Subsequent Events

Equity Transactions

On April 1, 2026, the Company issued 72,115 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2026.

On April 10, 2026, the Company granted 163,674 RSU to certain directors, officers, and employees of the Company. The RSUs will vest in one-third increments on April 10, 2027, April 10, 2028, and April 10, 2029, with each RSU vesting into one share of common stock.

On April 10, 2026, the Company granted Stock Options to purchase up to an aggregate of 12,402 Common Shares. The Options expire on April 10, 2031, and have an exercise price of C$5.60 per underlying Common Share based on the closing price of the Common Shares on the TSX on April 9, 2026. The Options will vest in one-third increments on April 10, 2027, April 10, 2028, and April 10, 2029.

On May 6, 2026, the Company granted 10,564 RSU to certain director of the Company. The RSUs will vest in one-third increments on May 6, 2027, May 6, 2028, and May 6, 2029, with each RSU vesting into one share of common stock.

New Director

On May 6, 2026, the Company appointed Mark Child to its Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three months ended March 31, 2026, has been prepared based on information available to us as of November 12, 2025. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2025, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Due to the dominance of China over certain critical materials production, including zinc, the U.S. government is taking certain actions to support the domestic critical materials supply chain, including tax incentives and federal loan programs specifically designed to support critical materials producers, and to strengthen the defense industrial base with respect to critical minerals. During 2025, we have monitored the many federal actions of President Trump and his Administration, including executive orders covering critical minerals and materials, including zinc. On January 20, 2025, President Trump issued the “Unleashing American Energy” Executive Order, which included (1) several urgent critical mineral directives, including the immediate review of all agency actions that potentially burden the development of domestic energy resources with particular attention to critical minerals; (2) directing the Secretary of Energy to ensure that critical mineral projects, including the processing of critical minerals, receive consideration for federal support; and (3) directing the Secretary of Defense to consider the needs of the U.S. in supplying and maintaining the national defense stockpile to provide a robust supply of critical minerals, which will create jobs and prosperity at home, strengthen supply chains for the U.S. and its allies, and reduce the global influence of malign and adversarial states.

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

Since early 2025, the Trump Administration has announced several potential and/or increased tariffs and other trade restrictions on the imports to the United States. These restrictions are in response to China’s export restrictions in critical minerals as well as other general trade negotiations with other nations. These tariffs and trade restrictions may have an impact on the Company’s ability to secure materials for construction or operations of our project, and could result in additional support by the U.S. government in creating a diversified secure U.S. supplies of critical metals, including the future production of the Bunker Hill Mine.

In addition, the impacts of other external influences (such as the Russia/Ukraine war and conflicts in the Middle East, including the Israel war and Iran war) have further focused the U.S. government on the importance of implementing secure domestic supply chains, including for critical and base metal materials. The Company monitors and continues to pursue the participation in these initiatives as they are critical to the production of domestic defense and other technologies.

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three months ended March 31, 2026, and March 31, 2025.

Comparison of the three months ended March 31, 2026, and 2025

Revenue

During the three months ended March 31, 2026, and 2025, respectively, we generated no revenue.

Expenses

During the three months ended March 31, 2026, and 2025, we reported total operating expenses of $3,983,505 and $2,909,374, respectively. The increase in total operating expenses was primarily due to the Company expanding as it prepares for commercial production. We anticipates expenses to continue to increase in future periods as the company expands its operations.

Net Income and Comprehensive Income

We had net income of $20,124,689 for the three months ending March 31, 2026, compared to a loss of $6,346,213 for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026, was impacted by a gain on revaluation of warrant liabilities of $31,063,192 for the three months ended March 31, 2026, compared to a gain of $462,763 for the three months ended March 31, 2025. Income was offset by loss on the fair value of the silver loan of 4,905,892 for the three months ended March 31, 2026, compared to 6,068,932 for the three months ended March 31, 2025 and financing costs of $706,892 ($7,116 for the three months ended March 31, 2025) relating to an equity raise that occurred during the three months ended March 31, 2026.

We had a comprehensive income of $21,134,755 and a comprehensive loss of $4,313,671 for the three months ended March 31, 2026, and March 31, 2025, respectively. Comprehensive income (loss) for the three months ending March 31, 2026, and March 31, 2025, is inclusive of $1,010,066 and $2,032,542 gain on change in fair value on own credit risk, respectively.

Liquidity and Capital Resources

Current Assets and Total Assets

As of March 31, 2026, the Company had total current assets were $36,485,503, compared to total current assets of $23,296,106 at December 31, 2025 – an increase of $13,189,397; and total assets of $181,870,365, compared to total assets of $150,958,994 at December 31, 2025 – an increase of $30,911,371. During the three months ended March 31, 2026, our current and non-current assets increased due to warrant exercises and an equity financing that occurred partially offset by cash expenditures on the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine.

Current Liabilities and Total Liabilities

As of March 31, 2026, our total current liabilities of $23,746,150 and total liabilities of $189,398,493, compared to total current liabilities of $16,838,089 and total liabilities of $207,030,036 at December 31, 2025.

Total liabilities decreased due to change in derivative liabilities of $31,063,192 in the three months ended March 31, 2026, compared to $462,763 in the same period in 2025 which was driven by a decrease in Bunker Hill Mining Corp.’s stock, which is the key input into the valuation of the warrants. Which was partially offset by an increase in accounts payable and accrued liabilities due to timing of expenses and payments and the $3,895,826 increase in the fair value of the silver loan due to the change in inputs, including an increase in the silver price during the three months ended March 31, 2026.

As of March 31, 2026, our total liabilities include $45,139,588 of warrants that are classified as a liability under US GAAP, as the instrument is exposed to foreign currency risks other than the changes in the value of the entity’s equity because the strike price of the warrants is denominated in C$ versus US$. Although classified as a liability, it does not represent a future cash outflow to the Company. The Company will settle any warrant exercises received with the issuance of our own shares together with the receipt of cash for those warrants exercised.

Working Capital and Shareholders’ deficiency

As of March 31, 2026, we had working capital of $12,739,353 and a shareholders’ deficiency of $7,528,128, compared to working capital of $6,458,017 and shareholders deficiency of $56,071,042, respectively, as of December 31, 2025. The improvement in working capital and shareholders deficiency from December 31, 2025 to March 31, 2026 is primarily the result of an equity financings from a brokered and non-brokered private placement, and a decrease in the derivatives warrant liability. We believe we have sufficient working capital to fund our planned operations for the next 12 months.

Cash Flow

During the three months ended March 31, 2026, we had a net cash increase of $11,071,668, primarily due to cash provided by financing activities, specifically proceeds from the issuance of shares of common stock, offset by cash used in operating and investing activities primarily related to expenditures on the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine.

Subsequent Events

Equity Transactions

On April 1, 2026, the Company issued 72,115 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended March 31, 2026.

On April 10, 2026, the Company granted 163,674 RSU to certain directors, officers, and employees of the Company. The RSUs will vest in one-third increments on April 10, 2027, April 10, 2028, and April 10, 2029, with each RSU vesting into one share of common stock.

On April 10, 2026, the Company granted Stock Options to purchase up to an aggregate of 12,402 Common Shares. The Options expire on April 10, 2031, and have an exercise price of C$5.60 per underlying Common Share based on the closing price of the Common Shares on the TSX on April 9, 2026. The Options will vest in one-third increments on April 10, 2027, April 10, 2028, and April 10, 2029.

On May 6, 2026, the Company granted 10,564 RSU to certain director of the Company. The RSUs will vest in one-third increments on May 6, 2027, May 6, 2028, and May 6, 2029, with each RSU vesting into one share of common stock.

New Director

On May 6, 2026, the Company appointed Mark Child to its Board of Directors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (principal executive officer) (“CEO”) and Chief Financial Officer (principal financial officer) (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) as filed with the Securities and Exchange Commission on March 6, 2026. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s common stock, can be materially and adversely affected. There have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

All unregistered sales of equity securities during the period covered by this report were previously reported by us in our current reports on Form 8-K.

Repurchases of Equity Securities

Except as set forth in the table below, during the three months ended March 31, 2026, we did not repurchase any of our equity securities.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
March, 2026	34,542 Restricted Stock Units	$4.20	0	0

(1)	Restricted Stock Units repurchased pursuant to the terms of the resignation of the Company’s former Chief Financial Officer.

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

The following table provides information for the three months ended March 31, 2026:

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	1	0	0	0	0	$151	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

a) On March 6. 2026, the Company entered into an RSU Settlement Agreement with Gerbrand Van Heerdan, its former Chief Financial Officer, in connection with his resignation as the Company moves towards operations at its Bunker Hill mine in Idaho and consolidation of its executive team in the United States. Pursuant to the terms of the RSU Settlement Agreement, the Company agreed to pay Mr. Van Heerdan $147,177 for 34,542 Restricted Stock Units awarded to him under the Company’s Restated Restricted Stock Unit Incentive Plan (the “Plan”) which were outstanding for less than one year and therefore could not vest in accordance with the terms of the Plan.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Bunker Hill Mining Corp., effective as of June 5, 2025 (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed on August 5, 2025)
3.1.1	Certificate of Amendment, effective as of December 11, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 12, 2025)
3.1.2	Certificate of Change, effective on March 6, 2026 (incorporated by reference to Exhibit 3.1.2 to the 10-K filed on March 6, 2026)
3.2	Amended and Restated Bylaws of Liberty Silver Corp., dated as of December 21, 2012 (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Form of Warrant Certificate, dated as of February 2021 (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Form S-1 filed on January 25, 2023)
4.2	Special Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 31, 2023)
4.3	Warrant Indenture, dated as of March 27, 2023, by and between Bunker Hill Mining Corp. and Capital Transfer Agency ULC, as warrant agent (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 31, 2023)
4.4	Supplemental Warrant Indenture, dated as of June 6, 2024, by and among Bunker Hill Mining Corp., Capital Transfer Agency ULC, and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on July 30, 2024)
4.5	Form of Bunker Hill Mining Corp. Non-Transferable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 14, 2024)
4.6††	Warrant Indenture, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Computershare Trust Company of Canada, as warrant agent (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on August 5, 2025)
4.7††	Warrant Indenture, dated September 29, 2025, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada (incorporated by reference to the Form 8-K filed on September 29, 2025)
4.8*††	Warrant Indenture, dated March 5, 2026, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada
10.1	Form of Subscriber Form, dated March 5, 2026, between Bunker Hill Mining Corp. and the investors party thereto (incorporated by reference to Exhibit 10.8 to the Form 10-K filed on March 6, 2026)
10.2*	RSU Settlement Agreement between Bunker Hill Mining Corp. and Gerbrand Van Heerden dated March 6, 2026
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	Inline XBRL Instance Document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Interim Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iii) Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency), and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026

BUNKER HILL MINING CORP.

	By	/s/ Bradley Barnett
Bradley Barnett, Chief Financial Officer and Corporate Secretary

