Form 10-Q
period 2026-06-30
Bunker Hill Mining Corp.
filed 2026-07-31
CIK 1407583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of Common Stock outstanding as of July 30, 2026: 47,207,589

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Any statements that express or involve discussions with respect to business prospects, predictions, expectations, beliefs, plans, intentions, projections, objectives, strategies, assumptions, future events, performance or exploration and development efforts using words or phrases (including negative and grammatical variations) such as, but not limited to, “expects,” “anticipates,” “plans,” “estimates,” “intends,” “forecasts,” “likely,” “projects,” “believes,” “seeks,” or stating that certain actions, events or results “may,” “could,” “would,” “should,” “might” or “will” be taken, occur or be achieved, are not statements of historical fact and may be forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in these forward-looking statements are reasonable, we cannot be certain that these plans, intentions, and expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Quarterly Report. Forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the following:

●	our business, prospects, and overall strategy;
●	progress in the start-up of our Bunker Hill Mine as a profitable mining operation and the timing of that progress, including planned commercial production by the end of 2026;
●	planned or estimated expenses and capital expenditures, including the Bunker Hill Mine’s expected costs of construction, commissioning, and operation and the sources of funds to pay for such costs;
●	our ability to secure required capital, to complete the construction and commissioning of the mill facilities and the underground infrastructure upgrades for the Bunker Hill Mine, to continue our mineral resource expansion and exploration program and to support corporate needs;
●	our ability to secure the sources of funds to service our debt obligations, which may require additional debt negotiations and restructuring, including our ability to successfully restructure the Silver Loan, as described below;
●	our ability to uplist to a national exchange if so determined to be in the best interest of our shareholders; and the timing of any uplisting, if so applied for;
●	our ability to advance and complete our planned mineral resource expansion and the potential that those results will create additional mineral resource; and
●	any further initiatives or advancements that may be undertaken relating to the Bunker Hill Mine.

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

Bunker Hill Mining Corp.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. Dollars)

Unaudited

	June 30,	December 31,
	2026	2025
ASSETS

Current assets
Cash	$6,657,131	$19,441,905
Restricted cash (note 7)	2,975,000	2,975,000
Accounts receivable and prepaid expenses (note 3)	629,351	538,197
Inventory (note 4)	939,688	341,004
Total current assets	11,201,170	23,296,106

Non-current assets
Long term deposit (note 5)	1,406,480	2,692,648
Right-of-use asset (note 5)	3,098,501	595,201
Land (note 5)	3,249,488	309,861
Plant and equipment (note 5)	124,881,165	98,669,301
Mineral properties and rights (note 5)	30,681,446	25,395,877
Total assets	$174,518,250	$150,958,994

EQUITY AND LIABILITIES

Current liabilities
Accounts payable	$7,990,188	$5,520,901
Accrued liabilities	2,848,329	1,512,819
Current portion of lease liability (note 6)	601,924	82,569
Deferred share units liability (note 10)	811,377	1,487,800
Environment protection agency cost recovery payable (note 7)	6,000,000	6,000,000
Current portion of Silver Loan (note 8)	1,624,625	249,000
Interest payable (note 8)	1,780,416	1,035,000
Current income tax payable (note 12)	1,330,143	950,000
Total current liabilities	22,987,002	16,838,089

Non-current liabilities
Lease liability (note 6)	1,430,684	8,913
Series 1 convertible debenture (note 8)	4,560,273	4,241,610
Series 2 convertible debenture (note 8)	9,522,815	8,852,012
Series 3 convertible debenture (note 8)	2,518,765	2,522,709
Silver Loan (note 8)	69,989,396	80,701,239
Sprott Debt Facility (note 8)	14,840,344	14,393,945
Environment protection agency cost recovery liability, net of discount (note 7)	5,023,426	4,314,544
Derivative warrant liability (note 9)	32,622,414	75,156,975
Total liabilities	163,495,119	207,030,036

Shareholders’ equity (deficiency)
Preferred shares, $0.000001 par value, 285,715 preferred shares authorized; nil preferred shares issued and outstanding (note 9)	-	-
Common stock, $0.000001 par value, 100,000,000 common stock authorized; 46,685,293 and 39,834,023 shares of common stock issued and outstanding, respectively (note 9)	1,551	1,392
Additional paid-in-capital (note 9)	175,636,872	147,707,228
Accumulated other comprehensive income (loss)	569,488	(280,926)
Accumulated deficit	(165,184,780)	(203,498,736)
Total shareholders’ equity (deficiency)	11,023,131	(56,071,042)
Total shareholders’ equity (deficiency) and liabilities	$174,518,250	$150,958,994

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Income and Comprehensive Income

(Expressed in U.S. Dollars, except for shares and per share amounts)

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating expenses (note 13)	$(4,419,826)	$(3,110,392)	$(8,403,331)	$(6,019,766)

Other items
Interest income	145,769	58,149	265,257	121,478
Change in derivative liability (note 9)	12,517,174	1,832,864	43,580,366	2,295,627
Gain on fair value of convertible debentures (note 8)	-	1,081,127	-	1,002,763
Gain (loss) on fair value of Silver Loan (note 8)	11,119,246	(2,961,015)	6,213,354	(9,029,947)
Interest expense (note 6,7,8)	(656,244)	(2,092,965)	(2,125,144)	(4,303,963)
Financing costs (note 8)	(18,903)	(1,007,750)	(725,795)	(1,014,866)
(Loss) gain on stream debentures (note 8)	-	(549,854)	-	4,149,606
Gain on debt modification Silver Loan (note 8)	-	468,878	-	468,878
Gain on debt settlement (note 8)	-	29,850,212	9,800	29,850,212
Loss on debt settlement (note 8)	(29,149)	(3,077,979)	(29,149)	(3,376,692)
Loss on foreign exchange	(88,658)	(31,387)	(91,259)	(29,655)
Income for the period pre tax	$18,569,409	$20,459,888	$38,694,099	$14,113,675
Current tax expense (note 12)	(380,143)	-	(380,143)	-
Income for the period	$18,189,266	$20,459,888	$38,313,956	$14,113,675

Other comprehensive (loss) income, net of tax:
(Loss) gain on change in fair value on own credit risk (note 8)	(159,652)	3,351,229	850,414	5,383,771
Other comprehensive (loss) income	(159,652)	3,351,229	850,414	5,383,771
Comprehensive income	$18,029,614	$23,811,117	$39,164,370	$19,497,446

Net income per common share – basic	$0.39	$0.04	$0.87	$0.03
Net income per common share – fully diluted	$0.37	$0.03	$0.81	$0.02

Weighted average common stock – basic	46,685,293	14,328,651	44,228,069	12,426,912
Weighted average common stock – fully diluted	51,915,002	20,341,957	49,456,551	18,291,534

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities
Net income for the period	$38,313,956	$14,113,675
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation (note 9)	(318,659)	119,810
Depreciation, depletion and amortization	304,482	304,493
Change in fair value of derivative liability	(43,580,366)	(2,295,627)
Change in fair value of Silver Loan (note 8)	(6,213,354)	9,029,947
Interest expense on lease liability (note 6)	25,228	18,451
Financing costs	635,755	(449,545)
Gain on debt settlement	(9,800)	(29,850,212)
Loss on debt settlement (note 8)	29,149	3,376,692
Gain on debt modification	-	(4,618,484)
Payment of interest on Silver Loan (note 8)	(2,272,450)	-
Accretion of liabilities	1,471,444	2,534,538
Loss (gain) on fair value of convertible debentures	-	(1,002,763)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(91,154)	(1,159,854)
Inventory	(598,684)	-
Accounts payable	(334,599)	(2,779,621)
Accrued liabilities	1,335,510	105,968
Current income tax payable	380,143	(100,000)
Interest payable	527,915	1,724,453
Net cash used in operating activities	(10,395,484)	(10,928,079)

Investing activities
Investment in plant and equipment (note 5)	(22,276,542)	(21,200,108)
Mine improvements (note 5)	(5,470,066)	(2,110,812)
Purchase of land	(1,939,627)	-
Net cash used in investing activities	(29,686,235)	(23,310,920)

Financing activities
Proceeds from LIFE offering (note 9)	19,195,242	-
Proceeds from warrant exercises (note 9)	8,205,613	-
Proceeds from compensation option exercises	25,219	-
Proceeds from issuance of common stock, net	-	25,779,387
Proceeds from Sprott Debt Facility	-	11,000,000
Proceeds from Teck promissory note	-	4,400,000
Repayment of Teck promissory note	-	(4,487,160)
Lease payments	(129,129)	(125,324)
Net cash provided by financing activities	27,296,945	36,566,903
Net change in cash	(12,784,774)	2,327,904
Cash, beginning of period	22,416,905	8,261,277
Cash, end of period	$9,632,131	$10,589,181

Supplemental disclosures
Non-cash activities
Interest payable settled with common stock	$556,014	$1,017,473
Services settled with common stock	$-	$3,964,979
Sprott Debt Facility settled with common stock	$-	$6,044,210
Stream settled with common stock	$-	$20,472,126

Reconciliation from Cash Flow Statement to Balance Sheet:
Cash and restricted cash end of period	$9,632,131	$10,589,181
Less restricted cash	2,975,000	2,975,000
Cash end of period	$6,657,131	$7,614,181

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

(Expressed in U.S. Dollars, except for shares)

Unaudited

				Accumulated
			Additional	other
	Common stock		paid-in-	comprehensive	Accumulated
	Shares	Amount	capital	income (loss)	deficit	Total

Balance, December 31, 2025	39,834,023	$1,392	$147,707,228	$(280,926)	$(203,498,736)	$(56,071,042)
Stock-based compensation	-	-	357,764	-	-	357,764
Shares issued share consolidation	71	-	-	-	-	-
Shares issued for interest payable	117,213	1	556,014	-	-	556,015
Shares issued for restricted share units vested	122,277	-	-	-	-	-
Shares issued for warrant exercises	2,013,178	38	13,027,585	-	-	13,027,623
Shares issued for compensation option exercises	34,673	1	25,219	-	-	25,220
Shares issued March private placement	4,563,858	119	13,327,307	-	-	13,327,426
Compensation options	-	-	635,755	-	-	635,755
Other comprehensive income	-	-	-	850,414	-	850,414
Income for the year	-	-	-	-	38,313,956	38,313,956
Balance, June 30, 2026	46,685,293	$1,551	$175,636,872	$569,488	$(165,184,780)	$11,023,131

Balance, December 31, 2024	9,991,391	$348	$61,233,369	$(3,002,361)	$(110,366,721)	$(52,135,365)
Stock-based compensation	-	-	386,732	-	-	386,732
Shares issued for interest payable	852,509	30	2,799,104	-	-	2,799,134
Shares issued for deferred share units	17,583	1	81,114	-	-	81,115
Shares issued for services	1,088,201	39	3,156,949	-	-	3,156,988
Shares issued for mine acquisition	666,667	23	4,216,336	-	-	4,216,359
Shares issued for restricted share units vested	159,169	5	(5)	-	-	-
Shares issued for warrant exercises	103,115	3	547,421	-	-	547,424
Shares issued for compensation option exercises	26,433	1	52,080	-	-	52,081
Shares issued June private placement	7,206,165	252	19,500,019	-	-	19,500,271
Shares issued September private placement	12,321,429	431	16,938,648	-	-	16,939,079
Compensation options	-	-	2,309,056	-	-	2,309,056
Shares issued for debt	7,401,361	259	26,516,336	-	-	26,516,595
Initial Recognition of CD1, CD2, CD3	-	-	9,970,069	-	-	9,970,069
Other comprehensive income	-	-	-	2,721,435	-	2,721,435
Loss for the year	-	-	-	-	(93,132,015)	(93,132,015)
Balance, December 31, 2025	39,834,023	$1,392	$147,707,228	$(280,926)	$(203,498,736)	$(56,071,042)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

Bunker Hill Mining Corp.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2026

(Expressed in U.S. Dollars)

1. Nature and Continuance of Operations

Bunker Hill Mining Corp. (“we”, “us”, “Bunker Hill”, or the “Company”) was incorporated under the laws of the state of Nevada, United States of America (“U.S.”) on February 20, 2007, under the name Lincoln Mining Corp. Pursuant to a Certificate of Amendment dated February 11, 2010, the Company changed its name to Liberty Silver Corp., and on September 29, 2017, the Company changed its name to Bunker Hill Mining Corp. The Company’s registered office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701, and its Canadian office is located at 300-1055 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2E9. As of the date of this Form 10-Q, the Company had one subsidiary, Silver Valley Metals Corp. (“Silver Valley”, formerly American Zinc Corp.), an Idaho corporation created to facilitate the work being conducted at the Bunker Hill Mine in Kellogg, Idaho (“Bunker Hill Mine”).

The Company was incorporated for the purpose of engaging in mineral exploration, and exploitation activities, and is currently focused on the start-up of its operations at its wholly-owned flagship asset, the Bunker Hill Mine. Located in Kellogg, Idaho, the historic Bunker Hill Mine previously operated between 1885 and 1981 producing over 165 million ounces of silver and 5 million tons of base metals during that time. The Company’s primary objective is to operate the Bunker Hill Mine as a modern, low-emission, long-life underground producer.

The Company’s common stock is listed on the Toronto Stock Exchange (“TSX”) in Canada under the trading symbol “BNKR” and on the OTCQB Venture Market (“OTC”) in the U.S. under the trading symbol “BHLL”.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, shareholders’ equity (deficiency), or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2025. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results for the full fiscal year. The unaudited condensed interim consolidated financial statements are presented in U.S. dollars, which is the Company’s functional currency.

Basis of Comparison

Certain prior period amounts have been reclassified to the current period presentation. In the current year, the line items “Equipment” and “Mill Facilities” were reclassified and presented as part of “Plant and equipment” on the condensed interim consolidated balance sheets. In addition, the line item “Bunker Hill Mine and mining interests” has been renamed to “Mineral properties and rights” on the condensed interim consolidated balance sheets.

Material accounting policies

The accounting policies followed in these unaudited condensed interim consolidated financial statements are consistent with those disclosed in note 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the addition of the accounting policy disclosed below as a result of the Bunker Hill Mine entering into production.

Inventory

Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (ore stockpiles, in-process and finished goods). Inventories are valued at the lower of cost and net realizable value (“NRV”). Cost is determined on a weighted average basis and includes all costs incurred, based on a normal production capacity, in bringing each product to its present location and condition. Cost of inventories comprises direct labor, materials and contractor expenses, depreciation, depletion and amortization relating to mining operations, and site general and administrative costs.

Stockpiled ore inventory represents ore that has been mined, hauled to the surface, and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the amount of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per unit.

In-process inventory represents material that is currently in the process of being converted to a saleable product. Conversion process includes milling, flotation, and concentration. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective processing plants. In-process inventory is valued at the lower of the average cost of the material fed into the process attributable to the source material coming from the mine and stockpile plus the in-process conversion costs, including applicable depreciation, depletion and amortization relating to the process facilities incurred to that point in the process, or NRV.

Finished goods inventory includes concentrates at our operations and concentrate in transit to offtakers.

Provisions to reduce inventory to NRV are recorded to reflect changes in economic factors that impact inventory value and to reflect present intentions for the use of slow moving and obsolete supplies inventory. NRV is determined with reference to relevant market prices less applicable variable selling expenses.

Use of Estimates

The preparation of unaudited condensed interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed interim consolidated financial statements and accompanying notes for items such as allowances on credit losses, recoverable concentrate in stockpile and in-process inventory, mineral reserves, useful lives and depreciation methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of commodity sales, fair value of stock-based compensation, accrued liabilities, estimation of asset retirement obligations and reclamation liabilities, convertible debentures, stream obligation, and warrants. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

3. Accounts receivable and prepaid expenses

Accounts receivable and prepaid expenses consists of the following:

	June 30,	December 31,
	2026	2025

Prepaid expenses, deposits, and other receivables	$250,322	$380,288
U.S. Environment Protection Agency overpayment (note 7)	379,029	157,909
Total	$629,351	$538,197

4. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2026	2025

Materials and supplies	$341,004	$341,004
Ore stockpiles	423,234	-
In-process inventory	175,450	-
Total	$939,688	$341,004

5. Mineral Properties and Rights, Plant and Equipment, Right-of-Use Asset, and Land

Mineral properties and rights, plant and equipment, right-of-use assets, and land are comprised of the following:

Cost	Mineral properties and rights	Plant and equipment	Right-of-use assets	Land
As at December 31, 2024	$18,795,591	$68,877,586	$984,562	$309,861
Acquisition	4,246,360	-	-	-
Additions	4,061,914	30,857,974	38,154	-
Disposals	(1,707,988)	-	-	-
As at December 31, 2025	$25,395,877	$99,735,560	$1,022,716	$309,861

As at December 31, 2025	$25,395,877	$99,735,560	$1,022,716	$309,861
Additions	5,285,569	26,375,934	2,643,712	2,939,627
As at June 30, 2026	$30,681,446	$126,111,494	$3,666,428	$3,249,488

Accumulated depreciation and depletion	Mineral properties and rights	Plant and equipment	Right-of-use assets	Land
As at December 31, 2024	$-	$726,358	$226,437	$-
Depreciation, depletion	-	339,901	201,078	-
Disposals	-	-	-	-
As at December 31, 2025	$-	$1,066,259	$427,515	$-

As at December 31, 2025	$-	$1,066,259	$427,515	$-
Depreciation, depletion	-	164,070	140,412	-
Disposals	-	-	-	-
As at June 30, 2026	$-	$1,230,329	$567,927	$-

Net book value	Mineral properties and rights	Plant and equipment	Right-of-use assets	Land
As at December 31, 2025	$25,395,877	$98,669,301	$595,201	$309,861
As at June 30, 2026	$30,681,446	$124,881,165	$3,098,501	$3,249,488

The Company purchased the Bunker Hill Mine (the “Mine”) in January 2022. The carrying cost of the Mine is included in Mineral properties and rights. Included in additions to Mineral properties and rights is $117,963 and $157,232 of definition drilling for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025 - $nil and $1,100, respectively).

On May 13, 2022, the Company purchased a comprehensive package of equipment and parts inventory from Teck Resources Limited (“Teck”), a related party as of June 5, 2025 (note 14). The package comprised substantially all processing equipment of value located at the Pend Oreille mine site, including complete crushing, grinding and flotation circuits suitable for a planned ~1,500 ton-per-day operation at the Bunker Hill site, and total inventory of nearly 10,000 components and parts for mill, assay lab, conveyer, field instruments, and electrical spares.

The process plant was purchased in an assembled state in the seller’s location, and included major processing systems, significant components, and a large inventory of spare parts. The Company disassembled it, transported it to the Bunker Hill Mine site, and reassembled it. The Company determined that the transaction would be accounted for as an asset acquisition, with the process plant representing a single asset, with the exception of the inventory of spare parts, which was separated out on the condensed interim consolidated balance sheets as a non-current asset. As the plant was demobilized, transported and reassembled, installation and other costs associated with these activities were captured and capitalized as components of the asset.

Plant and equipment is comprised of the following, net of accumulated depreciation:

	June 30,	December 31,
	2026	2025

Process Plant	$108,420,255	$84,704,196
Filter Plant	10,723,316	9,310,327
Paste Plant	4,226,331	3,182,662
Equipment	1,511,263	1,472,116
Plant and equipment	$124,881,165	$98,669,301

Included in the process plant is $5,579,410 of capitalized interest as of June 30, 2026 (December 31, 2025 – $4,155,884).

The Company’s lease contracts are primarily comprised of mining related mobile equipment. Included in long-term deposit on the condensed interim consolidated balance sheets is a down payment for additional mining related mobile equipment which the Company intends to lease from Caterpillar Inc.

Land purchase and leases

The Company owns a 225-acre surface land parcel valued at its original purchase price of $202,000, which includes the surface rights to portions of 24 patented mining claims, for which the Company owns the mineral rights.

On March 3, 2023, the Company entered into a lease agreement with C & E Tree Farm LLC for the lease of a land parcel overlaying a portion of the Company’s existing mineral claims package. The Company is committed to making monthly payments of $10,000 through February 2026. The Company had the option to purchase the land parcel through March 1, 2026, for $3,129,500 less 50% of the payments made through the date of purchase. In February 2026, the Company exercised its option to purchase the land paying the remaining purchase price of $1,939,620 after deducting payments previous made of $1,000,000 which was reclassed from long term deposit to land in the six months ending June 30, 2026.

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

Release Date	Payment Shares Release to Seller from Contractual Escrow
6–month anniversary from December 11, 2025	66,667 Payment Shares
9–month anniversary December 11, 2025	66,667 Payment Shares
12–month anniversary of December 11, 2025	Balance of the Payment Shares (533,333 Payment Shares)

Sale of Mineral Properties – Royalties

On January 17, 2025, as consideration for Sprott Private Resource Streaming & Royalty Corp. (“Sprott”), a related party (note 14), advancing the debt facility, as described in note 9, the Company granted a royalty for 0.5% of life-of-mine gross revenue from mining claims considered to be historically worked, contiguous to current accessible underground development, and covered by the Company’s 2021 ground geophysical survey. A 0.35% rate will apply to claims outside of these areas. On June 5, 2025, the 0.5% royalty was amended to apply to both primary and secondary claims comprising the Project. A sale of mineral properties of $383,789 corresponding to the issuance of the royalty on the condensed interim consolidated balance sheets.

On June 5, 2025, as consideration for Sprott Stream Conversion, as defined and described in note 9, the Company granted a royalty for 1.65% of life-of-mine gross revenue from mining claims compromising of both primary and secondary claims, as well as any new or complementing surface and mineral rights derived from the surface and mineral rights within the existing boundaries of the Bunker Hill Mine that are subsequently acquired by the Company or Silver Valley. A sale of mineral properties of $1,324,199 corresponding to the issuance of the royalty was recognized on the condensed interim consolidated balance sheets.

As of June 30, 2026, Sprott holds a 5% life-of-mine gross revenue applying to both primary and secondary comprising the Project as a result of various transactions with Sprott, including the (i) conversion of the royalty convertible debenture into a 1.85% royalty, (ii) consideration of Sprott advancing $15,000,000 on the Sprott Debt Facility, as described and defined in note 8, a 1.5% royalty was granted, and (iii) Sprott Stream Conversion a 1.65% royalty was granted.

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

6. Lease Liability

The Company’s undiscounted lease obligations consisted of the following:

	June 30,	December 31,
	2026	2025
Gross lease obligation – minimum lease payments
1 year	$739,332	$86,575
2- 3 years	1,370,388	9,250
4-5 years	177,595	-

Future interest expense on lease obligations	(254,707)	(4,343)
Total lease liability	$2,032,608	$91,482

Current lease liability	$601,924	$82,569
Non-current lease liability	1,430,684	8,913
Total lease liability	$2,032,608	$91,482

Interest expense for the three and six months ended June 30, 2026, was $21,092 and $25,228, respectively (three and six months ended June 30, 2025 – $9,545 and $18,451, respectively).

Additions to lease liabilities for the three and six months ended June 30, 2026 was $2,052,984 and $2,119,744, respectively (three and six months ended June 30, 2025 - $38,155 and $38,155, respectively), relating to lease contracts for mining related mobile equipment. The incremental borrowing rates range from 8.1% and 15.0%.

7. Environmental Protection Agency (“EPA”) Settlement Agreement and Water Treatment Liabilities

Effective December 19, 2021, the Company entered into an amended Settlement Agreement between the Company, Idaho Department of Environmental Quality (“IDEQ”), U.S. Department of Justice, and the EPA (the “Amended Settlement”). Upon the effectiveness of the Amended Settlement, the Company would become fully compliant with its payment obligations to these parties. The Amended Settlement modified the payment schedule and payment terms for recovery of the historical environmental response costs. Pursuant to the terms of the Amended Settlement, upon purchase of the Bunker Hill Mine and the satisfaction of financial assurance commitments (as described below), the $19,000,000 of cost recovery liabilities were to be paid by the Company to the EPA on the following dates:

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

During the year ended December 31, 2024, the Company made a $3,000,000 payment to the EPA bringing the principal of the cost recovery liability to $14,000,000 as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, and December 31, 2025, the Company had two payment bonds of $9,999,000 and $4,001,000 in place to secure this liability. The collateral for the payment bonds is comprised of restricted cash of $2,975,000 for June 30, 2026 and December 31, 2025 shown within current assets and land pledged by third parties, with whom the Company has entered into an agreement that contemplates a monthly fee of $20,000 (payable in cash or common stock of the Company, at the Company’s election) the “Financing Cooperation Agreement”.

In the fourth quarter of 2025 the EPA agreed to forebear enforcement of any late payments pursuant to the first amendment of the Amended Settlement Agreement to facilitate ongoing discussion of a potential second amendment to the Amended Settlement Agreement, including the payment due in November 2025. The EPA reserved all rights to resume collection of late payments in the event a Second Amendment of the 2021 Amended Settlement Agreement is not finalized. As of June 30, 2026, the Company is engaged in ongoing discussions with the EPA regarding the potential for, and terms of, a second amendment to the Settlement Agreement.

The Company recorded accretion expense on the liability of $364,719 and $708,882 for the three and six months ended June 30, 2026, respectively, (three and six months ended June 30, 2025 – $427,849 and $835,862, respectively) bringing the net liability to $11,023,426 (previously accrued interest of $156,743) as of June 30, 2026.

Water Treatment Charges – IDEQ

Separate to the cost recovery liability pursuant to the EPA Settlement Agreement, the Company has agreed to pay ongoing water treatment charges. The Company is currently charged a monthly amount of $100,000 by the IDEQ as instalments toward the cost of treating water at the Central Treatment Plant (the “CTP”). Upon receipt of an invoice from the IDEQ for actual CTP costs incurred, a reconciliation is performed relative to payments made, with an additional amount due or refund received as applicable.

8. Promissory Notes Payable, Convertible Debentures, and Silver Loan

$6,000,000 Convertible Debenture (“CD1”)

CD1 was closed with participation of Sprott on January 2022. CD1 bore interest at an annual rate of 7.5%, payable in cash or shares at the Company’s option on principal of $6,000,000. The CD1 is secured by a pledge of the Company’s properties and assets. In August 2024, the Company and Sprott agreed to amend the maturity date of CD1 from March 31, 2026, to March 31, 2028, and that CD1 would remain outstanding until the new maturity date unless the Company elects to exercise its option of early repayment. The Company determined that the amendments to the terms of the CD1 should not be treated as an extinguishment of the CD1 and have therefore been accounted for as a modification. The CD1 was convertible into common stock at a price of Canadian Dollars (“C$”) C$10.50 per common share, subject to stock exchange approval.

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD1 reducing it from 7.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$10.50 per common share, was reduced to $3.675. The Company determined that the amendments to the terms of the CD1 should be treated as an extinguishment of the CD1. The new debt was bifurcated between host debt and the conversion option valued at $3,912,661 (net of transaction costs of $52,161) and $1,928,753, respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified Cox-Ross-Rubenstein (“CRR”) approach.

$15,000,000 Series 2 Convertible Debenture (“CD2”)

CD2 was closed with Sprott on June 2022. CD2 bore interest at an annual rate of 10.5%, payable in cash or shares at the Company’s option on principal of $15,000,000. CD2 is secured by a pledge of the Company’s properties and assets.

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

In June 2025, the Company and Sprott agreed to amend the rate of interest of CD2 reducing it from 10.5% to 5.0% per annum, and the current conversion price, being the U.S. dollar equivalent of C$10.15 per common share, was reduced to $3.675. The Company determined that the amendments to the terms of the CD2 should be treated as an extinguishment of the CD2. The new debt was bifurcated between host debt and the conversion option valued at $8,164,765 (net of transaction costs of $130,401) and $6,482,376, respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

Prior to the extinguishment on June 5, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging, each debenture will be valued and recorded as a single instrument, with the periodic changes to fair value accounted through earnings, profit and loss.

For the six months ended June 30, 2025, the Company recognized a loss on debt settlement in the amount of $3,077,155 on the condensed interim consolidated statements of income and comprehensive income as a result of extinguishment of CD1 and CD2.

The gain on changes in fair value of convertible debentures recognized on the condensed interim consolidated statements of income and comprehensive income during the three and six months ended June 30, 2026, was $nil (three and six months ended June 30, 2025 – gain of $1,081,127 and $1,002,763, respectively).

The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income. During the three and six months ended June 30, 2026, the Company recognized $nil, within other comprehensive income (three and six months ended June 30, 2025 – $255,009 and $795,907, respectively). Interest expense on the pre-extinguished CD1 and CD2 for the three and six months ended June 30, 2025 was $378,185 and $877,500, respectively.

The Company recorded accretion expense on host debt of CD1 of $164,404 and $318,663 for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025 – $37,911 and $37,911, respectively), bringing the net liability to $4,560,273 as of June 30, 2026.

The Company recorded accretion expense on host debt of CD2 of $346,673 and $670,803 for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025 – $79,002 and $79,002, respectively), bringing the net liability to $9,522,815 as of June 30, 2026.

As at June 30, 2026 interest of $265,417 ($268,333 at December 31, 2025) is included in interest payable on the condensed interim consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized $29,149 and $29,149, respectively, as a loss on debt settlement on the condensed interim consolidated statements of income and comprehensive income as a result of settling interest by issuance of shares (three and six months ended June 30, 2025 – $824 and $285,565, respectively).

$4,000,000 Series 3 Convertible Debenture (“CD3”)

The Company closed the $4,000,000 CD3 on June 5, 2025 (note 9) with Sprott. CD3 bears interest at an annual rate of 5.0%, payable in cash or shares at the Company’s option, and matures on June 5, 2030. CD3 is secured by a pledge of the Company’s properties and assets and CD3 is convertible into common stock at a price of $0.105 per common share, subject to the stock exchange approval. The new debt was bifurcated between host debt and the conversion option valued at $2,268,397 (net of transaction costs of $174,576) and $1,558,941, respectively, as of June 5, 2025. The debt and the conversion option were fair valued using a binomial lattice methodology based on a modified CRR approach.

The accretion expense on host debt of CD3 of $292 and $122,404 for the three and six months ended June 30, 2026, respectively, is capitalized into plant and equipment (note 5) on the condensed interim consolidated balance sheets, bringing the net liability to $2,518,765 as of June 30, 2026. The Company recorded accretion expense on host debt of CD3 of $28,545 and $28,545 for the three and six months ended June 30, 2025, respectively. As at June 30, 2026 and December 31, 2025, no interest is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the CD1, CD2 and CD3 and was in compliance with all such covenants as of June 30, 2026.

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

The Company determined that in accordance with ASC 815 derivatives and hedging, the Stream does not meet the criteria for treatment as a derivate instrument as the quantities of metal to be sold thereunder are not subject to a minimum quantity, and therefore a notional amount is not determinable. The Company has therefore determined that in accordance with ASC 470, the stream obligation should be treated as a liability based on the indexed debt rules thereunder. The initial recognition has been made at fair value based on cash received, net of transaction costs, and the discount rate calibrated so that the future cash flows associated with the Stream, using forward commodity prices, equal the cash received. The measurement of the stream obligation is accounted for at amortized cost with accretion at the discount rate. Subsequent changes to the expected cash flows associated with the Stream will result in the adjustment of the carrying value of the stream obligation using the same discount rate, with changes to the carrying value recognized in the condensed interim consolidated statements of income and comprehensive income.

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

During the year ended December 31, 2025, the Company determined the effective interest rate of the Stream obligation to be 10.6% and recorded accretion expense on the liability of $625,279 and $1,570,574 for the three and six months ended June 30, 2025, respectively, recognized in the consolidated statement of income and comprehensive income, accretion expense on the liability of $407,721 and $971,426, for the three and six months ended June 30, 2025, respectively, capitalized into plant and equipment (note 5) on the condensed interim consolidated balance sheets and gain (loss) on revaluation of the liability of $549,854 and $4,149,606, for the three and six months ended June 30, 2025, respectively. The revaluation resulted from the change in projections of the key assumptions.

Silver Loan

On August 8, 2024, the Company entered into definitive agreements with Monetary Metals Bond III LLC (“Monetary Metals”), an entity established by Monetary Metals & Co., for a silver loan in an amount of U.S. dollars equal to up to 1.2 million ounces of silver, to be advanced in one or more tranches, in support of the re-start and ongoing development of the Bunker Hill Mine (the “Silver Loan”).

In June 2025, the Company and Monetary Metals & Co. agreed to amend the rate of interest of the Silver Loan reducing it from 15% to 13.5% effective August 9, 2025. In consideration for Monetary Metals’ participation in the June 5, 2025 restructuring transactions of Bunker Hill and Silver Valley, Bunker Hill agreed to pay the following fees to Monetary Metals: a fee in the amount of $249,000 due and payable on August 8, 2025 and $249,000 due and payable on August 8, 2026. The Company determined that the amendments to the terms of the Silver Loan should not be treated as an extinguishment of the Silver Loan and have therefore been accounted for as a modification. On January 30, 2026, the Company drew 50,958 ounces of silver on the Silver Loan, equal to an amount of $4,763,110 in U.S. dollars. After deduction of financing costs and the three months ending February 8, 2026 interest payment on the principal amount of ounces outstanding and prepaying some of the May 8, 2026 interest payment the Company received $nil. As of June 30, 2026, the principal outstanding on the Silver Loan is 1.2 million ounces of silver (1.195 million ounces of silver at December 31, 2025).

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

The fair value of the Silver Loan was determined using the Black-Derman-Toy (“BDT”) model. BDT models the evolution of interest rates over time using a binomial tree structure by capturing level of interest rates and volatility and estimates the value of the prepayment option by assessing how the borrower’s incentive to prepay changes with interest rate movements. The key inputs include:

Reference	Valuation Date	Maturity Date	Contractual Interest Rate	Interest Rate Volatility	Risk-free rate	Credit Spread	Risk- adjusted rate
Tranche 1-6	Dec 31, 2025	Aug 8, 2027	13.5%	24.4%	3.47%	7.78%	19.04%
Tranche 1-12	Mar 31, 2026	Aug 8, 2027	13.5%	30.0%	3.72%	8.87%	20.38%
Tranche 1-12	Jun 30, 2026	Aug 8, 2027	13.5%	24.4%	4.00%	8.63%	20.42%

The resulting fair values of the Silver Loan at June 30, 2026, and December 31, 2025, were as follows:

	June 30,	December 31,
	2026	2025

Current portion of Silver Loan	$1,624,625	$249,000
Non-current portion of Silver Loan	69,989,396	80,701,239
Total Silver Loan	$71,614,021	$80,950,239

The gain on changes in fair value of Silver Loan recognized on the condensed interim consolidated statements of income and comprehensive income during the three and six months ended June 30, 2026, were $11,119,246 and $6,213,354, respectively (three and six months ended June 30, 2025 – loss of $2,961,015 and $9,029,947, respectively). The portion of changes in fair value that is attributable to changes in the Company’s credit risk is accounted for within other comprehensive income during the three and six months ended June 30, 2026, were a loss of $159,652, and a gain of $850,414, respectively (three and six months ended June 30, 2025 – loss of $3,096,220, and $4,587,864, respectively).

During the three and six months ended June 30, 2026, the Company paid interest on the Silver Loan in the amount of $2,272,450 and $2,272,450 (three and six months ended June 30, 2025 – $nil), respectively.

The Company performs quarterly testing of the covenant in the Silver Loan and was in compliance with all such covenants as of June 30, 2026.

$15,000,000 Sprott Debt Facility

On June 23, 2023, the Company closed a $21,000,000 debt facility (“Sprott Debt Facility”) with Sprott which was available for draw at the Company’s election for a period of 2 years. Any amounts drawn will bear interest of 10% per annum, from the later of the Funding Date and June 30, 2027, to the date of repayment in full, at the rate of per cent 15.0% per annum, which is payable annually in cash or capitalized at the Company’s election. The maturity date of any drawings under the Sprott Debt Facility will be June 30, 2030. For every $5,000,000 or part thereof advanced under the Sprott Debt Facility, the Company will grant a new 0.5% life-of-mine gross revenue royalty, on the same terms as the Royalty, to a maximum of 2.0% on the Primary Claims and 1.4% on the Secondary Claims. The Company may buy back 50% of these royalties for $20,000,000.

On December 12, 2024, the Company drew $5,000,000 on the Sprott Debt Facility. On December 19, 2024, the Company drew $5,000,000 on the Sprott Debt Facility. On January 17, 2025, the Company drew $5,000,000 on the Sprott Debt Facility. On January 31, 2025, the Company drew $6,000,000 on the Sprott Debt Facility. The proceeds from each draw down were bifurcated between host debt and the underlying sale of mineral interest to Sprott (note 7). On June 5, 2025, the Company repaid $6,000,000 of principal and $200,000 of interest owed on the Sprott Debt Facility by issuing 57,142,857 and 1,904,762 common stock, respectively.

On June 5, 2025, the Company and Sprott agreed to amend the terms of the Sprott Debt Facility, the Company agreed to changes to the interest payment mechanism, specifically the removal of capitalized interest and the insertion of the ability to pay interest via shares in addition to a $2,000,000, payable at maturity of the Sprott Debt Facility on June 30, 2030. The Company determined that the amendments to the terms of the Sprott Debt Facility should not be treated as an extinguishment of the Sprott Debt Facility and have therefore been accounted for as a modification.

Accretion on the liability of $614,460 and $1,200,566 for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025 – $334,440 and $578,975, respectively), was capitalized into the plant and equipment (note 5) bringing the net liability to $14,840,344 as of June 30, 2026. The Company recorded accretion expense on the Sprott Debt Facility of $342,371 and $681,596 for the three and six months ended June 30, 2025, respectively. As at June 30, 2026, interest of $1,520,833 ($766,667 at December 31, 2025) is included in interest payable on the condensed interim consolidated balance sheets.

The Company performs quarterly testing of the covenants in the Sprott Debt Facility and was in compliance with all such covenants as of June 30, 2026.

Teck Promissory Note

On March 21, 2025, the Company closed an unsecured promissory note for an aggregate principal amount of up to $3,400,000 (the “Note”). The Note bore interest at 12% per annum, with such interest capitalized and added to the principal amount outstanding under the Note monthly. The Note was available in multiple advances at the discretion of Teck and was paid on demand on June 6, 2025. On March 21, 2025, the Company received $763,000 in advance from Teck. On March 25, 2025, the Company received the remaining $2,325,000 on the Note from Teck. On May 21, 2025, the Note was amended to increase the aggregate principal amount to $4,400,000, concurrently $1,000,000 was advanced from Teck under the Note. On June 6, 2025, the Company repaid principal and accrued interest on the unsecured Note. As of June 30, 2026, the principal and interest outstanding on the unsecured Note is $nil ($nil at December 31, 2025) on the condensed interim consolidated balance sheets. No interest expense was accrued for the three and six months ended June 30, 2026 (three and six months ended June 30, 2025 – $80,064 and $87,160, respectively).

$10,000,000 Teck Standby Facility

On June 5, 2025, the Company closed an uncommitted demand standby prepayment credit facility with Teck for $10,000,000 (the “Teck Standby Facility”). The Teck Standby Facility will bear interest at a rate of 13.5% per annum until June 30, 2027, and a rate equal to 15.0% per annum thereafter, calculated and capitalized quarterly. The Teck Standby Facility will be available to the Company, until the earlier of (i) June 30, 2028, or (ii) the date on which the Bunker Hill project hits 90% of name plate capacity or on the date on which the Company is cash flow positive for a quarter, whichever is sooner, unless terminated earlier by Teck. Any amounts advanced under the Teck Standby Facility and any accrued and unpaid interest are repayable on demand by Teck. As of June 30, 2026, and December 31, 2025, no advances have been made on the facility. The Company determined that no recognition is required on the financial statements as of June 30, 2026, as no amount has been drawn from the facility. Subsequent to June 30, 2026, the Company drew $5,000,000 on the Teck Standby Facility, refer to note 16.

No interest expense was accrued for the three and six months ended June 30, 2026 (three and six months ended June 30, 2025 – no interest expense, respectively).

9. Capital Stock, Warrants, Stock Options and Restricted Share Units

Reverse Stock Split

The Company received the approval of a majority of its stockholders, by way of the stockholder consent, to proceed with authority to implement the reverse stock split based on a one-for-thirty five (1-for-35) consolidation. On March 5, 2026, the Company filed an amendment to the Company’s Certificate of Incorporation to implement the reverse stock split based on a one-for-thirty five (1-for-35) consolidation ratio on March 6, 2026. The Company’s common stock began trading on the TSX Venture Exchange (the “TSXV”) and OTC on a reverse split-adjusted basis under the Company’s existing trade symbol “BNKR” and “BHLL”, respectively, at the opening of the market on March 6, 2026. All shares and per share amounts have been presented in these unaudited condensed interim consolidated financial statements on a post consolidation basis.

TSX Uplisting

On March 23, 2026, the Company announced its graduation to the TSX from the TSXV. The Company’s common stock commenced trading on the TSX on March 25, 2026 under the existing ticker symbol “BNKR” and were concurrently delisted from the TSXV.

Authorized

The total authorized capital is as follows:

●	100,000,000 shares of common stock, with a par value of $0.000001 per share; and
●	285,715 preferred shares with a par value of $0.000001 per preferred share.

Issued and outstanding

2026 transactions

During the month of January 2026, the Company issued 45,098 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2025.

During the month of January 2026, the Company issued 145,714 shares of common stock in connection with a stockholder’s warrant exercises.

During the month of February 2026, 571,259 warrants expired unexercised.

During the month of February 2026, the Company issued 187,345 and 1,957 shares of common stock in connection with a stockholder’s warrant and compensation option exercises, respectively.

On March 5, 2026, the Company closed private placement offering of units (the “LIFE Units”) of the Company. The Company issued 4,308,809 LIFE Units at a price of C$6.30 for gross proceeds of C$27,145,500 (the “Brokered Offering”), which included the full exercise of the agents’ overallotment option.

The Company also issued 255,048 LIFE Units at a price of C$6.30 for gross proceeds of C$1,606,800 under a concurrent private placement, on a non-brokered basis (the “Non-Brokered Offering”, and together with the Brokered Offering, the “Offering”). Each LIFE Unit consists of one share of common stock of the Company (a “Common Share”) and one-half common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one additional common share at an exercise price of C$10.50 for a period of 36 months from issuance. The gross proceeds were bifurcated between equity and derivative warrant liability at $15,154,557 and $5,867,816, respectively.

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

The Company incurred $706,892 of financing costs on the condensed interim consolidated statements of income and comprehensive income for the six months ended June 30, 2026, and $1,825,661 of financing costs in contributed surplus on the condensed interim consolidated balance sheets.

Concurrently with the Offering, the Company issued 840,336 shares to a cornerstone investor who exercised existing common share purchase warrants at C$5.95 for proceeds to the Company of C$5,000,000.

During the month of March 2026, the Company issued 1,680,119, 32,716, and 122,277 shares of common stock in connection with a stockholder’s warrant, compensation option exercises, and settlement of restricted share units (“RSUs”) respectively.

During the month of March 2026, 263,096 warrants expired unexercised.

During the month of April 2026, the Company issued 72,115 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ended March 31, 2026.

2025 transactions

During the month of January 2025, the Company issued 30,096 shares of common stock in connection with its election to satisfy financing cooperation fees relating to the Financing Cooperation Agreement for the six months ended September 30, 2024. In January 2025, the Company issued 17,758 shares of common stock in connection with its election to satisfy financing cooperation fee relating to the Financing Cooperation Agreement for the three months ended December 31, 2024. The Company recognized a loss on debt settlement of $13,972 for the year ended December 31, 2025 (compared to $nil for the year ended December 31, 2024) on the condensed interim consolidated statements of income and comprehensive income for satisfying the financing cooperation fee with shares.

During the month of January 2025, the Company issued 211,225 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended December 31, 2024.

During the month of January 2025, the Company issued 19,213 shares of common stock in connection with settlement of RSUs.

During the month of April 2025, the Company issued 5,358 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ended March 31, 2025.

On June 5, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $6,200,000, which included participation by Sprott, and concurrent non-brokered private placement (the “Non-Brokered Offering” and together with the Brokered Offering, collectively, the “Equity Offerings”) with Teck for $20,500,000. As part of the Equity Offering the Company incurred $918,425 of financing costs recognized in additional paid-in-capital on the condensed interim consolidated balance sheets and $216,008 of financing costs on the condensed interim consolidated statements of income and comprehensive income relating to the issuance of 3,603,083 warrants.

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

The Equity Offerings, including both the brokered and non-brokered components, were conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions. All securities issued pursuant to the Equity Offerings (i) are subject to a four month plus one day hold period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSXV and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom. The gross proceeds were bifurcated between equity and warrant liability at $19,500,019 (net of transaction costs of $918,425) and $6,279,115, respectively, as of June 5, 2025.

Sprott Stream Conversion

On June 5, 2025, the existing metals purchase agreement (the “Metals Purchase Agreement”) dated June 23, 2023, by and among us, Silver Valley, and Sprott, pursuant to which Sprott previously advanced a $46,000,000 deposit to Silver Valley, was terminated and exchanged (the “Sprott Stream Conversion”) for (i) 5,714,286 shares of our common stock; (ii) senior secured CD3 in the aggregate principal amount of $4,000,000 and with a maturity date of June 5, 2030; and (iii) an additional 1.65% life-of-mine gross revenue royalty (the “New Royalty”) on primary and secondary claims comprising the Bunker Hill Mine.

Sprott Debt Settlements

On June 5, 2025, the Company and Silver Valley entered into the debt settlement agreements with Sprott (collectively, the “Sprott Debt Settlement Agreements”), pursuant to which an aggregate of 1,819,728 shares of our common stock were issued to Sprott at the Offering Price in full satisfaction of (i) $487,500 of unpaid interest under the secured convertible debentures held by Sprott, and (ii) $6,200,000, consisting of the principal amount of $6,000,000 previously advanced to us under the Sprott Debt Facility, together with an aggregate of $200,000 of interest accrued thereon.

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

Equity Payment

Silver Valley and C & E Tree Farm, L.L.C. (“C&E”) previously entered into an option agreement dated March 3, 2023 (the “Option Agreement”), pursuant to which Silver Valley has an option to purchase certain real property in Idaho, USA, from C&E upon making a cash payment of $3,129,500, subject to adjustment for lease payments made pursuant to a commercial lease agreement between the parties. The Company wanted to satisfy a portion of the purchase price payable under the Option Agreement through the issuance of equity securities. Accordingly, on June 5, 2025, the Company, Silver Valley and C&E entered into an equity payment agreement (the “Equity Payment Agreement”), pursuant to which the Company issued 136,055 Units to C&E at a deemed price equal to the Offering Price to satisfy $500,000 of the purchase price payable under the Option Agreement. Each Unit issued pursuant to the Equity Payment Agreement consists of one share of our common stock and one-half of one Warrant, with each whole Warrant exercisable for one additional Warrant Share at an exercise price of C$8.75 per Warrant Share for a period of three years following the date of issuance, being June 5, 2028. The payment is included in land as of June 30, 2026 and long term deposits on the December 31, 2025, condensed interim consolidated balance sheets.

During the month of July 2025, the Company issued 439,385 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debenture for the three months ending June 30, 2025 and the Sprott Debt Facility for the six months ended June 30, 2025.

On September 29, 2025, the Company, closed the brokered private placement (the “Brokered Offering”) for aggregate cash consideration of $37,378,645 which included participation by Teck for $19,494,060. As part of the equity offering the Company incurred $1,350,948 of financing costs on the condensed interim consolidated statements of income and comprehensive income and $1,239,410 of financing costs in additional paid in capital on the condensed interim consolidated balance sheets. Additionally, the Company issued 728,050 compensation options incurring $1,104,816 of financing costs on the condensed interim consolidated statements of income and comprehensive income for the year ended December 31, 2025, and $1,204,240 of financing costs in additional paid in capital on the condensed interim consolidated balance sheets. Each Compensation option is exercisable to acquire one Common Share of the Company at a price of C$4.20 per share for a period of 24 months from September 29, 2025.

As part of the Brokered Offering, we issued an aggregate of 12,321,429 units (“Units”) at a price of $3.05 per Unit. Each Unit consists of one share of common stock of the Company (a “Common Share”) and one common share purchase warrant of the Company (a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share (a “Warrant Share”) at an exercise price of C$5.95 per Warrant Share for 60 months after issuance. The gross proceeds were bifurcated between equity and warrant liability at $19,494,267 and $17,884,378, respectively, as of September 29, 2025.

The Equity Offering was conducted on a private placement basis pursuant to applicable exemptions from the requirements of securities laws under National Instrument 45-106 – Prospectus Exemptions and the United States Securities Act of 1933, as amended (the “Securities Act”), in such other jurisdictions outside of Canada and the United States pursuant to applicable exemptions from the prospectus, registration or other similar requirements in such other jurisdictions. All securities issued pursuant to the Equity Offerings (i) are subject to a four month plus one day hold period in accordance with applicable Canadian securities laws and, if applicable, the policies of the TSX and (ii) have not been registered under the Securities Act or any U.S. state securities laws and may not be offered or sold in the United States without registration under the Securities Act and all applicable state securities laws or compliance with requirements of an applicable exemption therefrom.

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

Derivative warrant liability

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

The fair value of the warrant liabilities related to the various tranches of warrants issued during the period were estimated using the Binomial model to determine the fair value using the following assumptions as at June 30, 2026 and December 31, 2025:

March 2026 warrants	June 30, 2026	Grant Date
Expected life	979 days	1096 days
Volatility	85%	90%
Risk free interest rate	2.84%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$7.175
Fair value	$2,615,787	$5,867,816
Change in derivative liability	$(3,252,029)

September 2025 warrants	June 30, 2026	December 31, 2025
Expected life	1552 days	1733 days
Volatility	100%	100%
Risk free interest rate	3.01%	2.96%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$25,849,976	$59,278,783
Change in derivative liability	$(33,428,807)

June 2025 warrants	June 30, 2026	December 31, 2025
Expected life	706 days	887 days
Volatility	85%	85%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$4,069,708	$12,357,254
Change in derivative liability	$(8,287,546)

November 2025 warrants	June 30, 2026	December 31, 2025
Expected life	404 days	585 days
Volatility	85%	80%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$16,577	$61,680
Change in derivative liability	$(45,103)

January 2025 warrants	June 30, 2026	December 31, 2025
Expected life	404 days	585 days
Volatility	85%	80%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$3,154	$9,515
Change in derivative liability	$(6,361)

November 2024 warrants	June 30, 2026	December 31, 2025
Expected life	404 days	585 days
Volatility	85%	80%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$18,228	$51,276
Change in derivative liability	$(33,048)

October 2024 warrants	June 30, 2026	December 31, 2025
Expected life	404 days	585 days
Volatility	85%	80%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$11,659	$36,189
Change in derivative liability	$(24,530)

August 2024 warrants	June 30, 2026	December 31, 2025
Expected life	404 days	585 days
Volatility	85%	80%
Risk free interest rate	2.74%	2.58%
Dividend yield	0%	0%
Share price (C$)	$4.70	$8.31
Fair value	$37,324	$115,857
Change in derivative liability	$(78,533)

March 2023 warrants	June 30, 2026		December 31, 2025
Expected life		Expired	86 days
Volatility		N/A	24%
Risk free interest rate		N/A	2.58%
Dividend yield		N/A	0%
Share price (C$)	$	N/A	$8.31
Fair value		$-	$3,246,420
Change in derivative liability		$(3,246,420)

February 2021 issuance	June 30, 2026	December 31, 2025
Expected life	Expired	40 days
Volatility	N/A	55%
Risk free interest rate	N/A	2.58%
Dividend yield	N/A	0%
Share price (C$)	$8.40	$8.40
Fair value	$-	$1
Change in derivative liability	$(1)

Outstanding warrants at June 30, 2026 and December 31, 2025 were as follows:

		Weighted average	Weighted average
	Number of	exercise price	grant date
	warrants	(C$)	value ($)

Balance, December 31, 2024	4,206,268	$12.95	$3.15
Issued	16,486,818	6.65	2.80
Exercised	(103,115)	5.25	1.75
Expired	(2,098,120)	16.45	3.15
Balance, December 31, 2025	18,491,851	$6.98	$2.80

Balance, December 31, 2025	18,491,851	$6.98	$2.80
Issued	2,290,730	10.50	2.57
Exercised	(2,013,178)	5.25	1.75
Expired	(834,355)	16.03	4.87
Balance, June 30, 2026	17,935,048	$7.20	$2.79

At June 30, 2026, the following warrants were outstanding:

	Exercise price	Number of	Number of warrants
Expiry date	(C$)	warrants	exercisable

August 8, 2027	$6.65	21,207	21,207
August 8, 2027	$5.60	48,017	48,017
August 8, 2027	$5.25	2,869	2,869
August 8, 2027	$4.20	13,623	13,623
June 5, 2028	$8.75	4,114,882	4,114,882
September 29, 2030	$5.95	11,452,521	11,452,521
March 5, 2029	$10.50	2,281,929	2,281,929
		17,935,048	17,935,048

Compensation options

At June 30, 2026, and December 31, 2025 the following compensation options were outstanding:

		Weighted average
	Number of	exercise price
	broker options	(C$)

Balance, December 31, 2024	59,149	$5.25
Issued – September 2025(i)	728,050	4.20
Expired – March 2023	(26,433)	4.20
Balance, December 31, 2025	760,766	$4.28

Balance, December 31, 2025	760,766	$4.28
Issued – March 2026(ii)	258,271	6.30
Exercised – September 2025	(1,957)	4.20
Exercised – March 2023	(32,716)	4.20
Balance, June 30, 2026	984,364	$4.75

The compensation options are exercisable into one share of common stock of the Company. The grant date fair value of the compensation options were estimated using the Black-Scholes valuation model with the following underlying assumptions:

Grant Date	Risk free interest rate	Dividend yield	Volatility	Stock price (C$)	Weighted average life
(i) September 2025	2.5%	0%	85%	$7.17	2 years
(ii) March 2026	2.5%	0%	80%	$7.17	2 years

At June 30, 2026, the following compensation options were outstanding:

Expiry date	Exercise price (C$)	Number of broker options outstanding	Grand date fair value ($)

September 29, 2027(i)	$4.20	726,093	$2,309,056
March 5, 2028(ii)	$6.30	258,271	$635,755

Stock options

Outstanding stock options at June 30, 2026, and December 31, 2025 were as follows:

		Weighted average
	Number of	exercise price
	stock options	(C$)

Balance, December 31, 2024	184,147	$18.20
Expired April 20, 2025	(170,218)	19.25
Granted October 14, 2025	17,903	7.53
Granted October 27, 2025	20,000	6.65
Balance, December 31, 2025	51,832	$6.59

Balance, December 31, 2025	51,832	$6.59
Granted April 27, 2025	12,402	5.60
Balance, June 30, 2026	64,234	$6.40

At June 30, 2026, the following stock options were issued and outstanding:

Exercise price	Remaining contractual	Number of options	Number of options vested	Grant date fair value
(C$)	life (years)	outstanding	(exercisable)	($)
$5.60	0.59	2,500	2,500	$7,242
$6.65	1.33	20,000	20,000	44,147
$5.25	1.40	11,429	11,429	37,387
$7.53	4.29	17,903	–	65,555
$5.60	4.78	12,402	–	39,075
		64,234	33,929	$193,406

The vesting of stock options during the three and six months ended June 30, 2026 resulted in stock-based compensation expense of $28,335 and $51,120, respectively (three and six months ended June 30, 2025 – $1,805 and $3,591, respectively).

Restricted Share Units

Effective March 25, 2020, the Board of Directors approved a Restricted Share Unit (“RSU”) Plan to grant RSUs to its officers, directors, key employees and consultants.

Outstanding RSUs at June 30, 2026 and December 31, 2025, were as follows:

		Weighted average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31, 2024	400,757	$5.22
Granted (i)	140,762	7.53
Vested	(159,169)	5.18
Forfeited	(50,141)	4.98
Unvested as at December 31, 2025	332,209	$6.26

Unvested as at December 31, 2025	332,209	$6.26
Granted (ii)	181,238	5.62
Vested	(122,276)	5.34
Forfeited	(55,087)	7.21
Unvested as at June 30, 2026	336,084	$6.09

(i)	On October 14, 2025, the Company granted 140,762 RSUs to executives and employees of the Company, which vest in one-third increments on October 14, 2026, June 30 of 2027 and 2028. The vesting of these RSUs resulted in stock-based compensation of $103,039 and $213,856 for the three and six months ended June 30, 2026 (three and six months ended June 30, 2025 – $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.
(ii)	During the three months ended June 30, 2026, the Company granted 181,238 RSUs to executives and employees of the Company. 174,238 RSUs vest in three equal instalments commencing on April 10, 2027, and 7,000 RSUs which vest in full on May 25, 2027. The vesting of these RSUs resulted in stock-based compensation of $92,788 and $92,788 for the three and six months ended June 30, 2026 (three and six months ended June 30, 2025 – $nil), which is included in operation and administration expenses on the condensed interim consolidated statements of income and comprehensive income.

The vesting of RSU’s during the three and six months ended June 30, 2026, resulted in stock-based compensation expense of $195,827 and $306,644, respectively (three and six months ended June 30, 2025 – $78,850 and $261,626, respectively).

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

Outstanding DSUs at June 30, 2026 and December 31, 2025 were as follows:

		Weighted average
		grant date
		fair value
	Number of	per share
	shares	(C$)

Unvested as at December 31 2024	9,643	$5.60
Granted	36,535	7.53
Vested	(46,178)	7.12
Unvested as at December 31, 2025	-	$-
Unvested as at June 30, 2026	-	$-

The vesting of DSU’s during the three and six months ended June 30, 2026, resulted in a recovery of stock-based compensation expense of $200,564 and $676,423, respectively (three and six months ended June 30, 2025 – $94,621 and $145,407 recovery of stock-based compensation expense, respectively). The fair value of each DSU is $3.31 as of June 30, 2026, and $5.95 as of December 31, 2025.

11. Commitments and Contingencies

EPA and IDEQ Obligations

As stipulated in the EPA Amended Settlement Agreement (as further set forth in note 8), the Company is required to make two types of payments to the EPA and IDEQ, one for historical water treatment cost-recovery to the EPA, and the other for ongoing water treatment. Water treatment costs incurred through December 2021 are payable to the EPA, and water treatment costs incurred thereafter are payable to the IDEQ. The IDEQ invoices the Company on an annual basis for the water treatment costs, which may exceed the estimated costs. When the Company receives the water treatment invoices, it records any liability for actual costs over and above any estimates made and adjusts future estimates as required based on these actual invoices received. The Company is required to pay for the actual costs regardless of the periodic required estimated accruals and payments made each year.

During 2025, the Company commenced discussions with the EPA and the IDEQ to advance a second amendment to the Amended Settlement Agreement. Specifically, the Company is seeking a restructure of the ongoing obligations to the EPA and IDEQ. Discussions continued through the first half of 2026 and remain ongoing.

Crescent Legal Proceeding

On July 28, 2021, Crescent Mining, LLC (“Crescent” or the “Plaintiff”) filed a lawsuit in the U.S. District Court for the District of Idaho (the “Court”) naming the Company, Placer Mining Corporation (“Placer”), and Robert Hopper Jr. as defendants. The Plaintiff requested unspecified damages and alleged that Placer and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Company subsequently filed a motion to dismiss the claims, resulting in the dismissal of certain claims without prejudice on March 2, 2022. The Court denied the motion to dismiss filed by Placer for Crescent’s trespass, nuisance and negligence claims. Crescent subsequently filed an amended complaint on April 1, 2022 naming Placer and the Company as co-defendants. During 2025, the parties participated in mediation sessions. The Company defended the claims on behalf of itself and Placer, pursuant to an indemnification obligation under the terms of the sale and purchase agreement between the companies dated December 15, 2021. On June 26, 2026, the Court granted the Company and Placer complete summary judgment on the Plaintiff’s two CERCLA claims and partial summary judgment on Crescent’s state-law claims for damages arising before specified cutoff dates. The Plaintiff’s later-period state-law claims and the Company’s and Placer’s CERCLA contribution claims remain pending for trial or further proceedings. The Court also denied the Plaintiff’s motion seeking dismissal of the Company’s CERCLA Section 113(f) contribution claim, which remains pending for trial.

12. Deferred Tax Liability

A valuation allowance is provided for deferred tax assets for which it is more likely than not that the related tax benefits will not be realized. The Company analyzes its deferred tax assets and, if it is determined that the Company will not realize all or a portion of its deferred tax assets, it will record or increase a valuation allowance. Conversely, if it is determined that the Company will likely be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

13. Operating Expenses

The Company’s operating expenses are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
General administration expenses	$3,195,351	$2,597,219	$5,574,760	$4,706,256
Salaries, wages, and consulting fees	1,224,475	513,173	2,828,571	1,313,510
Total operating expenses	$4,419,826	$3,110,392	$8,403,331	$6,019,766

14. Related party transactions

The Company’s key management personnel have the authority and responsibility for planning, directing and controlling the activities of the Company and consists of the Company’s executive management team and management directors. Consulting fees and wages for key management personnel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consulting fees & wages	$295,775	$300,842	$1,418,633	$557,717

At June 30, 2026 and December 31, 2025, $112,500 and $83,058, respectively, is owed to key management personnel with all amounts included in accounts payable and accrued liabilities on the condensed interim consolidated balance sheets.

Sprott Transactions

As a greater than 10% holder in the Company’s equity, Sprott is a related party. During the three and six months ended June 30, 2026, the Company issued nil and 111,631 shares of common stock, respectively, to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures and loan facility owned by Sprott (three and six months ended June 30, 2025 – 433,235 and 636,637 shares of common stock, respectively). As at June 30, 2026, the Company has 518,600 shares of common stock payable to Sprott in connection with its election to satisfy interest payments under the outstanding convertible debentures and loan facility owned by Sprott for the three months ended June 30, 2026. For detailed discussions on the convertible debentures and Sprott Debt Facility, refer to note 8. For detailed discussion on the Sprott Stream Conversion and Sprott Debt Settlement transactions which occurred on June 5, 2025, refer to note 9. For detailed discussion on the sale of mineral properties transactions with Sprott, refer to note 5.

Sprott Streaming acquired 285,715 Units in the Brokered Offering closed on June 5, 2025 at a price of C$5.25 per Unit (the “Offering Price”). Each Unit issued under the Equity Offerings consisted of one share of our common stock and one-half of one share of common stock purchase warrant (a “Warrant”). Each whole Warrant will be exercisable to acquire one additional share of our common stock (a “Warrant Share”) at a price of C$8.75 per Warrant Share for a period of three years following the date of issuance, subject to customary adjustments.

Teck Transactions

As a greater than 10% holder in the Company’s equity, Teck is a related party. For detailed discussion on the Teck Promissory Note and Teck Standby Facility, refer to note 8. For detailed discussion on Teck’s participation in the Non-Brokered Offering closed on June 5, 2025 and the Brokered Offering closed on September 29, 2025, refer to note 9.

15. Geographic and Segment Information

The Company has one reportable operating segment. The Company’s primary focus is the development and production of our 100% owned Bunker Hill Mine in Kellogg, Idaho, U.S. The Company reported no revenues during the three and six months ended June 30, 2026 (three and six months ended June 30, 2025 - $nil).

16. Subsequent Events

On July 10, 2026, the Company issued 522,296 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2026 and the Sprott Debt Facility for the twelve months ended June 30, 2026.

On July 30, 2026, the Company drew $5,000,000 on the Teck Standby Facility. The amount drawn bears interest at a rate of 13.5% per annum and is repayable in accordance with the repayment terms described in note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following management’s discussion and analysis of the consolidated financial results and condition of Bunker Hill Mining Corp. (collectively, “we,” “us,” “our,” “Bunker Hill” or the “Company”) for the three and six months ended June 30, 2026, has been prepared based on information available to us as of August 5, 2026. This discussion should be read in conjunction with the unaudited Condensed Interim Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of Bunker Hill for the year ended December 31, 2025, and the related notes thereto filed with our Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results, performance, or achievements may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Overview and Outlook

Our Company is focused on the progression of its start-up of operations at its 100%-owned flagship asset, the Bunker Hill Mine (the “Mine”), located in Kellogg, Idaho, USA. The historic Bunker Hill Mine was one of the largest and most productive mines in the Coeur d’Alene Mining District, producing more than 165 million ounces of silver and over 5 million tons of zinc and lead between 1885 and 1981. The mine is located within Operable Unit 2 of the Bunker Hill Superfund Site (EPA National Priorities List IDD048340921), where remediation activities have been completed.

The Company’s primary objective is to operate the Bunker Hill Mine as a modern, low-emission, long-life underground producer. Since acquiring the asset, we have completed multiple technical and economic studies, including a prefeasibility study, defined mineral reserves, constructed a new 1,800 tons per day processing facility and associated surface infrastructure, and commenced commissioning and restart activities. In 2026, we have achieved our first concentrate delivery and are progressing toward commercial production while continuing to advance exploration aimed at expanding the Mine’s resource base and supporting future production growth.

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

Results of Operations

The following discussion and analysis provides information that is believed to be relevant to an assessment and understanding of the results of operation and financial condition of the Company for the three and six months ended June 30, 2026, and June 30, 2025.

Comparison of the three and six months ended June 30, 2026, and 2025

Revenue

During the three and six months ended June 30, 2026, and 2025, respectively, we generated no revenue.

Expenses

During the three months ended June 30, 2026, and 2025, we reported total operating expenses of $4,419,826 and $3,110,392, respectively.

During the six months ended June 30, 2026, and 2025, we reported total operating expenses of $8,403,331 and $6,019,766, respectively. The increase in total operating expenses for the three and six months ended June 30, 2026 was primarily due to the Company expanding as it prepares for commercial production. We anticipate expense to continue to increase in future periods as the Company expands its operations.

Net Income and Comprehensive Income

We had net income of $18,189,266 for the three months ended June 30, 2026, compared to net income of $20,459,888 for the three months ended June 30, 2025. The decrease in net income for the three months ended June 30, 2026 in comparison to the three months ended June 30, 2025 was primarily due to a gain on debt settlement of $29,850,212 that occurred in the three months ended June 30, 2025. This was partially offset by (1) a gain on revaluation of the Silver Loan of $11,119,246 for the three months ended June 30, 2026, compared to a loss of $2,961,015 for the three months ended June 30, 2025; (2) a gain on revaluation of warrant liabilities of $12,517,174 for the three months ended June 30, 2026, compared to a gain of $1,832,864 for the three months ended June 30, 2025; and (3) a decrease in loss on debt settlement, a loss of $29,149 was reported for the three months ended June 30, 2026, compared to a loss of $3,077,979 for the three months ended June 30, 2025.

We had net income of $38,313,956 for the six months ended June 30, 2026, compared to net income of $14,113,675 for the six months ended June 30, 2025. The increase in net income for the six months ended June 30, 2026, in comparison to the six months ended June 30, 2025 was primarily due to (1) a gain on revaluation of warrant liabilities of $43,580,366 for the six months ended June 30, 2026, compared to a gain of $2,295,627 for the six months ended June 30, 2025; and (2) a gain on revaluation of the Silver Loan of $6,213,354 for the six months ended June 30, 2026, compared to a loss of $9,029,947 for the six months ended June 30, 2025. This was partially offset by the gain on debt settlement and stream debentures of $29,850,212 and $4,149,606, respectively, that occurred in the six months ended June 30, 2025. No comparable gains were recognized during the six months ended June 30, 2026.

We had a comprehensive income of $18,029,614 and $39,164,370 for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025 - comprehensive income of $23,811,117 and $19,497,446, respectively). Comprehensive income for the three and six months ending June 30, 2026 is inclusive of a $159,652 loss and $850,414 gain on change in fair value on own credit risk, respectively (three and six months ended June 30, 2025 - gain of $3,351,229 and $5,383,771, respectively)

Liquidity and Capital Resources

Current Assets and Total Assets

As of June 30, 2026, the Company had total current assets of $11,201,170, compared to total current assets of $23,296,106 at December 31, 2025 – a decrease of $12,094,936; and total assets of $174,518,250, compared to total assets of $150,958,994 at December 31, 2025 – an increase of $23,559,256. During the six months ended June 30, 2026, our current assets decreased due to cash expenditures on the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine, partially offset by warrant exercises and an equity financing that occurred during the six months ended June 30, 2026. Non-current assets increased due to additions to the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine during the six months ended June 30, 2026.

Current Liabilities and Total Liabilities

As of June 30, 2026, our total current liabilities of $22,987,002 and total liabilities of $163,495,119, compared to total current liabilities of $16,838,089 and total liabilities of $207,030,036 at December 31, 2025.

Total liabilities decreased due to change in derivative liabilities of $43,580,366 in the six months ended June 30, 2026, compared to $2,295,627 in the same period in 2025, driven by a decrease in Bunker Hill Mining Corp.’s stock, which is the key input into the valuation of the warrants. In addition, a decrease in silver price resulted in a decrease to the silver loan of $6,213,354 in the six months ended June 30, 2026, compared to an increase to the silver loan of $9,029,947 in the same period in 2025. These decreases were partially offset by an increase in accounts payable and accrued liabilities due to timing of expenses and payments and additions to lease liabilities for mining-related mobile equipment which the company leases from Caterpillar Inc.

As of June 30, 2026, our total liabilities include $32,622,414 of warrants that are classified as a liability under US GAAP, as the instrument is exposed to foreign currency risks other than the changes in the value of the entity’s equity because the strike price of the warrants is denominated in C$ versus US$. Although classified as a liability, it does not represent a future cash outflow to the Company. The Company will settle any warrant exercises received with the issuance of our own shares together with the receipt of cash for those warrants exercised.

Working Capital and Shareholders’ Equity

As of June 30, 2026, we had working capital deficit of $11,785,832 and a shareholders’ equity of $11,023,131, compared to working capital of $6,458,017 and shareholders’ deficiency of $56,071,042 as of December 31, 2025. The working capital deficit as of June 30, 2026, was primarily due to cash expenditures on the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine, partially offset by the equity financings from a brokers and non-brokered private placement. The shareholders’ equity position was primarily due to the net income for the period ended June 30, 2026.

In July 2026, we completed our first sale of concentrate marking a pivotal milestone following six years of redevelopment, infrastructure modernization, permitting, financing, and underground rehabilitation. We expect to be at commercial production - defined as achieving 90 days at >65% of 1800tpd throughput and associated operating stability - by the end of 2026. In addition, on July 30, 2026, the Company drew $5,000,000 on the Teck Standby Facility to support our working capital requirements as operations continued ramp up towards full production. There is an additional $5,000,000 under the Teck Standby Facility available to the Company as may be required. These factors are expected to provide sufficient liquidity to support our ongoing operations and working capital requirements beyond the next 12 months.

Discussions continue regarding a modification and/or restructuring of the Silver Loan with Monetary Metals & Co. (“Monetary Metals”). Repayment of amounts owed may require securing additional capital from equity, and/or debt if the Company and Monetary Metals are unable to agree to a modification and/or restructuring prior to maturity. There can be no assurance that the Silver Loan will be modified and/or restructured or any such source of funds will be secured.

Cash Flow

During the six months ended June 30, 2026, we had a net cash decrease of $12,784,774 compared to net cash increase of $2,327,904 during the six months ended June 30, 2025. The decrease was primarily due to cash used in operating and investing activities primarily related to expenditures on the process plant, filter plant, paste plant, and mine development at the Bunker Hill Mine, partially offset by cash provided by financing activities, specifically proceeds from the issuance of shares of common stock.

Subsequent Events

On July 10, 2026, the Company issued 522,296 shares of common stock in connection with its election to satisfy interest payments under the outstanding convertible debentures for the three months ended June 30, 2026 and the Sprott Debt Facility for the twelve months ended June 30, 2026.

On July 30, 2026, the Company drew $5,000,000 on the Teck Standby Facility. The amount drawn bears interest at a rate of 13.5% per annum and is repayable in accordance with the repayment terms described in note 8 of the unaudited condensed interim consolidated financial statements.

Critical accounting estimates

The preparation of unaudited condensed interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed interim consolidated financial statements and accompanying notes for items such as allowances on credit losses, recoverable concentrate in stockpile and in-process inventory, mineral reserves, useful lives and depreciation methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of commodity sales, fair value of stock-based compensation, accrued liabilities, estimation of asset retirement obligations and reclamation liabilities, convertible debentures, stream obligation, and warrants. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q for the period ended June 30, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (principal executive officer) (“CEO”) and Chief Financial Officer (principal financial officer) (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three-month quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2021, Crescent Mining, LLC (“Crescent” or the “Plaintiff”) filed a lawsuit in the U.S. District Court for the District of Idaho (the “Court”) naming the Company, Placer Mining Corporation (“Placer”), and Robert Hopper Jr. as defendants. The Plaintiff requested unspecified damages and alleged that Placer and Robert Hopper Jr. intentionally flooded the Crescent Mine during the period from 1991 and 1994, and that the Company is jointly and severally liable with the other defendants for unspecified past and future costs associated with the presence of acid mine drainage in the Crescent Mine. The Company subsequently filed a motion to dismiss the claims, resulting in the dismissal of certain claims without prejudice on March 2, 2022. The Court denied the motion to dismiss filed by Placer for Crescent’s trespass, nuisance and negligence claims. Crescent subsequently filed an amended complaint on April 1, 2022 naming Placer and the Company as co-defendants. During 2025, the parties participated in mediation sessions. The Company defended the claims on behalf of itself and Placer, pursuant to an indemnification obligation under the terms of the sale and purchase agreement between the companies dated December 15, 2021. On June 26, 2026, the Court granted the Company and Placer complete summary judgment on the Plaintiff’s two CERCLA claims and partial summary judgment on Crescent’s state-law claims for damages arising before specified cutoff dates. The Plaintiff’s later-period state-law claims and the Company’s and Placer’s CERCLA contribution claims remain pending for trial or further proceedings. The Court also denied the Plaintiff’s motion seeking dismissal of the Company’s CERCLA Section 113(f) contribution claim, which remains pending for trial.

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

•	Ability to restructure or refinance the Silver Loan. The ability to modify, restructure, and/or refinance the Silver Loan is a material risk to the Company. The Company’s ability to secure additional capital from equity, and/or debt to refinance the Silver Loan will be critical in the event the Company and Monetary Metals are unable to agree to a modification and/or restructuring relating to scheduled interest payments or prior to maturity. There can be no assurance that the Silver Loan will be modified and/or restructured or any such source of funds will be secured. Discussions with Monetary Metals continue regarding a modification and/or restructuring of the Silver Loan, however, there is no assurance these discussions will result in a satisfactory resolution to reduce the risk to the Company’s ability to meet these obligations, in full or in part, without alternation to the Company’s current business plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three-month quarterly period covered by this report required to be reported by us.

Repurchases of Equity Securities

There were no repurchases of equity securities by us during the three-month quarterly period covered by this report.

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

The following table provides information for the three months ended June 30, 2026:

Mine	Mine Act §104 Violations (1)	Mine Act §104(b) Orders (2)	Mine Act §104(d) Citations and Orders (3)	Mine Act §110(b)(2) Violations (4)	Mine Act §107(a) Orders (5)	Proposed Assessments from MSHA (In dollars $)	Mining Related Fatalities	Mine Act §104(e) Notice (yes/no) (6)	Pending Legal Action before Federal Mine Safety and Health Review Commission (yes/no)
Bunker Hill Mine	4	0	0	0	0	$604	0	0	No

(1)	The total number of violations received from MSHA under §104 of the Mine Act, which includes citations for health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(2)	The total number of orders issued by MSHA under §104(b) of the Mine Act, which represents a failure to abate a citation under §104(a) within the period of time prescribed by MSHA.

(3)	The total number of citations and orders issued by MSHA under §104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(4)	The total number of flagrant violations issued by MSHA under §110(b)(2) of the Mine Act.

(5)	The total number of orders issued by MSHA under §107(a) of the Mine Act for situations in which MSHA determined an imminent danger existed.

(6)	A written notice from the MSHA regarding a pattern of violations, or a potential to have such pattern under §104(e) of the Mine Act.

Item 5. Other Information

(a) None.

(b) None.

(c) During the period ended June 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Bunker Hill Mining Corp., effective as of June 5, 2025 (incorporated by reference to Exhibit 3.1 to the Form S-1/A filed on August 5, 2025)
3.1.1	Certificate of Amendment, effective as of December 11, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 12, 2025)
3.1.2	Certificate of Change, effective on March 6, 2026 (incorporated by reference to Exhibit 3.1.2 to the 10-K filed on March 6, 2026)
3.2	Amended and Restated Bylaws of Liberty Silver Corp., dated as of December 21, 2012 (incorporated by reference to Exhibit 3.6 to the Form 8-K filed on December 28, 2012)
4.1	Supplemental Warrant Indenture, dated as of June 6, 2024, by and among Bunker Hill Mining Corp., Capital Transfer Agency ULC, and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on July 30, 2024)
4.2	Form of Bunker Hill Mining Corp. Non-Transferable Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 14, 2024)
4.3††	Warrant Indenture, dated as of June 5, 2025, by and between Bunker Hill Mining Corp. and Computershare Trust Company of Canada, as warrant agent (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on August 5, 2025)
4.4††	Warrant Indenture, dated September 29, 2025, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada (incorporated by reference to the Form 8-K filed on September 29, 2025)
4.5	Warrant Indenture, dated March 5, 2026, between Bunker Hill Mining Corp. and Computershare Trust Company of Canada (incorporated by reference to Exhibit 4.8 to the Form 10-K filed on March 6, 2026)
10.1	Bunker Hill Mining Corp. Amended and Restated Stock Option Plan, effective as of June 11, 2026 (incorporated by reference to Schedule C to the Schedule 14A filed on May 13, 2026)
10.2	Bunker Hill Mining Corp. Amended and Restated Restricted Stock Unit Plan, effective as of June 11, 2026 (incorporated by reference to Schedule B to the Schedule 14A filed on May 13, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	Inline XBRL Instance Document
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The omitted information is not material, and the registrant treats such information as private and confidential. The registrant hereby agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Interim Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Interim Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Interim Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficiency), and (v) Notes to Condensed Interim Consolidated Financial Statements.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2026

BUNKER HILL MINING CORP.

	By	/s/ Sam Ash
Sam Ash, Chief Executive Officer and President

Date: July 31, 2026

BUNKER HILL MINING CORP.

	By	/s/ Bradley Barnett
Bradley Barnett, Chief Financial Officer and Corporate Secretary

